Form 10-Q
period 2014-03-31
GLYCOMIMETICS INC
filed 2014-05-09
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36177

GlycoMimetics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1686563
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

401 Professional Drive, Suite 250 Gaithersburg, Maryland	20879
(Address of principal executive offices)	(Zip Code)

(240) 243-1201

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on May 8, 2014 was 18,793,464.

GLYCOMIMETICS, INC.

INDEX TO FORM 10-Q

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	3

Unaudited Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013 and for the period from May 21, 2003 (date of inception) to March 31, 2014	4

Unaudited Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and for the period from May 21, 2003 (date of inception) to March 31, 2014	5

Notes to Unaudited Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6. Exhibits	53

Signatures	54

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLYCOMIMETICS, INC.

(A Development-Stage Enterprise)

Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$56,966,028	$2,310,603
Prepaid expenses and other current assets	719,019	2,573,072

Total current assets	57,685,047	4,883,675
Property and equipment, net	379,099	399,799

Total assets	$58,064,146	$5,283,474

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$1,797,042	$1,144,895
Accrued bonuses	177,500	344,467
Accrued expenses	559,955	685,746
Current portion of deferred rent	107,686	104,191

Total current liabilities	2,642,183	2,279,299
Deferred rent	67,785	96,756

Total liabilities	2,709,968	2,376,055
Stockholders’ equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Series A-1 Convertible Preferred Stock; $0.001 par value; no shares authorized, issued or outstanding at March 31, 2014; 60,342,745 shares authorized, 30,726,326 shares issued and outstanding at December 31, 2013	—	30,726
Common stock; $0.001 par value; 100,000,000 authorized, 18,781,952 issued and outstanding at March 31, 2014; 70,258,276 authorized; 1,426,593 shares issued and outstanding at December 31, 2013	18,783	1,428
Additional paid-in capital	123,712,654	66,150,674
Deficit accumulated during the development stage	(68,377,259)	(63,275,409)

Total stockholders’ equity	55,354,178	2,907,419

Total liabilities and stockholders’ equity	$58,064,146	$5,283,474

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

(A Development-Stage Enterprise)

Unaudited Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31,		Period from May 21, 2003 (date of inception) to March 31,
	2014	2013	2014

Revenue	$—	$3,807,592	$23,594,763

Costs and expenses:
Research and development expense	3,881,720	2,742,932	74,682,389
Selling, general and administrative expense	1,224,903	605,938	17,211,747

Total costs and expenses	5,106,623	3,348,870	91,894,136

(Loss) income from operations	(5,106,623)	458,722	(68,299,373)

Other income (expense):
Interest income (expense), net	4,773	965	(167,564)
Other expense, net	—	—	89,678

Total other income (expense)	4,773	965	(77,886)

Net (loss) income and comprehensive (loss) income	$(5,101,850)	$459,687	$(68,377,259)

Net (loss) income share—basic	$(0.30)	$0.49
Net (loss) income per share—diluted	$(0.30)	$0.04
Weighted average shares outstanding—basic	17,232,566	930,529
Weighted average shares outstanding—diluted	17,232,566	11,128,733

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

(A Development-Stage Enterprise)

Unaudited Statements of Cash Flows

	Three Months Ended March 31,		Period from May 21, 2003 (date of inception) to March 31,
	2014	2013	2014
Operating activities
Net (loss) income	$(5,101,850)	$459,687	$(68,377,259)
Adjustments to reconcile net (loss) income net cash used in operating activities:
Depreciation	34,620	31,940	1,173,585
Loss on retirement of property and equipment	—	—	172,584
Amortization of imputed interest on notes payable	—	—	19,200
Amortization of debt discount	—	—	205,899
Sales proceeds	—	—	3,531
Compensation expense from stock option grants	292,216	108,011	1,708,116
Issuance of Series A Convertible Preferred Stock for services	—	—	300,000
Acquired in process research and development paid with Series A Convertible Preferred Stock and notes payable	—	—	660,802
Changes in assets and liabilities
Prepaid expenses and other current assets	1,854,053	54,889	(636,319)
Accounts payable	652,147	(319,431)	1,797,062
Accrued expenses	(292,758)	(381,638)	1,521,697
Deferred revenue	—	(3,807,592)	—
Deferred rent	(25,476)	(22,374)	175,471

Net cash used in operating activities	(2,587,048)	(3,876,508)	(61,275,631)

Investing activities
Restricted cash	—	—	(254,900)
Purchases of property and equipment	(13,920)	(6,824)	(1,556,387)

Net cash used in investing activities	(13,920)	(6,824)	(1,811,287)

Financing activities
Proceeds from issuance of Convertible Preferred Stock, net of issuance costs	—	—	45,120,901
Proceeds from issuance of common stock, net of issuance costs	57,256,393	—	57,256,393
Proceeds from notes payable	—	—	18,488,929
Proceeds from exercise of stock options	—	—	560,129
Repayments of notes payable	—	—	(1,373,406)

Net cash provided by financing activities	57,256,393	—	120,052,946

Net increase (decrease) in cash and cash equivalents	54,655,425	(3,883,332)	56,966,028

Cash and cash equivalents, beginning of period	2,310,603	17,372,832	—

Cash and cash equivalents, end of period	$56,966,028	$13,489,500	$56,966,028

Supplemental schedule of noncash financing activities:
Conversion of Series A Convertible Preferred Stock to Common Stock	$38,805,055	$—	$38,805,055

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

(A Development-Stage Enterprise)

Notes to Unaudited Financial Statements

1. Description of the Business

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

On January 15, 2014, the Company completed an initial public offering of its common stock, which resulted in the sale of 8,050,000 shares, including all additional shares available to cover over-allotments, at a price to the public of $8.00 per share. The Company received net proceeds of approximately $57.3 million.

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

2. Significant Accounting Policies

Basis of Accounting

The accompanying financial statements were prepared based on the accrual method of accounting in accordance with U.S. generally accepted accounting principles (GAAP).

Unaudited Financial Statements

The accompanying balance sheet as of March 31, 2014 and statements of operations and comprehensive income (loss) and cash flows for the three months ended March 31, 2014 and 2013 and period from May 21, 2003 (date of inception) to March 31, 2014 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations for the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2014, and the results of operations and cash flows for the three months ended March 31, 2014 and 2013 and period from May 21, 2003 (date of inception) to March 31, 2014. The December 31, 2013 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2014 and 2013 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Restricted Cash

The Company is required to maintain certificates of deposit that serve as collateral for operating leases and credit card accounts. Amounts classified as restricted cash were $83,000 at March 31, 2014 and December 31, 2013, and are presented within prepaid expenses and other current assets.

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents. The fair values of the financial instruments approximated their carrying values at March 31, 2014 and December 31, 2013, due to their short-term maturities. The Company accounts for recurring and nonrecurring fair value measurements in accordance with ASC 820, Fair Value Measurements. ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value, and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1—Fair value is determined by using unadjusted quoted prices that are available in active markets for identical assets and liabilities.

•	Level 2—Fair value is determined by using inputs, other than Level 1 quoted prices that are directly and indirectly observable. Inputs can include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in inactive markets. Related inputs can also include those used in valuation or other pricing models that can be corroborated by observable market data.

•	Level 3—Fair value is determined by inputs that are unobservable and not corroborated by market data. Use of these inputs involves significant and subjective judgments to be made by a reporting entity. In instances where the determination of the fair value measurement is based on inputs from different levels of fair value hierarchy, the fair value measurement will fall within the lowest level input that is significant to the fair value measurement in its entirety.

The Company periodically evaluates financial assets and liabilities subject to fair value measurements to determine the appropriate level at which to classify them each reporting period. This determination requires the Company to make subjective judgments as to the significance of inputs used in determining fair value and where such inputs lie within the ASC 820 hierarchy.

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of March 31, 2014 and December 31, 2013. The carrying value of cash held in money market funds of approximately $56.7 million and $2.2 million as of March 31, 2014 and December 31, 2013, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of the carrying value of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant, and Equipment. ASC 360 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. As of March 31, 2014 and December 31, 2013, the Company determined that there were no impaired assets and had no assets held for sale.

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

Collaborative research and development agreements can provide for one or more of up-front license fees, research payments, and milestone payments. Agreements with multiple components (deliverables or items) are evaluated according to the provisions of ASC 605-25, Revenue Recognition—Multiple-Element Arrangements, to determine whether the deliverables can be separated into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a stand-alone basis and (2) if the arrangement includes a general right of return relative to the delivered item(s) then delivery or performance of the undelivered item(s) is considered probable and substantially in control of the Company. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on selling price hierarchy. The selling price hierarchy for each deliverable is based on (i) vendor-specific objective evidence (VSOE), if available; (ii) third-party evidence (TPE) of selling price if VSOE is not available; or (iii) an estimated selling price, if neither VSOE nor third-party evidence is available. Management was not able to establish VSOE or TPE for separate unit deliverables, as the Company does not have a history of entering such arrangements or selling the individual deliverables within such arrangements separately. In addition, there may be significant differentiation in these arrangements, which indicates that comparable third-party pricing may not be available. Management determined that the selling price for the deliverables within the Pfizer collaboration agreement should be determined using its best estimate of selling price. The process of determining the best estimate of selling price involved significant judgment on the Company’s part and included consideration of multiple factors such as estimated direct expenses, other costs, and available clinical development data.

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

Research and Development Costs

Except for payments made in advance of services, research and development costs are expensed as incurred. For payments made in advance, the Company recognizes research and development expense as the services are rendered. Research and development costs primarily consist of salaries and related expenses for personnel, laboratory supplies and raw materials, sponsored research, depreciation of laboratory facilities and leasehold improvements, and utilities costs related to research space. Other research and development expenses include fees paid to consultants and outside service providers. The Company had $94,400 and $117,000 of accrued manufacturing and product costs within current liabilities as of March 31, 2014 and December 31, 2013, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the three months ended March 31, 2014 and 2013 and the period from May 21, 2003 (date of inception) to March 31, 2014, the Company’s net income (loss) equals comprehensive income (loss) and, accordingly, no additional disclosure is presented.

3. Net (Loss) Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted (loss) income per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net (loss) income	$(5,101,850)	$459,687
(Loss) income per share—basic	$(0.30)	$0.49
(Loss) income per share—diluted	$(0.30)	$0.04
Weighted-average number of shares—basic	17,232,566	930,529
Weighted-average number of shares—diluted	17,232,566	11,128,733

Included within diluted income per share for the quarter ended March 31, 2013 are 520,551 warrants, 372,285 stock options and 9,305,368 convertible preferred stock common stock equivalents. The following potentially dilutive securities outstanding at March 31, 2014 and 2013 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	March 31,
	2014	2013
Warrants	635,253	1,544
Stock options	1,729,186	111,973

4. Property and Equipment

Property and equipment consists of the following:

	March 31, 2014	December 31, 2013
Furniture, fixtures, and equipment	$108,815	$108,815
Laboratory equipment	835,061	826,821
Office equipment	10,467	10,467
Computer equipment	173,444	167,764
Leasehold improvements	41,843	41,843

	1,169,630	1,155,710
Less accumulated depreciation	(790,531)	(755,911)

	$379,099	$399,799

Depreciation of property and equipment totaled $34,620 and $31,940 for the three months ended March 31, 2014 and 2013, respectively, and $1,173,585 for the period from May 21, 2003 (date of inception) to March 31, 2014.

5. Operating Leases

The Company leases its office and research space under a five-year operating lease that is subject to escalation clauses. In connection with its lease arrangement, the Company received rent abatement as a lease incentive. The rent abatement has been recognized as deferred rent that will be adjusted on a straight-line basis over the term of the lease. Deferred rent was $175,471 and $200,947 at March 31, 2014 and December 31, 2013, respectively. Total rent expense was $96,319 and $80,989 for the three months ended March 31, 2014 and 2013, respectively and $2,853,503 for the period from May 21, 2003 (date of inception) to March 31, 2014.

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

Common Stock

As of March 31, 2014 and December 31, 2013, there were 100,000,000 and 70,258,276 shares of common stock, respectively, authorized to be issued. Certain of the outstanding shares of common stock are subject to stock restriction agreements (a Restriction Agreement). Pursuant to a Restriction Agreement, a stockholder shall not sell, assign, transfer, or otherwise dispose of any shares except to the Company or as expressly provided in the Restriction Agreement.

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

As part of the issuance of convertible unsecured promissory notes, the Company issued warrants to purchase an aggregate of 633,709 shares of common stock.

The following common stock warrants were outstanding at March 31, 2014:

NUMBER OF SHARES	EXERCISE PRICE PER SHARE	EXPIRATION DATE
298,404	$0.33	July 18, 2018
301,987	0.33	January 16, 2019
17,042	0.33	December 9, 2015
15,250	0.33	January 30, 2019
1,026	0.33	December 16, 2015
1,544	25.92	October 13, 2016

2003 Stock Incentive Plan

The 2003 Stock Incentive Plan (the 2003 Plan) provided for the grant of incentives and nonqualified stock options and restricted stock awards. The exercise price for incentive stock options must be at least equal to the fair value of the common stock on the grant date. Unless otherwise stated in a stock option agreement, 25% of the shares subject to an option grant will vest upon the first anniversary of the vesting start date and thereafter at the rate of one forty-eighth of the option shares per month as of the first day of each month after the first anniversary. Upon termination of employment by reasons other than death, cause, or disability, any vested options shall terminate 60 days after the termination date. Stock options terminate 10 years from the date of grant. The 2003 Plan expired on May 21, 2013. There were no shares granted under the 2003 Plan during the three months ended March 31, 2013.

A summary of the Company’s stock option activity under the 2003 Plan for the three months ended March 31, 2014 is as follows:

	OUTSTANDING OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2013	972,860	$1.18	7.19	$7,000
Options granted	—
Options exercised	—
Options forfeited	211	1.12

Outstanding as of March 31, 2014	972,649	1.15	5.91	14,767,000

Vested or expected to vest as of March 31, 2014	970,369	1.15	5.91	14,733,000

Exercisable as of March 31, 2014	901,671	1.13	5.75	13,706,000

As of March 31, 2014, there was $109,848 of total unrecognized compensation expense related to unvested options that will be recognized over a weighted-average period of approximately one year. Total intrinsic value of the options exercised during the three months ended March 31, 2013 was not material. The total fair value of shares underlying options which vested in the three months ended March 31, 2014 and 2013 was $17,825 and $77,536, respectively.

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

Shares issued under the 2013 Plan may be authorized but unissued or reacquired shares of common stock. Shares subject to stock awards granted under the 2013 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2013 Plan. Additionally, shares issued pursuant to stock awards under the 2013 Plan that the Company repurchases or that are forfeited, as well as shares reacquired by the Company as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2013 Plan.

A summary of the Company’s stock option activity under the 2013 Plan for the three months ended March 31, 2014 is as follows:

	OUTSTANDING OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2013	—	$—	—	$—
Options granted	756,537	8.00
Options exercised	—
Options forfeited	—

Outstanding as of March 31, 2014	756,537	8.00	9.78	6,302,000

Vested or expected to vest as of March 31, 2014	734,492	8.00	9.49	6,118,000

Exercisable as of March 31, 2014	—	—	—	—

The weighted-average fair value of the options granted during the three months ended March 31, 2014 was $6.13 per share, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

Three Months Ended March 31, 2014
Expected term (years)	6.25
Expected volatility	91.91%
Risk-free interest rate	2.16%
Expected dividend yield	0%

As of March 31, 2014, there was $4,218,834 of total unrecognized compensation expense related to unvested options that will be recognized over a weighted-average period of approximately 3.6 years.

Stock-based compensation expense was recognized as follows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Research and development	$91,467	$59,261
General and administrative expense	200,749	48,750

Total	$292,216	$108,011

7. Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2014 or March 31, 2013. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at March 31, 2014 and December 31, 2013.

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

In October 2011, the Company and Pfizer entered into a licensing agreement (the Pfizer Agreement) that provides Pfizer an exclusive worldwide license to GMI-1070 for vaso-occlusive crisis associated with sickle cell disease and for other diseases for which the drug candidate may be developed. The Company was responsible for completion of the Phase 2 trial, after which Pfizer will assume all further development and commercialization responsibilities. Upon execution of the Pfizer Agreement, the Company received an up-front payment of $22.5 million. The Pfizer Agreement also provides for potential milestone payments of up to $115.0 million upon the achievement of specified development milestones, including the dosing of the first patients in Phase 3 clinical trials for up to two indications and the first commercial sale of a licensed product in the United States and selected European countries for up to two indications; potential milestone payments of up to $70.0 million upon the achievement of specified regulatory milestones, including the acceptance of our filings for regulatory approval by regulatory authorities in the United States and Europe for up to two indications; and potential milestone payments of up to $135.0 million upon the achievement of specified levels of annual net sales of licensed products. The next potential milestone payment that the Company might be entitled to receive under the Pfizer Agreement is $35.0 million upon the dosing of the first patient in a Phase 3 clinical trial of GMI-1070. The Company expects that Pfizer will make an advance payment of $15.0 million against the milestone payment prior to the dosing of the first patient in the Phase 3 clinical trial.

The Company has determined that each potential future clinical, development and regulatory milestone is substantive. Although sales-based milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. The Company is also eligible to receive royalties on future sales contingent upon annual net sales thresholds. In addition, the Company and Pfizer have formed a joint steering committee that will oversee and coordinate activities as set forth in the research program. The $22.5 million up-front payment was recognized over a period of 1.5 years through the three months ended March 31, 2013. During the three months ended March 31, 2013, the Company recorded revenue of $3.8 million pursuant to the Pfizer Agreement in the Company’s statement of operations. As of March 31, 2014, no milestones related to this arrangement have been earned or recognized.

Pfizer has the right to terminate the Agreement by giving prior written notice. As of March 31, 2014, Pfizer and the Company are both in compliance with the provisions of the Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II – Item 1A, “Risk Factors,” and our other filings with the Securities and Exchange Commission. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.

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

We commenced operations in 2003, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our glycomimetics platform, identifying potential drug candidates, undertaking preclinical studies and, beginning in 2008, conducting clinical trials of GMI-1070. To date, we have financed our operations primarily through private placements of our securities, an upfront payment that we received in 2011 under our collaboration with Pfizer and the net proceeds from our recently completed initial public offering, or IPO, in January 2014. We have no products currently available for sale, and substantially all of our revenue to date has been revenue from the upfront payment from Pfizer, although we have received nominal amounts of revenue under research grants. Since our inception and prior to our IPO, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was an upfront payment under our collaboration with Pfizer and $64.1 million was from the sale of our convertible promissory notes and convertible preferred stock.

Since inception, we have incurred significant operating losses. Although we have generated cumulative revenue of $23.6 million since our inception through March 31, 2014, primarily consisting of a $22.5 million upfront payment Pfizer made to us when we entered into our agreement with them, we have accumulated an aggregate deficit of $68.4 million since the inception of our operations and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our collaboration with Pfizer, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•	prepare and initiate our planned Phase 1 and Phase 1/2 clinical trials of GMI-1271 in 2014;

•	continue the research and development of our other drug candidates;

•	seek to discover and develop additional drug candidates;

•	seek regulatory approvals for any drug candidates other than GMI-1070 that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates other than GMI-1070 for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

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

The first potential milestone payment that we might be entitled to receive under the Pfizer agreement is $35.0 million upon the initiation of dosing of the first patient in a Phase 3 trial of GMI-1070 by Pfizer. We currently expect that Pfizer will make an advance payment to us of $15.0 million against the first milestone payment, such advance to be made in the second quarter of 2014.

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

Although Pfizer has taken and is taking a number of steps to prepare for Phase 3 initiation in the second half of 2014, there can be no assurance that Pfizer will proceed on that schedule, or at all. There also can be no assurance that the conditions to its obligation to make the $35.0 million milestone payment or the $15.0 million advance will be satisfied.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 2 to our financial statements appearing elsewhere in this Quarterly Report, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments.

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

Our determination as to whether a payment meets these five conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone and would instead be considered part of the consideration for the single unit of accounting. In addition, if we determine that one milestone is not substantive, it could prevent us from concluding that subsequent milestones are substantive and, as a result, any additional milestone payments could also be considered part of the consideration for the single unit of accounting and would be recognized as revenue as those performance obligations are performed under either the proportional performance method or the straight-line method.

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

The following table summarizes the assumptions we used for estimating the fair value of stock options granted to employees and non-employee directors for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	2.16%	—
Expected life of option term	6.25 years	—
Volatility	91.91%	—
Estimated dividend yield	0%	—
Weighted average grant date fair value	$6.13	—

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

Income Taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes by the liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some of all of the deferred tax assets will not be realized. We have not recorded any tax provision or benefit for the three months period ended March 31, 2014. We have provided a valuation allowance for the full amount of our net deferred tax assets since the likelihood of realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be determined at March 31, 2014 and December 31, 2013.

Components of Operating Results

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of drugs in the near future. Substantially all of our revenue recognized to date has consisted of the upfront payment under our agreement with Pfizer. As of March 31, 2014, we have not received any development, regulatory or commercial milestone payments or any royalties under the Pfizer collaboration.

Since our inception, we have also recognized a nominal amount of revenue under research grant contracts, generally to the extent of our costs incurred in connection with specific research or development activities.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, facilities expenses, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, fees paid to CROs and other consultants and other outside expenses. Other preclinical research and platform programs include activities related to exploratory efforts, target validation, lead optimization for our earlier programs and our proprietary glycomimetics platform.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

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

Other Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

The following table sets forth our results of operations for the three months ended March 31, 2014 and 2013:

	THREE MONTHS ENDED MARCH 31,		PERIOD- TO PERIOD CHANGE
(in thousands)	2014	2013
Revenue	$—	$3,808	$(3,808)
Costs and expenses:
Research and development	3,882	2,743	1,139
General and administrative	1,225	606	619

Total costs and expenses	5,107	3,349	1,758

(Loss) income from operations	(5,107)	459	(5,566)
Other income:
Interest income	5	1	4

Total other income	5	1	4

Net (loss) income	$(5,102)	$460	$(5,562)

Revenue

The decrease in revenue of $3.8 million for the three months ended March 31, 2014 compared to the same period in 2013 is due to the remaining amortization of the deferred revenue relating to the upfront payment received by Pfizer. The upfront payment was fully recognized as of March 31, 2013, consistent with the completion of our development obligations under the collaboration.

Research and Development Expense

During the three months ended March 31, 2014 our research and development expense increased by $1.1 million compared to the same period in 2013, reflecting an increase of 42%. The increase in research and development expense was primarily attributable to an increase in expenses related to the manufacturing and process development of GMI-1271 in preparation for the filing of an IND for this drug candidate.

The following table summarizes our research and development expenses by functional area for the three months ended March 31, 2014 and 2013:

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2014	2013
Clinical development	$667	$515
Personnel related	1,045	964
Consulting fees	165	88
Manufacturing and formulation	1,079	528
Institutional research	94	82
Preclinical research	451	274
Laboratory costs	289	243
Stock-based compensation	92	49

	$3,882	$2,743

The following table summarizes our research and development expenses by drug candidate for the three months ended March 31, 2014 and 2013:

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2014	2013
GMI-1070	$28	$536
GMI-1271	1,847	690
GMI-1051	—	—
Other research and development	872	504
Personnel related and stock-based compensation	1,135	1,013

	$3,882	$2,743

General and Administrative Expense

For the three months ended March 31, 2014, our general and administrative expenses increased by $619,000, or 102%, compared to the three months ended March 31, 2013. The increase is primarily related to additional professional fees, insurance and other costs associated with supporting a public company operation as well as increased stock-based compensation expense.

The following table discloses the components of our general and administrative expenses for the three months ended March 31, 2014 and 2013:

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2014	2013
Personnel related	$427	$316
Stock-based compensation	201	59
Legal, consulting and other professional expenses	485	167
Other	112	64

	$1,225	$606

Salaries, benefits and related costs increased approximately $111,000 for the three months ended March 31, 2014 due to an increase in personnel as we continued to develop the administrative structure to support a publicly traded company. Stock-based compensation expense was approximately $201,000 for the three months ended March 31, 2014 compared to $59,000 for the three months ended March 31, 2013. The increase of $142,000 was due to additional stock option awards approved in January 2014.

Legal, consulting and other professional costs increased approximately $318,000 for the three months ended March 31, 2014 due primarily to the additional costs with the operations of a publicly traded company. Other expenses increased approximately $48,000 for the three months ended March 31, 2014, primarily due to increased costs of directors and officers insurance.

Liquidity and Capital Resources

Sources of Liquidity

Prior to our IPO in January 2014, we funded our operations primarily through private placements of our capital stock and upfront payments under our collaborative agreements. Through December 31, 2013, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was the upfront payment under our license agreement with Pfizer and $64.1 million was from the sale of convertible promissory notes and our convertible preferred stock. As of March 31, 2014, we had $57.0 million in cash and cash equivalents.

We are potentially eligible to earn a significant amount of milestone payments and royalties under our agreement with Pfizer. Our ability to earn these payments and their timing is dependent upon the outcome of Pfizer’s activities and is uncertain at this time.

Initial Public Offering of Common Stock

On January 15, 2014, we closed our IPO in which we sold an aggregate of 8,050,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares, for net proceeds of $57.3 million after deducting underwriting discounts and offering-related expenses. Upon closing of the IPO, all of the convertible preferred stock then outstanding automatically converted into 9,305,359 shares of common stock.

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

A change in the outcome of any of these variables with respect to the development of any of our drug candidates would significantly change the costs and timing associated with the development of that drug candidate. Because our drug candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements, including our existing collaboration with Pfizer. Except for Pfizer’s obligation to make milestone payments under our agreement with them, we will not have any committed external source of liquidity.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of March 31, 2014 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, without giving effect to any potential milestone payments we may receive under our license agreement with Pfizer. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Net cash used in operating activities	$(2.6)	$(3.9)
Net cash used in investing activities	(0.1)	(0.1)
Net cash provided by financing activities	57.3	—

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2014 and 2013 reflects, among other things, the amounts used to run our pre-clinical studies and to support the manufacturing development of GMI-1271 in preparation for the filing of an IND for this drug candidate in the first half of 2014.

Investing Activities

Net cash used in investing activities in both periods presented was primarily due to the acquisition of additional lab equipment needed to further our research and development activities.

Financing Activities

Net cash provided by financing activities of $57.3 million during the three months ended March 31, 2014 reflects net proceeds received from our IPO.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2014, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2014 and December 31, 2013, we had cash and cash equivalents of $57.0 million and $2.3 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended March  31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors

Our business is subject to numerous risks. You should carefully consider the following risks, as well as general economic and business risks, and all of the other information contained in this Quarterly Report on Form 10-Q, together with any other documents we file with the SEC. Any of the following risks could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. As of March 31, 2014, we had an accumulated deficit of $68.4 million. We have financed our operations to date with $64.1 million raised in private placements of convertible debt and convertible preferred stock, $22.5 million received in 2011 as an upfront payment under our license agreement with Pfizer and net proceeds of approximately $57.3 million from our recently completed initial public offering in January 2014. We have not generated any meaningful revenue since our inception other than from the upfront payment from Pfizer.

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

To become and remain profitable, we must succeed in developing and eventually commercializing drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates other than GMI-1070, obtaining regulatory approval for these drug candidates and manufacturing and commercializing any drugs for which we may obtain regulatory approval, as well as discovering additional drug candidates. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

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

We believe that our existing cash and cash equivalents as of March 31, 2014 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, without giving effect to any potential milestone payments we may receive under our agreement with Pfizer. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

•	our agreement with Pfizer remaining in effect and our ability to achieve milestones under this and any other license or collaboration agreement that we may enter into in the future, including a potential $35.0 million milestone payment upon dosing the first patient in a Phase 3 clinical trial, of which we expect to receive $15.0 million as an advance in the second quarter of 2014;

•	the progress and results of the Phase 3 clinical trial of GMI-1070 that we expect Pfizer to commence in the second half of 2014, pending approval through Pfizer’s governance process;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other drug candidates, including our planned Phase 1 and Phase 1/2 clinical trials of GMI-1271;

•	the number and development requirements of other drug candidates that we may pursue;

•	the costs, timing and outcome of regulatory review of our drug candidates;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates other than GMI-1070 for which we receive marketing approval;

•	any royalties we receive from Pfizer with respect to sales of GMI-1070, if it receives marketing approval;

•	the revenue, if any, received from commercial sales of our drug candidates other than GMI-1070 for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other drug candidates and technologies.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As of December 31, 2013, we had federal and state NOL carryforwards of $45.8 million, and research and development tax credit carryforwards of $4.6 million, each of which could be limited if we experience an ownership change.

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

We are very early in our development efforts and have only one drug candidate, GMI-1070, that has completed a clinical trial. All of our other drug candidates are still in preclinical development. We have not completed the development of any drug candidates, we currently generate no revenue from the sale of any drugs and we may never be able to develop a marketable drug. We have invested substantially all of our efforts and financial resources in the development of our glycomimetics platform, the identification of potential drug candidates using that platform and the development of our drug candidates. Other than with respect to GMI-1070, for which our collaborator Pfizer now has the responsibility for further development and commercialization, our ability to generate revenue from our other drug candidates, which we do not expect will occur for many years, if ever, will depend heavily on their successful development and eventual commercialization. The success of those drug candidates will depend on several factors, including:

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

We or our collaborators may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because GMI-1070 and GMI-1271 are intended to treat patients with sickle cell disease and AML, respectively, both of which represent a relatively low percentage of the population as compared to other diseases, our or our collaborators’ ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same or similar indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates. Patient enrollment is also affected by other factors, including:

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

We have limited capabilities for drug development and do not yet have any capabilities for sales, marketing or distribution. Under our license agreement with Pfizer, Pfizer is responsible for all further development, regulatory approval and potential commercialization efforts with respect to GMI-1070. All of our drug candidates other than GMI-1070 are still in preclinical development, and therefore our success is highly dependent on our collaboration with Pfizer. We cannot assure you that Pfizer will continue to develop GMI-1070 in a timely manner, or at all, or, if it achieves regulatory approval, that Pfizer will successfully commercialize GMI-1070.

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

If our collaboration with Pfizer or any other collaborations we might enter into in the future do not result in the successful development and commercialization of drugs, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration, including the $35.0 million payment for the next milestone under the Pfizer agreement or the potential $15.0 million advance against that milestone payment. In addition, even if we are eligible to receive these payments, they could be substantially delayed. For example, under our license agreement, Pfizer has the option to commence another Phase 2 clinical trial of GMI-1070, and such commencement would delay or inhibit our ability to receive some of the milestone payments we might otherwise have received under the agreement. If we do not receive the funding we expect under these agreements, the development of our drug candidates could be delayed and we may need additional resources to develop our drug candidates. All of the risks relating to drug development, regulatory approval and commercialization described in this report also apply to the activities of our collaborators.

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

If we are unable to establish our own sales, marketing and distribution capabilities and enter into arrangements with third parties to perform these services, our revenue and our profitability, if any, are likely to be lower than if we were to sell, market and distribute any drugs that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our drug candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drugs effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our or our collaborators’ inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved drugs that we develop could adversely affect our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

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

We currently hold $5.0 million of product liability insurance coverage in the aggregate, with a per incident limit of $5.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our drug candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our drug candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.

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

In addition to seeking patents for our drug candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. For example, our platform is based on trade secrets that consist largely of expertise in carbohydrate chemistry and knowledge of carbohydrate biology. We do not believe that we can obtain patent protection for our platform. Thus, our competitors may use our methods, or acquire similar expertise, in order to develop glycomimetic drug candidates and progress these drug candidates through clinical development and commercialization, which could impair our ability to successfully commercialize our drug candidates.

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

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;

•	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members, with data collection beginning on August 1, 2013, requirements for manufacturers to submit reports to CMS by March 31, 2014, and the 90th day of each subsequent calendar year, and disclosure of such information to be made by CMS on a publicly available website beginning by September 2014; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In some countries, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

Recruiting and retaining qualified scientific and clinical personnel and, if we progress the development of our drug pipeline other than GMI-1070 toward scaling up for commercialization, sales and marketing personnel, will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval for and commercialize our drug candidates. Competition to hire qualified personnel in our industry is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Our certificate of incorporation authorizes us to issue up to 100,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plan, our employee stock purchase plan or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

Additionally, the holders of an aggregate of 10,731,952 shares of our common stock and 635,253 shares of our common stock issuable upon the exercise of outstanding warrants, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of The NASDAQ Global Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our current fiscal year, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our initial public offering, we had never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

On January 9, 2014, our Registration Statement on Form S-1, as amended (File No. 333-191567) was declared effective in connection with our initial public offering, pursuant to which we sold 8,050,000 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $8.00 per share. The offering closed on January 15, 2014, and, as a result, we received net proceeds of approximately $57.3 million (after underwriters’ discounts and commissions of approximately $4.5 million and additional offering related costs of approximately $2.6 million). The joint managing underwriters of the offering were Jefferies LLC and Barclays Capital Inc.

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

Item 6. Exhibits

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014).

4.1	Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 31, 2013).

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLYCOMIMETICS, INC.

Date: May 9, 2014	By:	/s/ Brian M. Hahn
Brian M. Hahn
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014).

4.1	Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 31, 2013).

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.