Form 10-Q
period 2014-06-30
GLYCOMIMETICS INC
filed 2014-07-31
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 29, 2014 was 18,893,464.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLYCOMIMETICS, INC.

Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,217,242	$2,310,603
Prepaid expenses and other current assets	881,714	2,573,072

Total current assets	67,098,956	4,883,675
Property and equipment, net	420,640	399,799

Total assets	$67,519,596	$5,283,474

Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$472,161	$1,144,895
Accrued bonuses	372,756	344,467
Accrued expenses	2,640,591	685,746
Current portion of deferred rent	111,397	104,191

Total current liabilities	3,596,905	2,279,299
Deferred rent	38,837	96,756

Total liabilities	3,635,742	2,376,055
Stockholders’ equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Series A-1 Convertible Preferred Stock; $0.001 par value; no shares authorized, issued or outstanding at June 30, 2014; 60,342,745 shares authorized, 30,726,326 shares issued and outstanding at December 31, 2013	—	30,726
Common stock; $0.001 par value; 100,000,000 authorized, 18,893,464 issued and outstanding at June 30, 2014; 70,258,276 authorized; 1,426,593 shares issued and outstanding at December 31, 2013	18,894	1,428
Additional paid-in capital	124,250,499	66,150,674
Accumulated deficit	(60,385,539)	(63,275,409)

Total stockholders’ equity	63,883,854	2,907,419

Total liabilities and stockholders’ equity	$67,519,596	$5,283,474

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$15,027,004	$55,074	$15,027,004	$3,862,665

Costs and expenses:
Research and development	5,357,696	2,883,777	9,239,417	5,626,709
General and administrative	1,605,092	668,253	2,829,995	1,274,192

Total costs and expenses	6,962,788	3,552,030	12,069,412	6,900,901

Income (loss) from operations	8,064,216	(3,496,956)	2,957,592	(3,038,236)
Other income (expense)	4,263	(104)	9,036	865

Income (loss) and comprehensive income (loss) before income taxes	8,068,479	(3,497,060)	2,966,628	(3,037,371)

Income tax expense	76,758	—	76,758	—

Net income (loss) and net comprehensive income (loss)	$7,991,721	$(3,497,060)	$2,889,870	$(3,037,371)

Basic net income (loss) per common share	$0.42	$(3.70)	$0.16	$(3.24)
Diluted net income (loss) per common share	$0.39	$(3.70)	$0.15	$(3.24)
Basic weighted average number of common shares	18,807,675	946,363	18,020,121	938,446
Diluted weighted average number of common shares	20,238,343	946,363	19,472,995	938,446

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income (loss)	$2,889,870	$(3,037,371)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	73,472	64,319
Loss on disposal of property and equipment	1,424	—
Compensation expense from stock option grants	710,643	217,674
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,691,358	237,551
Accounts payable	(672,734)	(215,635)
Accrued expenses	1,983,134	56,320
Deferred revenue	—	(3,862,665)
Deferred rent	(50,713)	(44,301)

Net cash provided by (used in) operating activities	6,626,454	(6,584,108)

Investing activities
Purchases of property and equipment	(95,737)	(30,492)

Net cash used in investing activities	(95,737)	(30,492)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	57,248,219	—
Proceeds from exercise of stock options and warrants	127,703	19,750

Net cash provided by financing activities	57,375,922	19,750

Net change in cash and cash equivalents	63,906,639	(6,594,850)

Cash and cash equivalents, beginning of period	2,310,603	17,372,832

Cash and cash equivalents, end of period	$66,217,242	$10,777,982

Supplemental schedule of noncash financing activities:
Conversion of Series A-1 Convertible Preferred Stock to Common Stock	$38,805,055	$—

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Notes to Unaudited Financial Statements

1. Description of the Business – Planned Commercial Operations Have Not Commenced

GlycoMimetics, Inc. (the Company) is a business that has not commercialized any of its product candidates. The Company was incorporated in Delaware on April 4, 2003 and commenced operations on May 21, 2003. The Company is headquartered in Gaithersburg, Maryland.

The Company is a clinical stage biotechnology company focused on the discovery and development of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. Glycomimetics are molecules that mimic the structure of carbohydrates involved in important biological processes. Using its expertise in carbohydrate chemistry and knowledge of carbohydrate biology, the Company is developing a pipeline of proprietary glycomimetics that inhibit disease-related functions of carbohydrates, such as the roles they play in inflammation, cancer and infection.

The Company’s executive personnel have devoted substantially all of their time to date to the planning and organization of the Company, the process of hiring scientists, initiating research and development programs and securing adequate capital for anticipated growth and operations. The Company is subject to a number of risks similar to those of other companies in similar development stages, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, and the need to obtain adequate additional financing to fund the development of its product candidates. The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity financings, and management expects operating losses and negative operating cash flows to continue for the foreseeable future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.

Initial Public Offering

On January 15, 2014, the Company completed an initial public offering of its common stock, which resulted in the sale of 8,050,000 shares, including all additional shares available to cover over-allotments, at a price to the public of $8.00 per share. The Company received net proceeds of approximately $57.2 million.

2. Significant Accounting Policies

Basis of Accounting

The accompanying financial statements were prepared based on the accrual method of accounting in accordance with U.S. generally accepted accounting principles (GAAP).

Unaudited Financial Statements

The accompanying balance sheet as of June 30, 2014, statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations for the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2014, the results of operations for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. The December 31, 2013 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2014 and 2013 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Restricted Cash

The Company is required to maintain certificates of deposit that serve as collateral for operating leases and credit card accounts. Amounts classified as restricted cash were $83,000 at June 30, 2014 and December 31, 2013, and are presented within prepaid expenses and other current assets.

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents. The fair values of the financial instruments approximated their carrying values at June 30, 2014 and December 31, 2013, due to their short-term maturities. The Company accounts for recurring and nonrecurring fair value measurements in accordance with ASC 820, Fair Value Measurements. ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value, and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of June 30, 2014 and December 31, 2013. The carrying value of cash held in money market funds of approximately $64.1 million and $2.2 million as of June 30, 2014 and December 31, 2013, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

ESTIMATED USEFUL LIVES
Furniture and fixtures	2–5 years
Laboratory equipment	1–5 years
Office equipment	1–5 years
Computer equipment	1–5 years
Leasehold improvements	Shorter of lease term or useful life

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of the carrying value of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant, and Equipment. ASC 360 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. As of June 30, 2014 and December 31, 2013, the Company determined that there were no impaired assets and had no assets held for sale.

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

The primary deliverable under this arrangement is an exclusive worldwide license to the Company’s rivipansel compound (previously referred to by the Company as GMI-1070), but the arrangement also includes deliverables related to research and preclinical development activities to be performed by the Company on Pfizer’s behalf.

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

Effective January 1, 2011, the Company also adopted ASC 605-28, Revenue Recognition—Milestone Method. Under this guidance, at the inception of agreements that include milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. In making this assessment, the Company evaluates factors such as scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the agreement. Non-refundable development and regulatory milestones that are expected to be achieved as a result of the Company’s efforts during the period of substantial involvement are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive because the Company does not contribute effort to the achievement of such milestones are generally achieved after the period of substantial involvement and are recognized as revenue upon achievement of the milestone, as there are no undelivered elements remaining and no continuing performance obligation, assuming all other revenue recognition criteria are met. In May 2014, the Company recognized $15.0 million in revenue as a result of the first milestone payment received from Pfizer.

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

Stock-Based Compensation

Stock-based payments are accounted for in accordance with the provisions of ASC 718, Compensation—Stock Compensation. The fair value of stock-based payments is estimated, on the date of grant, using the Black-Scholes-Merton model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the option.

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

Net Income (Loss) Per Share

Basic net income (loss) per common share is determined by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and warrants and the if-converted method is used to determine the dilutive effect of the Company’s Series A-1 convertible preferred stock.

Basic and diluted income (loss) per common share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$7,991,721	$(3,497,060)	$2,889,870	$(3,037,371)
Income (loss) per share-basic	$0.42	$(3.70)	$0.16	$(3.24)
Income (loss) per share-diluted	$0.39	$(3.70)	$0.15	$(3.24)
Basic weighted average common shares outstanding	18,807,675	946,363	18,020,121	938,446
Diluted weighted average common shares outstanding	20,238,343	946,363	19,472,995	938,446

The following common stock equivalents are included in the calculation of diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Warrants	611,698	—	613,345	—
Stock options	818,970	—	839,529	—

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Warrants	1,544	635,255	1,544	635,255
Stock options	919,188	1,495,605	919,188	1,495,605
Converted preferred stock	—	9,305,359	—	9,305,359

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

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the three and six months ended June 30, 2014 and 2013, the Company’s net income (loss) equals comprehensive income (loss) and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 will also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Presently, the Company is assessing what effect the adoption of ASU 2014-09 will have on its financial statements and accompanying notes.

In June 2014, the FASB issued ASU No. 2014-10, which amended Accounting Standards Codification (ASC) Topic 915 Development Stage Entities. The amendment eliminates certain financial reporting requirements surrounding development stage entities, including an amendment to the variable interest entities guidance in ASC Topic 810, Consolidation. The amendment removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP. Consequently, the amendment eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

This amendment is effective for fiscal years beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company has made the election to early adopt this amendment effective June 30, 2014 and, as a result, the Company is no longer presenting or disclosing the information previously required under Topic 915. The early adoption was made to reduce data maintenance by removing all incremental financial reporting requirements for development stage entities. The adoption of this amendment alters the disclosure requirements of the Company, but it does not have any material impact on the Company’s financial position or results of operations for the current or any prior reporting periods.

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	June 30, 2014	December 31, 2013
Prepaid expenses	$756,940	$172,814
Restricted deposits	82,700	82,700
Other receivables	42,074	94,754
Prepaid initial public offering costs	—	2,222,804

	$881,714	$2,573,072

4. Property and Equipment

Property and equipment consists of the following:

	June 30, 2014	December 31, 2013
Furniture and fixtures	$118,201	$108,815
Laboratory equipment	901,955	826,821
Office equipment	10,467	10,467
Computer equipment	173,129	167,764
Leasehold improvements	41,843	41,843

	1,245,595	1,155,710
Less accumulated depreciation	(824,955)	(755,911)

	$420,640	$399,799

Depreciation expense for the three months ended June 30, 2014 and 2013 was $38,852 and $32,378, respectively, and $73,472 and $64,319 for the six months ended June 30, 2014 and 2013, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	June 30, 2014	December 31, 2013
Accrued expenses	$1,588,741	$356,345
Accrued research and development expenses	493,200	114,005
Accrued consulting and other professional fees	171,129	54,211
Accrued employee benefits	250,763	155,935
Accrued taxes	136,758	5,250

	$2,640,591	$685,746

6. Operating Leases

The Company leases its office and research space under a five-year operating lease that is subject to escalation clauses. The current lease expires in October 2015. In connection with its lease arrangement, the Company received rent abatement as a lease incentive. The rent abatement has been recognized as deferred rent that will be adjusted on a straight-line basis over the term of the lease. Deferred rent was $150,234 and $200,947 at June 30, 2014 and December 31, 2013, respectively. Total rent expense for the three months ended June 30, 2014 and 2013 was $96,554 and $96,317, respectively, and $192,871 and $177,307 for the six months ended June 30, 2014 and 2013, respectively.

Please refer to note 10 (Subsequent Event) for a description of the Company’s lease agreement with BMR-Medical Center Drive LLC, which was entered into on July 23, 2014.

7. Stockholders’ Equity

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

Common Stock

As of June 30, 2014 and December 31, 2013, there were 100,000,000 and 70,258,276 shares of common stock, respectively, authorized to be issued. Certain of the outstanding shares of common stock are subject to stock restriction agreements (a Restriction Agreement). Pursuant to a Restriction Agreement, a stockholder shall not sell, assign, transfer, or otherwise dispose of any shares except to the Company or as expressly provided in the Restriction Agreement.

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

As part of the issuance of convertible unsecured promissory notes, the Company issued warrants to purchase an aggregate of 633,709 shares of common stock. In April 2014, one of the Company’s warrant holders exercised its warrant to purchase 1,026 shares of common stock at an exercise of $0.33 per share, resulting in proceeds to the Company of $339.

The following common stock warrants were outstanding at June 30, 2014:

NUMBER OF SHARES	EXERCISE PRICE PER SHARE	EXPIRATION DATE
298,404	$0.33	July 18, 2018
301,987	0.33	January 16, 2019
17,042	0.33	December 9, 2015
15,250	0.33	January 30, 2019
1,544	25.92	October 13, 2016

2003 Stock Incentive Plan

The 2003 Stock Incentive Plan (the 2003 Plan) provided for the grant of incentives and nonqualified stock options and restricted stock awards. The exercise price for incentive stock options must be at least equal to the fair value of the common stock on the grant date. Unless otherwise stated in a stock option agreement, 25% of the shares subject to an option grant will vest upon the first anniversary of the vesting start date and thereafter at the rate of one forty-eighth of the option shares per month as of the first day of each month after the first anniversary. Upon termination of employment by reasons other than death, cause, or disability, any vested options shall terminate 60 days after the termination date. Stock options terminate 10 years from the date of grant. The 2003 Plan expired on May 21, 2013. There were options for 9,297 shares granted under the 2003 Plan at a weighted average exercise price of $3.73 during the six months ended June 30, 2013 prior to the expiration of the 2003 Plan.

A summary of the Company’s stock option activity under the 2003 Plan for the six months ended June 30, 2014 is as follows:

	OUTSTANDING OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2013	972,860	$1.18	7.19	$7,000
Options granted	—
Options exercised	(110,486)	1.16
Options forfeited	(633)	1.12

Outstanding as of June 30, 2014	861,741	1.26	5.70	6,180

Vested or expected to vest as of June 30, 2014	859,829	1.26	5.70	6,168

Exercisable as of June 30, 2014	802,034	1.20	5.56	5,799

As of June 30, 2014, there was $95,624 of total unrecognized compensation expense related to unvested options that will be recognized over a weighted-average period of approximately one year. Total intrinsic value of the options exercised during the six months ended June 30, 2013 was not material. The total fair value of shares underlying options which vested in the six months ended June 30, 2014 and 2013 was $30,308 and $180,295, respectively.

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

A summary of the Company’s stock option activity under the 2013 Plan for the six months ended June 30, 2014 is as follows:

	OUTSTANDING OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2013	—	$—	—	$—
Options granted	919,188	8.90
Options exercised	—
Options forfeited	—

Outstanding as of June 30, 2014	919,188	8.90	9.58	372

Vested or expected to vest as of June 30, 2014	893,964	8.90	9.31	362

Exercisable as of June 30, 2014	—	—	—	—

The weighted-average fair value of the options granted during the six months ended June 30, 2014 was $6.72 per share, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

Six Months Ended June 30, 2014
Expected term (years)	6.25
Expected volatility	90.50%
Risk-free interest rate	2.14%
Expected dividend yield	0%

As of June 30, 2014, there was $5,322,601 of total unrecognized compensation expense related to unvested options that will be recognized over a weighted-average period of approximately 3.4 years.

Stock-based compensation expense was classified on the statement of operations as follows for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$127,658	$49,560	$219,124	$98,310
General and administrative	290,771	60,103	491,519	119,364

Total stock-based compensation expense	$418,429	$109,663	$710,643	$217,674

8. Income Taxes

The Company recorded an income tax expense of $76,758 and $0 for the six months ended June 30, 2014 and 2013, respectively. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at June 30, 2014 and December 31, 2013. Under the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards that can be used in future years. The Company’s net operating loss carryforwards and research and development tax credits may be limited for use in a future annual period.

9. Research and License Agreements

In October 2011, the Company and Pfizer entered into a licensing agreement (the Pfizer Agreement) that provides Pfizer an exclusive worldwide license to rivipansel for vaso-occlusive crisis associated with sickle cell disease and for other diseases for which the drug candidate may be developed. The Company was responsible for completion of the Phase 2 trial, after which Pfizer will assume all further development and commercialization responsibilities. Upon execution of the Pfizer Agreement, the Company received an up-front payment of $22.5 million. The Pfizer Agreement also provides for potential milestone payments of up to $115.0 million upon the achievement of specified development milestones, including the dosing of the first patients in Phase 3 clinical trials for up to two indications and the first commercial sale of a licensed product in the United States and selected European countries for up to two indications; potential milestone payments of up to $70.0 million upon the achievement of specified regulatory milestones, including the acceptance of our filings for regulatory approval by regulatory authorities in the United States and Europe for up to two indications; and potential milestone payments of up to $135.0 million upon the achievement of specified levels of annual net sales of licensed products. In May 2014, the Company received a non-refundable payment of $15.0 million from Pfizer as a partial milestone payment owed to the Company upon the dosing of the first patient in the Phase 3 clinical trial. Upon the dosing of the first patient in a Phase 3 clinical trial of rivipansel, the Company will be entitled to receive the remaining $20.0 million of the scheduled milestone payment under the Pfizer Agreement.

The Company has determined that each potential future clinical, development and regulatory milestone is substantive. Although sales-based milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. The Company is also eligible to receive royalties on future sales contingent upon annual net sales thresholds. In addition, the Company and Pfizer have formed a joint steering committee that will oversee and coordinate activities as set forth in the research program. The $22.5 million up-front payment was recognized over a period of 1.5 years through the six months ended March 31, 2013. During the six months ended June 30, 2013, the Company recorded revenue of $3.8 million pursuant to the Pfizer Agreement in the Company’s statement of operations. In May 2014, the Company received a non-refundable payment from Pfizer in the amount of $15.0 million.

Pfizer has the right to terminate the Agreement by giving prior written notice. As of June 30, 2014, Pfizer and the Company are both in compliance with the provisions of the Agreement.

In February 2004, the Company entered into a research services agreement (the Research Agreement) with the University of Basel (the University) for biological evaluation of selectin antagonists. Certain patents covering the rivipansel compound are subject to provisions of the Research Agreement.

Under the terms of the Research Agreement, the Company is required to pay the University 10% payment of all milestone and royalty payments received from Pfizer with respect to rivipansel. During the three months ended June 30, 2014, the Company recorded an accrued expense of $1.5 million due to the University, representing 10% of the $15.0 million non-refundable cash milestone payment that the Company received from Pfizer in May 2014.

10. Subsequent Event

On July 23, 2014, the Company and BMR-Medical Center Drive LLC (the Landlord) entered into a lease agreement for the Company’s future corporate headquarters in Rockville, Maryland (the Lease). Under the Lease, which will have an 8-year term commencing on November 1, 2015, the Company will lease 33,843 square feet of office and laboratory space and will pay $607,500 in annual base rent over the term of the Lease, subject to annual escalation clauses. The Company will also have the right to sublease or assign all or a portion of the premises, subject to the conditions set forth in the Lease. The Lease may be terminated early by either the Landlord or the Company in certain circumstances.

The Company will continue to incur rent expenses for its current headquarters in Gaithersburg, Maryland under its current lease that expires in October 2015.

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

We are focusing our initial efforts on drug candidates for rare diseases that we believe will qualify for orphan drug designation. We are developing our lead drug candidate, rivipansel (previously referred to as GMI-1070), for the treatment of vaso-occlusive crisis, or VOC, one of the most severe complications of sickle cell disease. Rivipansel has received both orphan drug designation and fast track designation from the U.S. Food and Drug Administration, or FDA, for the treatment of VOC. In October 2011, we entered into a license agreement with Pfizer under which we were responsible for the clinical development of rivipansel through the completion of a Phase 2 clinical trial. Following our completion of the Phase 2 clinical trial in April 2013, Pfizer is now responsible for all further clinical development, regulatory approval and potential commercialization of rivipansel for all indications and Pfizer has commercial rights to rivipansel worldwide. Pfizer had advised us through the joint steering committee established under the license agreement that they intend to begin enrolling patients for a Phase 3 clinical trial of rivipansel in the second half of 2014. In July 2014, we were notified by Pfizer that an agreement had been reached with the FDA under a special protocol assessment, or SPA, for the Phase 3 trial.

Building on our experience with rivipansel, we are developing a pipeline of other glycomimetic drug candidates. Our second most advanced drug candidate, GMI-1271, is a specific E-selectin inhibitor, which we are developing to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, and potentially other hematologic cancers. In June 2014, we commenced a Phase 1 clinical trial to evaluate the safety, tolerability and pharmacokinetics of GMI-1271 for the treatment of AML. The single-site Phase 1 trial of GMI-1271 is a randomized, double-blind, placebo-controlled, single ascending intravenous dose study of GMI-1271 in 28 healthy adult subjects. Three dose levels of GMI-1271 will be tested. We anticipate the final data being available in the second half of 2014. Our next planned study is a Phase 1/2 trial of GMI-1271 as an adjunct to standard chemotherapy in patients with AML.

We are also developing a pipeline of other preclinical drug candidates based on our expertise in carbohydrate chemistry. We have retained the worldwide development and commercialization rights to all of our drug candidates other than rivipansel.

We commenced operations in 2003, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our glycomimetics platform, identifying potential drug candidates, undertaking preclinical studies and, beginning in 2008, conducting clinical trials of rivipansel. To date, we have financed our operations primarily through private placements of our securities, upfront and milestone payments under our collaboration with Pfizer and the net proceeds from our initial public offering, or IPO, in January 2014. We have no products currently available for sale, and substantially all of our revenue to date has been revenue from the upfront and milestone payments from Pfizer, although we have received nominal amounts of revenue under research grants. Prior to our IPO, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was an upfront payment under our collaboration with Pfizer and $64.1 million was from the sale of our convertible promissory notes and convertible preferred stock. The IPO provided us with net proceeds of $57.2 million, and we received a partial non-refundable milestone payment from Pfizer in May 2014 of $15.0 million.

Since inception, we have incurred significant operating losses. Although we have generated cumulative revenue of $38.6 million since our inception through June 30, 2014, primarily consisting of the $22.5 million upfront payment from Pfizer in 2011 and the $15.0 million milestone payment in May 2014, we had an accumulated deficit of $60.4 million as of June 30, 2014 and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our collaboration with Pfizer, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•	prepare and initiate our planned Phase 1/2 clinical trials of GMI-1271 in 2014;

•	continue the research and development of our other drug candidates;

•	seek to discover and develop additional drug candidates;

•	seek regulatory approvals for any drug candidates other than rivipansel that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates other than rivipansel for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

To fund further operations, we will need to raise capital in addition to the net proceeds we received from our IPO and additional milestone payments we may receive under our collaboration with Pfizer. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations for at least the next 12 months. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Our Collaboration with Pfizer

In October 2011, we entered into the license agreement with Pfizer under which we granted Pfizer an exclusive worldwide license to develop and commercialize products containing rivipansel for all fields and uses. The license also covers specified back-up compounds along with modifications of and improvements to rivipansel that meet defined chemical properties. Pfizer is required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize rivipansel for sickle cell disease in the United States. Under the terms of the agreement, we received a $22.5 million upfront payment. We are also eligible to earn potential milestone payments of up to $115.0 million upon the achievement of specified development milestones, including the dosing of the first patients in Phase 3 clinical trials for up to two indications and the first commercial sale of a licensed product in the United States and selected European countries for up to two indications, up to $70.0 million upon the achievement of specified regulatory milestones, including the acceptance of our filings for regulatory approval by regulatory authorities in the United States and Europe for up to two indications, and up to $135.0 million upon the achievement of specified levels of annual net sales of licensed products. We are also eligible to receive tiered royalties for each licensed product, with percentages ranging from the low double digits to the low teens, based on net sales worldwide, subject to reductions in specified circumstances.

The first potential milestone payment under the Pfizer agreement was $35.0 million upon the initiation of dosing of the first patient in a Phase 3 trial of rivipansel by Pfizer. Under the collaboration, Pfizer made a $15.0 million non-refundable payment to us in May 2014, and the dosing of the first patient in the Phase 3 clinical trial will trigger the remaining $20.0 million milestone payment to us.

Activities necessary to support the initiation of a Phase 3 trial in the second half of 2014 are currently underway. In addition to Pfizer’s agreement with the FDA under an SPA for the Phase 3 trial, the steps that Pfizer has taken and is taking to prepare for a Phase 3 trial include manufacturing of the drug substance to be used in the Phase 3 trial, completion of toxicology studies that would support a Phase 3 trial and an NDA, engagement with regulatory authorities overseas to discuss plans for the conduct of a Phase 3 trial, planning and preparation for a so-called TQTc clinical trial to evaluate cardiac safety that would support a Phase 3 trial, contracting with a CRO to provide services in the conduct of a Phase 3 trial and convening clinical investigators in the United States and overseas to discuss plans for a Phase 3 trial.

Although Pfizer has taken and is taking a number of steps to prepare for Phase 3 initiation in the second half of 2014, there can be no assurance that Pfizer will proceed on that schedule, or at all. There also can be no assurance that the conditions to its obligation to make the remaining $20.0 million milestone payment to us under the agreement will be satisfied.

We have a research services agreement with the University of Basel, or the University, under which University personnel have performed research services for us on an as-requested basis since 2004. The agreement includes one-year research terms, and we have no affirmative obligation to purchase any minimum amount of services in any year beyond what we commit to at the beginning of each term, if any. For each of the research terms ended in February 2013 and 2014, we paid the University approximately $150,000. As part of the original consideration for entering into this agreement, we granted to the University the right to receive payments from us under specified circumstances. If we receive any future milestone payments or royalties from Pfizer with respect to rivipansel, we have agreed to pay 10% of those amounts to the University. As of June 30, 2014, we have recorded an accrued expense of $1.5 million to the University, which is equal to 10% of the $15.0 million non-refundable milestone payment we received from Pfizer in May 2014. Amounts paid to the University are recorded as research and development expense on our statements of operations.

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

License and Collaboration Agreements

We have entered into a license agreement with Pfizer. Under the agreement, Pfizer made a nonrefundable $22.5 million upfront payment to us in 2011 and a $15.0 million milestone payment in 2014. In addition, Pfizer may become obligated to make potential milestone payments to us upon the achievement of significant clinical development milestones, regulatory approvals and sales-based events. The agreement also contemplates royalty payments to us on any future net sales of rivipansel worldwide.

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

The primary deliverable under our license arrangement with Pfizer is an exclusive worldwide license to rivipansel, which is currently being developed to treat people experiencing VOC. The arrangement also includes deliverables related to research and preclinical development activities to be performed by us on Pfizer’s behalf and our participation on a joint steering committee. We concluded that these deliverables should be accounted for as a single unit of accounting, and we therefore determined to recognize the upfront payment of $22.5 million as revenue over the expected development period of 1.5 years, which was the period over which we expected to provide our research and development services and participate on the joint steering committee under the arrangement. Our determination of the appropriate length of the period over which to recognize revenue was consistent with the research plan agreed to with Pfizer.

In reaching this conclusion, we evaluated whether the license to rivipansel has standalone value to Pfizer. Factors we considered in determining whether the license has standalone value included whether or not Pfizer can use the license for its intended purpose without the receipt of the remaining deliverables, the value of the license without the undelivered items, Pfizer’s or other vendors’ ability to provide the undelivered items, the proprietary nature of the license and know-how, and the availability of our glycomimetics expertise in the general marketplace. Based on all relevant facts and circumstances and, most significantly, on the proprietary nature of our platform and the related proprietary nature of our research services, we concluded that standalone value does not exist for the license and, therefore, the license is not a separate unit of accounting under the collaboration and should be combined with the research and development services we are obligated to provide, including our participation on the joint steering committee.

We also evaluated whether our participation on the joint steering committee is a substantive obligation and therefore a separate unit of accounting. The joint steering committee is responsible for overseeing the general working relationships, determining the protocols to be followed in the research and development performed and evaluating the results from the continued development of the drug candidate. The factors we considered in determining if our participation on the joint steering committee is a substantive obligation included:

•	which party negotiated or requested the steering committee;

•	how frequently the steering committee meets;

•	whether or not there are any penalties or other recourse if we do not attend the steering committee meetings;

•	which party has decision-making authority on the steering committee; and

•	whether or not Pfizer has the requisite experience and expertise associated with the research and development of rivipansel.

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

Based on this evaluation, we concluded that the milestones under the Pfizer collaboration are substantive, due to the uncertainty of future clinical development success and the additional effort and time that is expected before the milestones could be achieved. Accordingly, each milestone will be recognized as revenue upon its achievement, assuming all other revenue recognition criteria are met. The $15.0 million non-refundable milestone payment received in May 2014 was recorded as revenue upon receipt.

Stock-Based Compensation

We issue stock-based compensation awards to our employees and non-employee directors, including stock options. We measure stock-based compensation expense related to these awards based on the fair value of the award on the date of grant and recognize stock-based compensation expense, less estimated forfeitures, on a straight-line basis over the requisite service period of the awards, which generally equals the vesting period. We grant stock options with exercise prices equal to the estimated fair value of our common stock on the date of grant. We have selected the Black-Scholes-Merton option pricing model to determine the fair value of stock option awards, which requires the input of various assumptions that require management to apply judgment and make assumptions and estimates, including:

•	the expected life of the stock option award;

•	the expected volatility of the underlying common stock; and

•	the fair value of our common stock determined on the date of grant.

The following table summarizes the assumptions we used for estimating the fair value of stock options granted for the periods indicated:

	Six Months Ended June 30,
	2014	2013
Risk-free interest rate	1.89%-2.16%	0.56%
Expected life of option term	6.25 years	6.25 years
Volatility	83.82-91.91%	78.07%
Estimated dividend yield	0%	0%
Weighted average grant date fair value	$6.72	$2.51

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

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Our estimate of pre-vesting forfeitures, or forfeiture rate, is based on our analysis of historical behavior by stock option holders. The estimated forfeiture rate is applied to the total estimated fair value of the awards, as derived from the Black-Scholes-Merton model, to compute the stock-based compensation expense, net of pre-vesting forfeitures, to be recognized in our statements of operations. We estimate forfeitures for employee grants at the time of grant and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Income Taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. Our provision for income taxes is based upon the estimated annual effective tax rates. We recorded an income tax expense of $76,758 and $0 for the six months ended June 30, 2014 and 2013, respectively. We account for income taxes by the asset and liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to be recovered or settled. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some of all of the deferred tax assets will not be realized. In consideration of historically generating net operating losses, as well as projected future taxable income and the availability of tax planning strategies, we have provided a valuation allowance for the full amount of our net deferred tax assets since the likelihood of realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be determined at June 30, 2014 and December 31, 2013.

Components of Operating Results

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of drugs in the near future. Substantially all of our revenue recognized to date has consisted of the upfront and milestone payments under our agreement with Pfizer.

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

To date, our research and development expenses have related primarily to the development of rivipansel and our other drug candidates. However, as of April 2013, when we completed our Phase 2 clinical trial of rivipansel, all further clinical development obligations associated with rivipansel have shifted to Pfizer. As of the date of this report, the majority of our current research and development expenses are associated with the manufacturing of GMI-1271 and the clinical costs associated with the Phase 1 trial we initiated in June 2014.

We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we are organized and record expense by functional department and our employees may allocate time to more than one development project. Accordingly, we only allocate a portion of our research and development expenses by functional area and by drug candidate, as shown below under “Results of Operations –Research and Development Expense.”

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

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization of our drug candidates and the increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we have experienced, and expect to continue to experience, increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with NASDAQ listing rules and SEC requirements, insurance and investor relations costs. In addition, if any of our other drug candidates other than rivipansel obtains regulatory approval, we expect to incur expenses associated with building a sales and marketing team. However, we do not expect to receive any such regulatory approval for at least the next several years.

Other Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations

The following tables set forth our results of operations before income taxes for the three and six months ended June 30, 2014 and 2013:

	THREE MONTHS ENDED JUNE 30,		PERIOD- TO PERIOD CHANGE
(in thousands)	2014	2013
Revenue	$15,027	$55	$14,972
Costs and expenses:
Research and development	5,358	2,884	2,474
General and administrative	1,605	668	937

Total costs and expenses	6,963	3,552	3,411

Income (loss) from operations	8,064	(3,497)	11,561
Other income	4	—	4

Income (loss) before income taxes	$8,068	$(3,497)	$11,565

	SIX MONTHS ENDED JUNE 30,		PERIOD- TO PERIOD CHANGE
(in thousands)	2014	2013
Revenue	$15,027	$3,863	$11,164
Costs and expenses:
Research and development	9,239	5,627	3,612
General and administrative	2,830	1,274	1,556

Total costs and expenses	12,069	6,901	5,168

Income (loss) from operations	2,958	(3,038)	5,996
Other income	9	1	8

Income (loss) before income taxes	$2,967	$(3,037)	$6,004

Revenue

The increase in revenue for the three and six months ended June 30, 2014 compared to the same periods in 2013 is due to the receipt of a $15.0 million non-refundable milestone payment from Pfizer in May 2014. The $3.9 million in revenue for the six months ended June 30, 2013 consisted primarily of the remaining deferred revenue related to the upfront payment from Pfizer in 2011. The upfront payment was fully recognized as of March 31, 2013 consistent with the completion of our development obligations under the collaboration.

Research and Development Expense

The following tables summarize our research and development expenses by functional area for the three and six months ended June 30, 2014 and 2013:

	THREE MONTHS ENDED JUNE 30,
(in thousands)	2014	2013
Clinical development	$350	$446
Personnel related	1,164	972
Consulting fees	89	55
Manufacturing and formulation	1,251	666
Institutional research	98	86
Preclinical research	445	269
Laboratory costs	333	340
Stock-based compensation	128	50
Milestone license fees	1,500	—

	$5,358	$2,884

During the three months ended June 30, 2014, our research and development expense increased by $2.5 million, or 86%, compared to the same period in 2013 due to the $1.5 million milestone license fee due to the University of Basel as a result of the non-refundable $15.0 million milestone payment received from Pfizer in May 2014, an increase in spending on GMI-1271 related manufacturing and development and the initiation of the Phase 1 clinical trial for GMI-1271 in AML. The increase in expenses was offset by the decrease in costs associated with rivipansel once the Phase 2 clinical trial was completed in April 2013 and Pfizer assumed the further costs of development.

	SIX MONTHS ENDED JUNE 30,
(in thousands)	2014	2013
Clinical development	$1,018	$961
Personnel related	2,209	1,937
Consulting fees	254	143
Manufacturing and formulation	2,328	1,193
Institutional research	192	168
Preclinical research	896	544
Laboratory costs	622	583
Stock-based compensation	220	98
Milestone license fees	1,500	—

	$9,239	$5,627

During the six months ended June 30, 2014 our research and development expense increased by $3.6 million, or 64%, compared to the same period in 2013. The increase in research and development expense was primarily attributable to the $1.5 million milestone license fee due to the University of Basel, an increase in expenses related to the manufacturing and process development and toxicology studies for GMI-1271 and the initiation of the Phase 1 clinical trial, in which we enrolled the first subject in June 2014. The increase in expenses was offset by the decrease in costs associated with rivipansel following the completion of the Phase 2 clinical trial in April 2013.

The following tables summarize our research and development expenses by drug candidate for the three and six months ended June 30, 2014 and 2013:

	THREE MONTHS ENDED JUNE 30,
(in thousands)	2014	2013
Rivipansel	$1,505	$469
GMI-1271	1,634	734
Other research and development	927	659
Personnel related and stock-based compensation	1,292	1,022

	$5,358	$2,884

	SIX MONTHS ENDED JUNE 30,
(in thousands)	2014	2013
Rivipansel	$1,534	$1,005
GMI-1271	3,481	1,424
Other research and development	1,799	1,163
Personnel related and stock-based compensation	2,425	2,035

	$9,239	$5,627

General and Administrative Expense

The following tables disclose the components of our general and administrative expenses for the three and six months ended June 30, 2014 and 2013:

	THREE MONTHS ENDED JUNE 30,
(in thousands)	2014	2013
Personnel related	$521	$341
Stock-based compensation	291	60
Legal, consulting and other professional expenses	698	182
Other	95	85

	$1,605	$668

	SIX MONTHS ENDED JUNE 30,
(in thousands)	2014	2013
Personnel related	$948	$657
Stock-based compensation	492	119
Legal, consulting and other professional expenses	1,183	349
Other	207	149

	$2,830	$1,274

General and administrative expense increased for the three and six months ended June 30, 2014 by $0.9 million and $1.6 million, respectively, compared to the same periods in 2013 primarily due to an increase in professional fees and other costs associated with our IPO and supporting public company operations. In addition, stock-based compensation increased for the three and six months ended June 30, 2014 compared to June 30, 2013 due to additional awards granted in 2014.

Liquidity and Capital Resources

Sources of Liquidity

Prior to our IPO in January 2014, we funded our operations primarily through private placements of our capital stock and upfront payments under our collaborative agreements. Through December 31, 2013, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was the upfront payment under our license agreement with Pfizer and $64.1 million was from the sale of convertible promissory notes and our convertible preferred stock. In January 2014, we received net proceeds of $57.2 million from the IPO, and in May 2014, we received a non-refundable cash payment from Pfizer of $15.0 million, of which we will pay $1.5 million to the University of Basel under the terms of our research agreement with them. As of June 30, 2014, we had $66.2 million in cash and cash equivalents.

We are potentially eligible to earn a significant amount of milestone payments and royalties under our agreement with Pfizer. Our ability to earn these payments and their timing is dependent upon the outcome of Pfizer’s activities and is uncertain at this time.

Initial Public Offering of Common Stock

On January 15, 2014, we closed our IPO in which we sold an aggregate of 8,050,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares, for net proceeds of $57.2 million after deducting underwriting discounts and offering-related expenses. Upon closing of the IPO, all of our convertible preferred stock then outstanding automatically converted into 9,305,359 shares of common stock.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

The successful development of any of our drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of GMI-1271 or our other drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from rivipansel or GMI-1271. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of June 30, 2014 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, without giving effect to any potential additional milestone payments we may receive under our license agreement with Pfizer. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following table represents a summary of our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(In millions)
Net cash provided by (used in) operating activities	$6.6	$(6.6)
Net cash used in investing activities	(0.1)	(0.03)
Net cash provided by financing activities	57.4	0.02

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2014 reflects the receipt of the $15.0 million non-refundable milestone payment from Pfizer offset by the amounts used to conduct our preclinical studies and to support the manufacturing development of GMI-1271 in the first half of 2014. Net cash used in operating activities for the six months ended June 30, 2013 reflects, among other things, the amounts used to conduct our clinical trials for rivipansel as well as preclinical studies for GMI-1271.

Investing Activities

Net cash used in investing activities in both periods presented was primarily due to the acquisition of additional lab equipment needed to further our research and development activities.

Financing Activities

Net cash provided by financing activities of $57.4 million during the six months ended June 30, 2014 reflects net proceeds received from our IPO of $57.2 million with the remaining cash inflows provided from the exercise of employee stock options. Net cash provided by financing activities during the six months ended June 30, 2013 is comprised solely of employee stock option exercises.

Contractual Obligations

As of June 30, 2014, our only significant contractual obligations consisted of rent obligations under a non-cancelable lease for our office space in Gaithersburg, Maryland, with a term through October 2015. However, in July 2014, we entered into a lease agreement for our future corporate headquarters in Rockville, Maryland, which will have an 8-year term commencing on November 1, 2015.

As a result of entering into the new lease, we have updated the Contractual Obligations Table presented in our Annual Report on Form 10-K for the year ended December 31, 2013 as follows to reflect our significant contractual obligations as of June 30, 2014 after giving effect to the new lease:

	Payments Due by Period
	Total	July to December 2014	2015	2016	2017	2018	After 2018
	(In thousands)
Operating leases	$5,971	$246	$519	$610	$625	$641	$3,330

Off-Balance Sheet Arrangements

During the six months ended June 30, 2014, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents of $66.2 million and $2.3 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. As of June 30, 2014, we had an accumulated deficit of $60.4 million. We have financed our operations to date with $64.1 million raised in private placements of convertible debt and convertible preferred stock, an aggregate of $37.5 million received from upfront and milestone payments under our license agreement with Pfizer and $57.2 million from our IPO in January 2014. We have not generated any meaningful revenue since our inception other than from the upfront and milestone payments from Pfizer.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are still in the early stages of development of our drug candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Although responsibility for further development, regulatory approval and potential commercialization of our lead drug candidate, rivipansel, has transferred to Pfizer under our collaboration with them following the recent completion of our Phase 2 clinical trial, we anticipate that our expenses will increase substantially as we:

•	commence and conduct clinical trials of GMI-1271;

•	continue the research and development of our other drug candidates;

•	seek to discover and develop additional drug candidates;

•	seek regulatory approvals for any drug candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drugs other than rivipansel for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our drug development and planned future commercialization efforts; and

•	incur additional legal, accounting and other expenses in operating as a public company.

To become and remain profitable, we must succeed in developing and eventually commercializing drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates other than rivipansel, obtaining regulatory approval for these drug candidates and manufacturing and commercializing any drugs for which we may obtain regulatory approval, as well as discovering additional drug candidates. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

In the case of rivipansel, our ability to generate revenue is dependent upon the achievement of development, regulatory and commercial milestones and sales sufficient to generate royalties under our license agreement with Pfizer, and the achievement of such milestones is largely out of our control. If Pfizer fails, or chooses not to continue, to further develop, seek regulatory approval for or commercialize rivipansel, our ability to generate revenue with respect to rivipansel will be significantly reduced or eliminated. Because all of our drug candidates other than rivipansel are still in preclinical development, if we are unable to generate revenue from our license agreement with Pfizer, we may never become profitable, and we may not be able to invest in the further development of our other drug candidates.

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

We believe that our existing cash and cash equivalents as of June 30, 2014 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, without giving effect to any potential milestone payments we may receive under our agreement with Pfizer. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

•	our agreement with Pfizer remaining in effect and our ability to achieve milestones under this and any other license or collaboration agreement that we may enter into in the future, including the remaining $20.0 million milestone payment upon dosing the first patient in a Phase 3 clinical trial;

•	the progress and results of the Phase 3 clinical trial of rivipansel that we expect Pfizer to commence in the second half of 2014, pending approval through Pfizer’s governance process;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other drug candidates, including our planned Phase 1/2 clinical trials of GMI-1271;

•	the number and development requirements of other drug candidates that we may pursue;

•	the costs, timing and outcome of regulatory review of our drug candidates;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates other than rivipansel for which we receive marketing approval;

•	any royalties we receive from Pfizer with respect to sales of rivipansel, if it receives marketing approval;

•	the revenue, if any, received from commercial sales of our drug candidates other than rivipansel for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other drug candidates and technologies.

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

We commenced operations in 2003, and our operations to date have been largely focused on raising capital, developing our expertise in carbohydrate chemistry and knowledge of carbohydrate biology, identifying potential drug candidates, undertaking preclinical studies and, with respect to rivipansel, conducting clinical trials. All but one of our drug candidates are still in preclinical development. We have not yet demonstrated our ability to successfully complete later stage clinical trials, obtain regulatory approvals, manufacture a commercial scale drug, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. With respect to our drug candidates other than rivipansel, we will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

We are very early in our development efforts and have only one drug candidate, rivipansel, that has completed a clinical trial. All of our other drug candidates are still in preclinical or early clinical development. If we or our collaborators are unable to commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and have only one drug candidate, rivipansel, that has completed a clinical trial. All of our other drug candidates are still in preclinical or early clinical development. We have not completed the development of any drug candidates, we currently generate no revenue from the sale of any drugs and we may never be able to develop a marketable drug. We have invested substantially all of our efforts and financial resources in the development of our glycomimetics platform, the identification of potential drug candidates using that platform and the development of our drug candidates. Other than with respect to rivipansel, for which our collaborator Pfizer now has the responsibility for further development and commercialization, our ability to generate revenue from our other drug candidates, which we do not expect will occur for many years, if ever, will depend heavily on their successful development and eventual commercialization. The success of those drug candidates will depend on several factors, including:

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

All but one of our drug candidates are in preclinical or early clinical development, and their risk of failure is high. It is impossible to predict when or if any of our drug candidates will prove safe or effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we or a collaborator must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of the drug candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of development. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

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

We or our collaborators may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because rivipansel and GMI-1271 are intended to treat patients with sickle cell disease and AML, respectively, both of which represent a relatively low percentage of the population as compared to other diseases, our or our collaborators’ ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same or similar indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates. Patient enrollment is also affected by other factors, including:

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

We have limited capabilities for drug development and do not yet have any capabilities for sales, marketing or distribution. Under our license agreement with Pfizer, Pfizer is responsible for all further development, regulatory approval and potential commercialization efforts with respect to rivipansel. All of our drug candidates other than rivipansel are still in preclinical or early stages of clinical development, and therefore our success is highly dependent on our collaboration with Pfizer. We cannot assure you that Pfizer will continue to develop rivipansel in a timely manner, or at all, or, if it achieves regulatory approval, that Pfizer will successfully commercialize rivipansel.

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

If our collaboration with Pfizer or any other collaborations we might enter into in the future do not result in the successful development and commercialization of drugs, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration, including the remaining $20.0 million payment for the next milestone under the Pfizer agreement. In addition, even if we are eligible to receive these payments, they could be substantially delayed. For example, under our license agreement, Pfizer has the option to commence another Phase 2 clinical trial of rivipansel, and such commencement would delay or inhibit our ability to receive some of the milestone payments we might otherwise have received under the agreement. If we do not receive the funding we expect under these agreements, the development of our drug candidates could be delayed and we may need additional resources to develop our drug candidates. All of the risks relating to drug development, regulatory approval and commercialization described in this report also apply to the activities of our collaborators.

If Pfizer or a future collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate development or commercialization of any drug candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation in the business and financial communities could be adversely affected. For our drug candidates other than rivipansel, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for their development and potential commercialization. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of a collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a drug candidate, reduce or delay its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our drug candidates or bring them to market, which would impair our business prospects.

We expect to rely on third parties to conduct our future clinical trials for drug candidates other than rivipansel, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

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

We do not have any manufacturing facilities or personnel. For our drug candidates other than rivipansel, for which manufacturing responsibility has shifted to Pfizer, we rely, and expect to continue to rely, on third parties for the manufacturing of our drug candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our drug candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or drugs, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

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

Our drug candidates and any drugs that we may develop may compete with other drug candidates and drugs for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. We are currently manufacturing GMI-1271 through a third party, but the drug supply to treat patients in our planned Phase 1/2 clinical trials is not yet available and there is no guarantee that it will become available in time for the anticipated start of that trial. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may incur added costs and delays in identifying and qualifying any such replacement.

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

If we are unable to establish sales, marketing and distribution capabilities for drug candidates other than rivipansel, we may not be successful in commercializing those drug candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical drugs. Under our collaboration with Pfizer, Pfizer is responsible for the commercialization of rivipansel, our lead drug candidate, if it receives regulatory approval. To achieve commercial success for any other drug candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization to market or co-promote such drugs. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

With respect to rivipansel, we are not aware of any therapies that have been approved for treatment of patients experiencing VOC. The only drug approved for the prevention of VOC, but not for the resolution of an ongoing VOC episode, is hydroxyurea, which is available in both generic and branded formulations. We are also aware of a company, Mast Therapeutics, Inc., that is developing a drug to treat an ongoing VOC episode. Mast is currently conducting a Phase 3 clinical trial in patients 4 to 65 years old experiencing VOC. If Mast’s drug achieves regulatory approval before rivipansel, it could adversely affect commercialization of rivipansel if it is approved.

In addition to efforts to treat ongoing VOC episodes, we are aware of a number of companies developing therapies intended to prevent VOC from occurring in the first place. One company, Selexys Pharmaceuticals Corporation, is developing a therapy that, like our drug candidates, targets selectins. Selexys has announced that it has commenced enrollment in a Phase 2 clinical trial for its selectin antagonist drug candidate. Other companies are using different approaches to target a variety of biological mechanisms. We are also aware of efforts to develop cures for sickle cell disease through approaches such as bone marrow transplant and gene therapy. If any these approaches are successful and receive regulatory approval, it could limit the market for a drug such as rivipansel.

In addition, numerous non-profit and non-commercial foundations and interest groups also are committed to improving outcomes for patients with sickle cell disease. Advances in the understanding of the signaling pathways associated with sickle cell disease may lead to further interest and development of treatment options. There is also increasing interest among for-profit companies in developing drugs for rare diseases, which may have the effect of increasing the development of drug candidates to treat sickle cell disease generally or VOC in particular. Legislative action, such as the potential to expand the priority review voucher system to rare pediatric diseases, may generate further interest in developing drug candidates to treat sickle cell disease or VOC and increase competition. If an alternative effective treatment or cure for VOC or sickle cell disease receives regulatory approval, the potential commercial success of rivipansel could be jeopardized.

In addition, a competitor’s drug candidate with an orphan drug designation may receive marketing approval prior to rivipansel. For example, Mast recently announced that it received orphan drug designation in Europe for its drug candidate intended to treat an ongoing VOC episode. If Mast receives orphan drug designation in the United States and marketing approval for its drug candidate prior to rivipansel receiving marketing approval, the commercial success of rivipansel could be significantly limited.

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

Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the European Medicines Agency, or EMA, and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a drug candidate will prevent us or our collaborators from commercializing the drug candidate. We have not received approval to market any of our drug candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process for drug candidates other than rivipansel. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, applicable regulatory authorities. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our ability to obtain marketing approval or prevent or limit commercial use. If any of our drug candidates receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit sales of the drug.

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

For marketing exclusivity in the treatment of an ongoing VOC episode in sickle cell disease, we expect to rely primarily on the orphan drug designation that the FDA has granted us for rivipansel, which includes the treatment of the complications of sickle cell disease. However, in order to obtain marketing exclusivity, we must receive the first marketing approval for such indication. In addition, the orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If we experience delays in obtaining approval or if we fail to obtain approval of our drug candidates, the commercial prospects for our drug candidates may be harmed and our ability to generate revenue will be materially impaired.

Even though we have obtained orphan drug designation for our most advanced drug candidate, rivipansel, we may not be able to obtain orphan drug marketing exclusivity for this drug candidate or any of our other drug candidates.

Regulatory authorities in some jurisdictions, including the United States and the European Union, or EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We have obtained orphan drug designation from the FDA and the EMA for rivipansel for the treatment of VOC, and we may seek orphan drug designation for our other drug candidates. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for that time period. The applicable period is seven years in the United States and 10 years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

The FDA fast track designation for rivipansel may not actually lead to a faster development or regulatory review or approval process.

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

Although we have obtained a fast track designation from the FDA for rivipansel to treat VOC, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Our fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures or that we will ultimately obtain regulatory approval of rivipansel.

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

We or our collaborators may seek regulatory approval for rivipansel and our other drug candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of Rachel King, our President and Chief Executive Officer; John Magnani, our Vice President of Research and Chief Scientific Officer; Helen Thackray, our Vice President of Clinical Development and Chief Medical Officer; and Brian Hahn, our Chief Financial Officer, as well as the other members of our scientific and clinical teams. In particular, we are dependent upon Dr. Magnani for key expertise in carbohydrate chemistry and knowledge of carbohydrate biology with respect to our glycomimetics platform, and the loss of his services would materially impair our future drug discovery efforts. Although we have entered into employment agreements with our executive officers, each of them may currently terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees other than Ms. King.

Recruiting and retaining qualified scientific and clinical personnel and, if we progress the development of our drug pipeline other than rivipansel toward scaling up for commercialization, sales and marketing personnel, will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval for and commercialize our drug candidates. Competition to hire qualified personnel in our industry is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Prior to our January 2014 IPO, there was no public market for our common stock. Although our common stock is listed on The NASDAQ Global Market, we cannot assure you that an active trading market for our shares will continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell the shares at all.

The trading price of the shares of our common stock has been and is likely to continue to be volatile.

Since our IPO, our stock price has been volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or if the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. Upon the completion of our IPO, the 8,050,000 shares sold in the offering became freely tradable and the remaining outstanding shares of common stock are now available for sale in the public market following the July 2014 expiration of lock-up agreements between some of our stockholders and the underwriters.

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

Additionally, some of the holders of our common stock who acquired their shares of our stock prior to the IPO, as well as some of the holders of outstanding warrants to purchase our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

In April 2014, the holder of a warrant exercised its warrant to purchase 1,026 shares of common stock at an exercise of $0.33 per share, resulting in proceeds to us of $339. The issuance of these securities was exempt from registration under Section 4(a)(2) of the Securities Act.

(b) Use of Proceeds from Public Offering of Common Stock

On January 9, 2014, our Registration Statement on Form S-1, as amended (File No. 333-191567) was declared effective in connection with our initial public offering, pursuant to which we sold 8,050,000 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $8.00 per share. The offering closed on January 15, 2014, and, as a result, we received net proceeds of $57.2 million (after underwriters’ discounts and commissions of $4.5 million and additional offering related costs of $2.7 million). The joint managing underwriters of the offering were Jefferies LLC and Barclays Capital Inc.

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

GLYCOMIMETICS, INC.

Date: July 31, 2014	By:	/s/ Brian M. Hahn
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