Form 10-Q
period 2014-09-30
GLYCOMIMETICS INC
filed 2014-10-31
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on October 29, 2014 was 18,894,742.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLYCOMIMETICS, INC.

Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,362,103	$2,310,603
Prepaid expenses and other current assets	587,821	2,573,072

Total current assets	61,949,924	4,883,675
Property and equipment, net	481,853	399,799

Total assets	$62,431,777	$5,283,474

Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$583,719	$1,144,895
Accrued bonuses	568,844	344,467
Accrued expenses	3,445,975	685,746
Current portion of deferred rent	115,050	104,191

Total current liabilities	4,713,588	2,279,299
Deferred rent	9,709	96,756

Total liabilities	4,723,297	2,376,055
Stockholders’ equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Series A-1 Convertible Preferred Stock; $0.001 par value; no shares authorized, issued or outstanding at September 30, 2014; 60,342,745 shares authorized, 30,726,326 shares issued and outstanding at December 31, 2013	—	30,726
Common stock; $0.001 par value; 100,000,000 authorized, 18,893,842 issued and outstanding at September 30, 2014; 70,258,276 authorized; 1,426,593 shares issued and outstanding at December 31, 2013	18,895	1,428
Additional paid-in capital	124,692,701	66,150,674
Accumulated deficit	(67,003,116)	(63,275,409)

Total stockholders’ equity	57,708,480	2,907,419

Total liabilities and stockholders’ equity	$62,431,777	$5,283,474

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$—	$52,571	$15,027,004	$3,915,236

Costs and expenses:
Research and development	5,050,666	2,953,239	14,290,083	8,579,483
General and administrative	1,648,496	800,233	4,478,491	2,074,889

Total costs and expenses	6,699,162	3,753,472	18,768,574	10,654,372

Loss from operations	(6,699,162)	(3,700,901)	(3,741,570)	(6,739,136)
Other income	4,827	16	13,863	880

Loss and comprehensive loss before income taxes	(6,694,335)	(3,700,885)	(3,727,707)	(6,738,256)

Income tax (benefit)	(76,758)	—	—	—

Net loss and net comprehensive loss	$(6,617,577)	$(3,700,885)	$(3,727,707)	$(6,738,256)

Basic and diluted net loss per common share	$(0.35)	$(3.00)	$(0.20)	$(6.50)
Basic and diluted weighted average number of common shares	18,893,834	1,233,672	18,311,358	1,036,855

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(3,727,707)	$(6,738,256)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	114,261	97,622
Loss on disposal of property and equipment	1,424	—
Compensation expense from stock option grants	1,152,420	365,080
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,985,251	(852,411)
Accounts payable	(561,176)	989,445
Accrued expenses	2,984,607	146,549
Deferred revenue	—	(3,915,236)
Deferred rent	(76,188)	(66,228)

Net cash provided by (used in) operating activities	1,872,892	(9,973,435)

Investing activities
Purchases of property and equipment	(197,738)	(69,661)

Net cash used in investing activities	(197,738)	(69,661)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	57,248,219	—
Proceeds from exercise of stock options and warrants	128,127	359,859

Net cash provided by financing activities	57,376,346	359,859

Net change in cash and cash equivalents	59,051,500	(9,683,237)

Cash and cash equivalents, beginning of period	2,310,603	17,372,832

Cash and cash equivalents, end of period	$61,362,103	$7,689,595

Supplemental schedule of noncash financing activities:
Conversion of Series A-1 Convertible Preferred Stock to Common Stock	$38,805,055	$—

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Notes to Unaudited Financial Statements

1. Description of the Business—Planned Commercial Operations Have Not Commenced

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

Unaudited Financial Statements

The accompanying balance sheet as of September 30, 2014, statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations for the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2014, the results of operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. The December 31, 2013 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2014 and 2013 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Restricted Cash

The Company is required to maintain certificates of deposit that serve as collateral for its current operating lease and credit card accounts. Amounts classified as restricted cash were $58,000 and $83,000 as of September 30, 2014 and December 31, 2013 respectively, and are presented within prepaid expenses and other current assets.

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents. The fair values of the financial instruments approximated their carrying values at September 30, 2014 and December 31, 2013, due to their short-term maturities. The Company accounts for recurring and nonrecurring fair value measurements in accordance with ASC 820, Fair Value Measurements. ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value, and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of September 30, 2014 and December 31, 2013. The carrying value of cash held in money market funds of approximately $61.0 million and $2.2 million as of September 30, 2014 and December 31, 2013, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of the carrying value of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant, and Equipment. ASC 360 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. As of September 30, 2014 and December 31, 2013, the Company determined that there were no impaired assets and had no assets held for sale.

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

Basic and diluted loss per common share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(6,617,577)	$(3,700,885)	$(3,727,707)	$(6,738,256)
Basic and diluted net loss	$(0.35)	$(3.00)	$(0.20)	$(6.50)
Basic and diluted weighted average common shares outstanding	18,893,834	1,233,672	18,311,358	1,036,855

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Warrants	634,227	635,255	634,227	635,255
Stock options	1,803,652	1,173,965	1,803,652	1,173,965
Converted preferred stock	—	9,305,359	—	9,305,359

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

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the three and nine months ended September 30, 2014 and 2013, the Company’s net income (loss) equals comprehensive income (loss) and, accordingly, no additional disclosure is presented.

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

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	September 30, 2014	December 31, 2013
Prepaid expenses	$507,731	$172,814
Restricted deposits	57,700	82,700
Other receivables	22,390	94,754
Prepaid initial public offering costs	—	2,222,804

	$587,821	$2,573,072

4. Property and Equipment

Property and equipment, net consists of the following:

	September 30, 2014	December 31, 2013
Furniture and fixtures	$118,201	$108,815
Laboratory equipment	988,457	826,821
Office equipment	10,467	10,467
Computer equipment	188,629	167,764
Leasehold improvements	41,843	41,843

	1,347,597	1,155,710
Less accumulated depreciation	(865,744)	(755,911)

	$481,853	$399,799

Depreciation expense for the three months ended September 30, 2014 and 2013 was $40,789 and $33,306, respectively, and $114,261 and $97,622 for the nine months ended September 30, 2014 and 2013, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	September 30, 2014	December 31, 2013
Accrued license and milestone fees	$1,500,000	$—
Accrued research and development expenses	1,280,699	114,005
Accrued consulting and other professional fees	272,331	54,211
Other accrued expenses	30,998	356,345
Accrued employee benefits	271,947	155,935
Accrued taxes	90,000	5,250

	$3,445,975	$685,746

6. Operating Leases

The Company leases its office and research space in Gaithersburg, Maryland under a five-year operating lease that is subject to escalation clauses. The current lease expires in October 2015. In connection with its lease arrangement, the Company received rent abatement as a lease incentive. The rent abatement has been recognized as deferred rent that will be adjusted on a straight-line basis over the term of the lease. Deferred rent was $124,759 and $200,947 at September 30, 2014 and December 31, 2013, respectively. Total rent expense was $96,317 for each of the three months ended September 30, 2014 and 2013, and $289,188 and $273,621 for the nine months ended September 30, 2014 and 2013, respectively.

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

The Company will continue to incur rent expenses for its current headquarters under its current lease that expires in October 2015.

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

Common Stock

As of September 30, 2014 and December 31, 2013, there were 100,000,000 and 70,258,276 shares of common stock, respectively, authorized to be issued. Certain of the outstanding shares of common stock are subject to stock restriction agreements (a Restriction Agreement). Pursuant to a Restriction Agreement, a stockholder shall not sell, assign, transfer, or otherwise dispose of any shares except to the Company or as expressly provided in the Restriction Agreement.

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

The following common stock warrants were outstanding at September 30, 2014:

NUMBER OF SHARES	EXERCISE PRICE PER SHARE	EXPIRATION DATE
298,404	$0.33	July 18, 2018
301,987	0.33	January 16, 2019
17,042	0.33	December 9, 2015
15,250	0.33	January 30, 2019
1,544	25.92	October 13, 2016

2003 Stock Incentive Plan

The 2003 Stock Incentive Plan (the 2003 Plan) provided for the grant of incentives and nonqualified stock options and restricted stock awards. The exercise price for incentive stock options must be at least equal to the fair value of the common stock on the grant date. Unless otherwise stated in a stock option agreement, 25% of the shares subject to an option grant will vest upon the first anniversary of the vesting start date and thereafter at the rate of one forty-eighth of the option shares per month as of the first day of each month after the first anniversary. Upon termination of employment by reasons other than death, cause, or disability, any vested options shall terminate 60 days after the termination date. Stock options terminate 10 years from the date of grant. The 2003 Plan expired on May 21, 2013. There were options for 9,297 shares granted under the 2003 Plan at a weighted average exercise price of $3.73 during the nine months ended September 30, 2013 prior to the expiration of the 2003 Plan.

A summary of the Company’s stock option activity under the 2003 Plan for the nine months ended September 30, 2014 is as follows:

	OUTSTANDING OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2013	972,860	$1.18	7.19	$6,667
Options granted	—
Options exercised	(110,864)	1.16
Options forfeited	(633)	1.12

Outstanding as of September 30, 2014	861,363	1.26	5.45	4,894

Vested or expected to vest as of September 30, 2014	859,719	1.26	5.45	4,886

Exercisable as of September 30, 2014	809,888	1.20	5.32	4,645

As of September 30, 2014, there was $80,782 of total unrecognized compensation expense related to unvested options that will be recognized over a weighted-average period of approximately one year. Total intrinsic value of the options exercised during the nine months ended September 30, 2013 was not material. The total fair value of shares underlying options which vested in the nine months ended September 30, 2014 and 2013 was $49,573 and $241,920, respectively.

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

A summary of the Company’s stock option activity under the 2013 Plan for the nine months ended September 30, 2014 is as follows:

	OUTSTANDING OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2013	—	$—	—	$—
Options granted	942,289	8.89
Options exercised	—
Options forfeited	—

Outstanding as of September 30, 2014	942,289	8.89	9.34	6

Vested or expected to vest as of September 30, 2014	919,212	8.89	9.34	5

Exercisable as of September 30, 2014	—	—	—	—

The weighted-average fair value of the options granted during the nine months ended September 30, 2014 was $6.71 per share, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

Nine Months Ended September 30, 2014
Expected term (years)	6.25
Expected volatility	90.32%
Risk-free interest rate	2.14%
Expected dividend yield	0%

As of September 30, 2014, there was $5,054,876 of total unrecognized compensation expense related to unvested options that will be recognized over a weighted-average period of approximately 3.1 years.

Stock-based compensation expense was classified on the statement of operations as follows for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$140,227	$66,548	$359,351	$164,858
General and administrative	301,549	80,858	793,069	200,222

Total stock-based compensation expense	$441,776	$147,406	$1,152,420	$365,080

8. Income Taxes

The Company recorded an income tax benefit of $76,758 and $0 for the three months ended September 30, 2014 and 2013, respectively and $0 for each of the nine months ended September 30, 2014 and 2013. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at September 30, 2014 and December 31, 2013. Under the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards that can be used in future years. The Company’s net operating loss carryforwards and research and development tax credits may be limited for use in a future annual period.

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

The Company has determined that each potential future clinical, development and regulatory milestone is substantive. Although sales-based milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. The Company is also eligible to receive royalties on future sales contingent upon annual net sales thresholds. In addition, the Company and Pfizer have formed a joint steering committee that will oversee and coordinate activities as set forth in the research program. The $22.5 million up-front payment was recognized over a period of 1.5 years through March 31, 2013. During the nine months ended September 30, 2013, the Company recorded revenue of $3.8 million pursuant to the Pfizer Agreement in the Company’s statement of operations. In May 2014, the Company received a non-refundable payment of $15.0 million from Pfizer as a partial milestone payment owed to the Company upon the dosing of the first patient in the Phase 3 clinical trial. Upon the dosing of the first patient in a Phase 3 clinical trial of rivipansel, the Company will be entitled to receive the remaining $20.0 million of the scheduled milestone payment under the Pfizer Agreement.

In February 2004, the Company entered into a research services agreement (the Research Agreement) with the University of Basel (the University) for biological evaluation of selectin antagonists. Certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, the Company is required to pay the University 10% payment of all milestone and royalty payments received from Pfizer with respect to rivipansel. During the nine months ended September 30, 2014, the Company recorded an accrued expense of $1.5 million due to the University, representing 10% of the $15.0 million non-refundable cash milestone payment that the Company received from Pfizer in May 2014.

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

We are focusing our initial efforts on drug candidates for rare diseases that we believe will qualify for orphan drug designation. We are developing our lead drug candidate, rivipansel (previously referred to as GMI-1070), for the treatment of vaso-occlusive crisis, or VOC, one of the most severe complications of sickle cell disease. Rivipansel has received both orphan drug designation and fast track designation from the U.S. Food and Drug Administration, or FDA, for the treatment of VOC. In October 2011, we entered into a license agreement with Pfizer under which we were responsible for the clinical development of rivipansel through the completion of a Phase 2 clinical trial. Following our completion of the Phase 2 clinical trial in April 2013, Pfizer is now responsible for all further clinical development, regulatory approval and potential commercialization of rivipansel for all indications and Pfizer has commercial rights to rivipansel worldwide. In July 2014, Pfizer reached an agreement with the FDA under a special protocol assessment, or SPA, for the Phase 3 trial. However, in September 2014, we were informed by Pfizer that initiation of the Phase 3 clinical trial with rivipansel will be significantly delayed due to a manufacturing development issue impacting formulated drug supply. Pfizer advised us that the issue is under review and noted that upon identifying the specific cause and associated remedy of the manufacturing issue, we will be advised of a more specific timeframe regarding the commencement of the Phase 3 study.

Building on our experience with rivipansel, we are developing a pipeline of other glycomimetic drug candidates. Our second most advanced drug candidate, GMI-1271, is a specific E-selectin inhibitor, which we are developing to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, and potentially other hematologic cancers. In June 2014, we commenced a Phase 1 clinical trial to evaluate the safety, tolerability and pharmacokinetics of GMI-1271 for the treatment of AML. The single-site Phase 1 trial of GMI-1271 is a randomized, double-blind, placebo-controlled, single ascending intravenous dose study of GMI-1271 in 28 healthy adult subjects. Three dose levels of GMI-1271 were tested. The dosing was completed in July, and we anticipate the final data being available by the end of 2014. We plan to initiate a Phase 1/2 trial of GMI-1271 as an adjunct to standard chemotherapy in patients with AML.

We are also collaborating with the University of Michigan to evaluate GMI-1271 as a potential new class of anticoagulant to treat persons at risk for venous thromboembolic disease, or VTE, a serious blood-clotting disorder. We expect the University of Michigan to commence a Phase 1 clinical trial of GMI-1271 in the fourth quarter of 2014. The trial is being funded by a grant from the National Institutes of Health’s National Heart Lung and Blood Institute. The trial will be a randomized, partially blinded, active placebo-controlled trial expected to last approximately 10 months and to enroll 12 volunteers, male and female, between the ages of 18 and 75. The primary objective of the trial is to evaluate the safety and pharmacokinetic profile of a single ascending dose of GMI-1271 in healthy volunteers. The secondary objectives of the trial include evaluating the incidence of bleeding and other adverse events and the effects of GMI-1271 on biomarkers of coagulation, cell adhesion and leukocyte and platelet activation.

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

Since inception, we have incurred significant operating losses. Although we have generated cumulative revenue of $38.6 million since our inception through September 30, 2014, primarily consisting of the $22.5 million upfront payment from Pfizer in 2011 and the $15.0 million milestone payment in May 2014, we had an accumulated deficit of $67.0 million as of September 30, 2014 and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our collaboration with Pfizer, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•	prepare and initiate our planned Phase 1/2 clinical trials of GMI-1271;

•	continue the research and development of our other drug candidates;

•	seek to discover and develop additional drug candidates;

•	seek regulatory approvals for any drug candidates other than rivipansel that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates other than rivipansel for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

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

In September 2014, we were informed by Pfizer that initiation of the Phase 3 clinical trial with rivipansel will be significantly delayed due to a manufacturing development issue impacting formulated drug supply. Pfizer advised us that the issue is under review and noted that upon identifying the specific cause and associated remedy of the manufacturing issue, we will be advised of a more specific timeframe regarding the commencement of the Phase 3 study. Although Pfizer has taken and is taking a number of steps to prepare for Phase 3 initiation, there can be no assurance that the conditions to its obligation to make the remaining $20.0 million milestone payment to us under the agreement will be satisfied.

We have a research services agreement with the University of Basel, or the University, under which University personnel have performed research services for us on an as-requested basis since 2004. The agreement includes one-year research terms, and we have no affirmative obligation to purchase any minimum amount of services in any year beyond what we commit to at the beginning of each term, if any. For each of the research terms ended in February 2013 and 2014, we paid the University approximately $150,000. For the research term ending in February 2015, we are obligated to pay $200,000. As part of the original consideration for entering into this agreement, we granted to the University the right to receive payments from us under specified circumstances. If we receive any future milestone payments or royalties from Pfizer with respect to rivipansel, we have agreed to pay 10% of those amounts to the University. As of September 30, 2014, we have recorded an accrued expense of $1.5 million to the University, which is equal to 10% of the $15.0 million non-refundable milestone payment we received from Pfizer in May 2014. Amounts paid to the University are recorded as research and development expense on our statements of operations.

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

Stock-Based Compensation

We issue stock-based compensation awards to our employees and non-employee directors, including stock options. We measure stock-based compensation expense related to these awards based on the fair value of the award on the date of grant and recognize stock-based compensation expense, less estimated forfeitures, on a straight-line basis over the requisite service period of the awards, which generally equals the vesting period. We grant stock options with exercise prices equal to the estimated fair value of our common stock on the date of grant. We have selected the Black-Scholes-Merton option pricing model to determine the fair value of stock option awards, which requires the input of various assumptions that require management to apply judgment and make assumptions and estimates, including:

•	the expected life of the stock option award;

•	the expected volatility of the underlying common stock; and

•	the fair value of our common stock determined on the date of grant.

The following table summarizes the assumptions we used for estimating the fair value of stock options granted for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
Risk-free interest rate	1.89%-2.16%	0.56%
Expected life of option term	6.25 years	6.25 years
Volatility	83.39-91.91%	78.07%
Estimated dividend yield	0%	0%
Weighted average grant date fair value	$6.71	$2.51

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

Income Taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. Our provision for income taxes is based upon the estimated annual effective tax rates. We recorded an income tax benefit of $76,758 and $0 for the three months ended September 30, 2014 and 2013, respectively. We account for income taxes by the asset and liability method. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to be recovered or settled. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some of all of the deferred tax assets will not be realized. In consideration of historically generating net operating losses, as well as projected future taxable income and the availability of tax planning strategies, we have provided a valuation allowance for the full amount of our net deferred tax assets since the likelihood of realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be determined at September 30, 2014 and December 31, 2013.

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

We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we are organized and record expense by functional department and our employees may allocate time to more than one development project. Accordingly, we only allocate a portion of our research and development expenses by functional area and by drug candidate, as shown below under “Results of Operations—Research and Development Expense.”

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

Other Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations

The following tables set forth our results of operations before income taxes for the three and nine months ended September 30, 2014 and 2013:

	THREE MONTHS ENDED SEPTEMBER 30,		PERIOD- TO PERIOD CHANGE
(in thousands)	2014	2013
Revenue	$—	$52	$(52)
Costs and expenses:
Research and development	5,051	2,953	2,098
General and administrative	1,648	800	848

Total costs and expenses	6,699	3,753	2,946

Loss from operations	(6,699)	(3,701)	(2,998)
Other income	5	—	5

Loss before income taxes	$(6,694)	$(3,701)	$(2,993)

	NINE MONTHS ENDED SEPTEMBER 30,		PERIOD- TO PERIOD CHANGE
(in thousands)	2014	2013
Revenue	$15,027	$3,915	$11,112
Costs and expenses:
Research and development	14,290	8,579	5,711
General and administrative	4,479	2,075	2,404

Total costs and expenses	18,769	10,654	8,115

Loss from operations	(3,742)	(6,739)	2,997
Other income	14	1	13

Loss before income taxes	$(3,728)	$(6,738)	$3,010

Revenue

The increase in revenue for the nine months ended September 30, 2014 compared to the same period in 2013 is due to the receipt of a $15.0 million non-refundable milestone payment from Pfizer in May 2014. The $3.9 million in revenue for the nine months ended September 30, 2013 consisted primarily of the remaining deferred revenue related to the upfront payment from Pfizer in 2011. The upfront payment was fully recognized as of March 31, 2013 consistent with the completion of our development obligations under the collaboration.

Research and Development Expenses

The following tables summarize our research and development expenses by functional area for the three and nine months ended September 30, 2014 and 2013:

	THREE MONTHS ENDED SEPTEMBER 30,		PERIOD-TO PERIOD CHANGE
(in thousands)	2014	2013
Clinical development	$567	$253	$314
Personnel related	1,147	969	178
Consulting fees	73	66	7
Manufacturing and formulation	2,159	811	1,348
Institutional research	227	55	172
Preclinical research	428	429	(1)
Laboratory costs	310	303	7
Stock-based compensation	140	67	73

	$5,051	$2,953	$2,098

During the three months ended September 30, 2014, our research and development expenses increased by $2.1 million, or 71%, compared to the same period in 2013 due primarily to an increase in spending on GMI-1271 related manufacturing and development and expenses related to conducting the Phase 1 clinical trial for GMI-1271 in AML.

	NINE MONTHS ENDED SEPTEMBER 30,		PERIOD-TO PERIOD CHANGE
(in thousands)	2014	2013
Clinical development	$1,585	$1,213	$372
Personnel related	3,355	2,906	449
Consulting fees	328	209	119
Manufacturing and formulation	4,488	2,005	2,483
Institutional research	418	223	195
Preclinical research	1,324	972	352
Laboratory costs	932	886	46
Stock-based compensation	360	165	195
License and milestone fees	1,500	—	1,500

	$14,290	$8,579	$5,711

During the nine months ended September 30, 2014 our research and development expenses increased by $5.7 million, or 67%, compared to the same period in 2013. The increase in research and development expenses was primarily attributable to the $1.5 million milestone license fee due to the University of Basel related to the Pfizer milestone payment, an increase of $2.5 million in expenses related to the manufacturing and process development and toxicology studies for GMI-1271 and expenses related to conducting the Phase 1 clinical trial for GMI-1271 in AML, in which we enrolled the first subject in June 2014. The increase in expenses was offset by the decrease in costs associated with rivipansel following the completion of the Phase 2 clinical trial in April 2013.

The following tables summarize our research and development expenses by drug candidate for the three and nine months ended September 30, 2014 and 2013:

	THREE MONTHS ENDED SEPTEMBER 30,		PERIOD-TO PERIOD CHANGE
(in thousands)	2014	2013
Rivipansel	$20	$118	$(98)
GMI-1271	2,721	1,103	1,618
GMI-1051	7	7	—
Other research and development	1,016	690	326
Personnel related and stock-based compensation	1,287	1,035	252

	$5,051	$2,953	$2,098

	NINE MONTHS ENDED SEPTEMBER 30,		PERIOD-TO PERIOD CHANGE
(in thousands)	2014	2013
Rivipansel	$1,554	$1,123	$431
GMI-1271	6,201	2,526	3,675
GMI-1051	7	7	—
Other research and development	2,816	1,853	963
Personnel related and stock-based compensation	3,712	3,070	642

	$14,290	$8,579	$5,711

General and Administrative Expenses

The following tables disclose the components of our general and administrative expenses for the three and nine months ended September 30, 2014 and 2013:

	THREE MONTHS ENDED SEPTEMBER 30,		PERIOD-TO PERIOD CHANGE
(in thousands)	2014	2013
Personnel related	$591	$357	$234
Stock-based compensation	302	81	221
Legal, consulting and other professional expenses	616	285	331
Other	139	77	62

	$1,648	$800	$848

	NINE MONTHS ENDED SEPTEMBER 30,		PERIOD-TO PERIOD CHANGE
(in thousands)	2014	2013
Personnel related	$1,539	$1,015	$524
Stock-based compensation	793	200	593
Legal, consulting and other professional expenses	1,801	634	1,167
Other	346	226	120

	$4,479	$2,075	$2,404

General and administrative expenses increased for the three and nine months ended September 30, 2014 by $0.8 million and $2.4 million, respectively, compared to the same periods in 2013 primarily due to an increase in professional fees and other costs associated with our IPO and supporting public company operations. In addition, stock-based compensation increased for the three and nine months ended September 30, 2014 compared to September 30, 2013 due to additional awards granted in 2014.

Liquidity and Capital Resources

Sources of Liquidity

Prior to our IPO in January 2014, we funded our operations primarily through private placements of our capital stock and upfront payments under our collaborative agreements. Through December 31, 2013, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was the upfront payment under our license agreement with Pfizer and $64.1 million was from the sale of convertible promissory notes and our convertible preferred stock. In January 2014, we received net proceeds of $57.2 million from the IPO, and in May 2014, we received a non-refundable cash payment from Pfizer of $15.0 million, of which we will pay $1.5 million to the University of Basel under the terms of our research agreement with them. As of September 30, 2014, we had $61.4 million in cash and cash equivalents.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of September 30, 2014 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, without giving effect to any potential additional milestone payments we may receive under our license agreement with Pfizer. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following table represents a summary of our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(In millions)
Net cash provided by (used in) operating activities	$1.9	$(10.0)
Net cash used in investing activities	(0.2)	(0.1)
Net cash provided by financing activities	57.4	0.4

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 reflects the receipt of the $15.0 million non-refundable milestone payment from Pfizer offset by the amounts used to conduct our preclinical and clinical studies and to support the manufacturing development of GMI-1271. Net cash used in operating activities for the nine months ended September 30, 2013 reflects, among other things, the amounts used to conduct our clinical trials for rivipansel as well as preclinical studies for GMI-1271.

Investing Activities

Net cash used in investing activities in both periods presented was primarily due to the acquisition of additional lab equipment needed to further our research and development activities.

Financing Activities

Net cash provided by financing activities of $57.4 million during the nine months ended September 30, 2014 reflects net proceeds received from our IPO of $57.2 million with the remaining cash inflows provided from the exercise of employee stock options. Net cash provided by financing activities during the nine months ended September 30, 2013 is comprised solely of employee stock option exercises.

Contractual Obligations

As of September 30, 2014, our significant contractual obligations consist of rent obligations under non-cancelable leases for our current office space in Gaithersburg, Maryland, which has a term through October 2015, and our planned future corporate headquarters in Rockville, Maryland, which will have an eight-year term expected to commence on November 1, 2015. The following table depicts our obligations under these leases as of September 30, 2014.

	Payments Due by Period
	Total	October to December 2014	2015	2016	2017	2018	After 2018
	(In thousands)
Operating leases	$5,849	$124	$519	$610	$625	$641	$3,330

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2014, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents of $61.4 million and $2.3 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. As of September 30, 2014, we had an accumulated deficit of $67.0 million. We have financed our operations to date with $64.1 million raised in private placements of convertible debt and convertible preferred stock, an aggregate of $37.5 million received from upfront and milestone payments under our license agreement with Pfizer and $57.2 million from our IPO in January 2014. We have not generated any meaningful revenue since our inception other than from the upfront and milestone payments from Pfizer.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are still in the early stages of development of our drug candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Although responsibility for further development, regulatory approval and potential commercialization of our lead drug candidate, rivipansel, has transferred to Pfizer under our collaboration with them following the completion of our Phase 2 clinical trial, we anticipate that our expenses will increase substantially as we:

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

In the case of rivipansel, our ability to generate revenue is dependent upon the achievement of development, regulatory and commercial milestones and sales sufficient to generate royalties under our license agreement with Pfizer, and the achievement of such milestones is largely out of our control. If Pfizer fails, or chooses not to continue, to further develop, seek regulatory approval for or commercialize rivipansel, our ability to generate revenue with respect to rivipansel will be significantly reduced or eliminated. For example, in September 2014, we were informed by Pfizer that initiation of the planned Phase 3 clinical trial with rivipansel will be significantly delayed due to a manufacturing development issue impacting formulated drug supply. Although Pfizer has taken a number of steps to prepare for initiation of the Phase 3 trial, there can be no assurance that the trial will be initiated on a timely basis or at all, which would negate our right to receive an additional milestone payment under our agreement with Pfizer. Because all of our drug candidates other than rivipansel are still in preclinical development, if we are unable to generate revenue from our license agreement with Pfizer, we may never become profitable, and we may not be able to invest in the further development of our other drug candidates.

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

We believe that our existing cash and cash equivalents as of September 30, 2014 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, without giving effect to any potential milestone payments we may receive under our agreement with Pfizer. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

•	our agreement with Pfizer remaining in effect and our ability to achieve milestones under this and any other license or collaboration agreement that we may enter into in the future, including the remaining $20.0 million milestone payment upon dosing the first patient in a Phase 3 clinical trial, the timing of which may be delayed significantly beyond our original expectations;

•	the ability of Pfizer to identify the specific cause of and associated remedy for the manufacturing development issue impacting formulated drug supply for rivipansel which has delayed the commencement of the Phase 3 clinical trial;

•	the progress and results of the Phase 3 clinical trial of rivipansel, if and when commenced;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other drug candidates, including our planned Phase 1/2 clinical trials of GMI-1271;

•	the number and development requirements of other drug candidates that we may pursue;

•	the costs, timing and outcome of regulatory review of our drug candidates;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates other than rivipansel for which we receive marketing approval;

•	any royalties we receive from Pfizer with respect to sales of rivipansel, if it receives marketing approval;

•	the revenue, if any, received from commercial sales of our drug candidates other than rivipansel for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other drug candidates and technologies.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As of December 31, 2013, we had federal and state NOL carryforwards of $46.3 million, research and development tax credit carryforwards of $4.5 million and orphan drug credit carryovers of $1.0 million, each of which could be limited if we experience an ownership change.

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

We are very early in our development efforts and have only one drug candidate that has completed a clinical trial. All of our other drug candidates are still in preclinical or early clinical development. If we or our collaborators are unable to commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts, and rivipansel is our only drug candidate that has completed a clinical trial. All of our other drug candidates are still in preclinical or early clinical development. We have not completed the development of any drug candidates, we currently generate no revenue from the sale of any drugs and we may never be able to develop a marketable drug. We have invested substantially all of our efforts and financial resources in the development of our glycomimetics platform, the identification of potential drug candidates using that platform and the development of our drug candidates. Other than with respect to rivipansel, for which our collaborator Pfizer now has the responsibility for further development and commercialization, our ability to generate revenue from our other drug candidates, which we do not expect will occur for many years, if ever, will depend heavily on their successful development and eventual commercialization. The success of those drug candidates will depend on several factors, including:

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

Our Pfizer collaboration, and any future collaborations we might enter into, may pose a number of risks, including:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not perform their obligations as expected;

•	collaborators may not pursue the commercialization of any drug candidates that achieve regulatory approval or may elect not to pursue, continue or renew development or commercialization of drug candidates based on clinical trial results, changes in such collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;

•	collaborators could experience delays in initiating or conducting clinical trials for any number of reasons, as has occurred with respect to the Phase 3 clinical trial of rivipansel to be conducted by Pfizer;

•	collaborators could independently develop, or develop with third parties, drugs that compete directly or indirectly with our drugs or drug candidates if such collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	drug candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own drug candidates or drugs, which may cause such collaborators to cease to devote resources to the commercialization of our drug candidates;

•	a collaborator with marketing and distribution rights to one or more of our drug candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such drug or drugs;

•	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of drug candidates, might lead to additional responsibilities for us with respect to drug candidates or might result in litigation or arbitration, any of which would be time consuming and expensive;

•	collaborators may not properly maintain or defend our or their intellectual property rights or may use our or their proprietary information in such a way as to invite litigation that could jeopardize or invalidate such intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

•	collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable drug candidates.

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

We contract with third parties for the manufacturing of some of our drug candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or drugs, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

Our drug candidates and any drugs that we may develop may compete with other drug candidates and drugs for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. We are currently manufacturing GMI-1271 through a third party, but the formulated drug product to treat patients in our planned Phase 1/2 clinical trials is not yet available and there is no guarantee that it will become available in time for the anticipated start of that trial. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may incur added costs and delays in identifying and qualifying any such replacement.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;

•	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members, with disclosure of such information to be made by CMS on a publicly available website; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially own approximately 70% of our common stock. Further, funds controlled by one investor, New Enterprise Associates, or NEA, beneficially own nearly 50% of our common stock. As a result, NEA is able to control, and these other persons, acting together, are able to significantly influence, all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the rules and regulations of The NASDAQ Global Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our current fiscal year ending December 31, 2014, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K due in March 2015, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our initial public offering, we had never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

Item 6. Exhibits

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014).

4.1	Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 31, 2013).

10.1	Lease, dated July 23, 2014, by and between the Registrant and BMR-Medical Center Drive LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on July 28, 2014).

Exhibit No.	Document

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLYCOMIMETICS, INC.

Date: October 31, 2014	By:	/s/ Brian M. Hahn
Brian M. Hahn
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014).

4.1	Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 31, 2013).

10.1	Lease, dated July 23, 2014, by and between the Registrant and BMR-Medical Center Drive LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on July 28, 2014).

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.