Form 10-K
period 2014-12-31
GLYCOMIMETICS INC
filed 2015-03-16
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $79.1 million based on the closing price of the registrant’s Common Stock, as reported by the NASDAQ Global Market, on such date.

At March 10, 2015, 18,994,838 shares of GlycoMimetics, Inc.’s Common Stock, $0.001 par value, were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	our plans to develop and commercialize our glycomimetic drug candidates;

•	our planned clinical trials for our drug candidate GMI-1271;

•	our ability to achieve anticipated milestones under our collaboration with Pfizer for our drug candidate rivipansel (formerly known as GMI-1070);

•	the timing of and our ability to obtain and maintain regulatory approvals for our drug candidates;

•	the clinical utility of our drug candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position;

•	our ability to identify additional drug candidates with significant commercial potential that are consistent with our commercial objectives;

•	our estimates regarding future revenues, expenses and needs for additional financing; and

•	our beliefs about our capital expenditure requirements and that our capital resources will be sufficient to meet our anticipated cash requirements through at least the next 12 months.

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

i

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

We are focusing our initial efforts on drug candidates for rare diseases that we believe will qualify for orphan drug designation. We are developing our lead drug candidate, rivipansel, formerly known as GMI-1070, for the treatment of vaso-occlusive crisis, or VOC, a debilitating and painful condition that occurs periodically throughout the life of a person with sickle cell disease. We have entered into a collaboration with Pfizer Inc. for the further development and potential commercialization of rivipansel worldwide. Rivipansel has received fast track designation from the U.S. Food and Drug Administration, or FDA, as well as orphan drug designation from the FDA in the United States and from the European Medicines Agency, or EMA, in the European Union, or EU. We believe the clinical progress of rivipansel provides evidence of the significant potential of our lead program and our proprietary glycomimetics platform. Building on our experience with rivipansel, we are developing our second most advanced drug candidate, GMI-1271, to be used in combination with chemotherapy to treat acute myeloid leukemia, or AML, a life-threatening hematologic cancer, and potentially other hematologic cancers.

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

We are developing our lead drug candidate, rivipansel, to treat VOC. Rivipansel is a glycomimetic drug candidate that acts as a pan-selectin antagonist, meaning it binds to all three members of the selectin family, E-, P- and L-selectin. We believe that rivipansel, by acting as a pan-selectin antagonist, inhibits the role that selectins play in VOC.

Sickle cell disease is a genetic disease that, according to the U.S. Centers for Disease Control and Prevention, or CDC, affects millions of people throughout the world, including an estimated 90,000 to 100,000 people in the United States. VOC is one of the most severe complications of sickle cell disease. It can result in acute ischemic tissue injury at one or more sites, with inflammation and pain of varying degrees of severity. The standard of care in the United States for people experiencing VOC is to manage its symptoms, which typically includes hospitalization, narcotic pain management and hydration. There are no approved therapies that interrupt VOC once it has started or that treat the underlying cause of the pain. Hydroxyurea is a generic drug that is approved for the prevention of VOC, but it is not effective in the acute setting to relieve symptoms or resolve an ongoing VOC episode. In addition, hydroxyurea is not suitable for all patients and can have significant toxicities and side effects. According to the CDC, there were approximately 73,000 hospitalizations related to VOC in the United States in 2010. We believe that rivipansel, if approved, would be the first drug to interrupt the underlying cause of VOC, thereby potentially reducing the use of narcotics for pain management and enabling patients to leave the hospital more quickly.

We have completed four clinical trials of rivipansel involving a total of 163 subjects. In April 2013, we completed a Phase 2 clinical trial in which 76 patients hospitalized for VOC, ranging from 12 to 60 years old, were treated with the standard of care plus either rivipansel or placebo. In this trial, patients treated with rivipansel experienced reductions in the time to reach resolution of VOC, length of hospital stay and use of opioid analgesics for pain management, in each case as compared to patients receiving placebo. This improvement was seen in both adult and pediatric patients. Adverse event rates and severity were comparable between those treated with rivipansel and those receiving placebo.

We entered into a license agreement in October 2011 with Pfizer, under which Pfizer has rights to develop and commercialize rivipansel for all indications worldwide. Following the completion of our Phase 2 clinical trial, Pfizer is now responsible for the further clinical development, regulatory approval and potential commercialization of rivipansel. Under the Pfizer agreement, we received an upfront payment of $22.5 million from Pfizer. We are also eligible to receive payments of up to $115.0 million upon the achievement of specified development milestones, including the dosing of the first patients in Phase 3 clinical trials for up to two indications and the first commercial sale of a licensed product in the United States and selected European countries for up to two indications, up to $70.0 million upon the achievement of specified regulatory milestones, including the acceptance of our filings for review by regulatory authorities in the United States and Europe for up to two indications, and up to $135.0 million upon the achievement of specified levels of annual net sales of licensed products. We are also eligible to receive tiered royalties, with percentages ranging from the low double digits to the low teens, based on net sales of rivipansel worldwide, subject to reductions in specified circumstances. The first potential milestone payment under the Pfizer agreement was $35.0 million upon the initiation of dosing of the first patient in a Phase 3 trial of rivipansel by Pfizer. Under the collaboration, Pfizer made a $15.0 million non-refundable milestone payment to us in May 2014, and the dosing of the first patient in the Phase 3 clinical trial will trigger the remaining $20.0 million milestone payment.

In September 2014, we were informed by Pfizer that initiation of the Phase 3 clinical trial with rivipansel will be significantly delayed due to a manufacturing development issue impacting formulated drug supply. Pfizer advised us that the issue is under review and noted that upon identifying the specific cause and planned remedy of the manufacturing issue, they will inform us regarding a more specific timeframe for commencing the Phase 3 trial. Although Pfizer has taken and is taking a number of steps to prepare for Phase 3 initiation, including written agreement with the FDA under a special protocol assessment, or SPA, on the design of the planned Phase 3 trial, there can be no assurance that the conditions to Pfizer’s obligation to make the remaining $20.0 million milestone payment to us under the agreement will be satisfied.

Under a separate research agreement with the University of Basel, we have agreed to pay 10% of any future milestone payments and royalties we may receive from Pfizer with respect to rivipansel. As of December 31, 2014, we accrued $1.5 million that is payable to the University, which is equal to 10% of the $15.0 million non-refundable milestone payment we received from Pfizer in May 2014.

We are developing a pipeline of other drug candidates based on our expertise in carbohydrate chemistry, including compounds that are designed to be specific to particular selectins. We are developing GMI-1271, a specific E-selectin inhibitor, to be used in combination with chemotherapy to treat patients with AML and potentially other hematologic cancers. E-selectin plays a critical role in binding cancer cells within vascular niches in the bone marrow, which prevents the cells from entering circulation where they can be more readily killed by chemotherapy. In animal studies, GMI-1271 mobilized AML cancer cells out of the bone marrow, making them more sensitive to chemotherapy. In these studies, tumor burden was significantly reduced in the animals treated with a combination of chemotherapy and GMI-1271 as compared to animals treated with chemotherapy alone. In addition, the combination of GMI-1271 with chemotherapy resulted in improved survival rates for the treated animals, compared to chemotherapy alone. In other animal studies, GMI-1271 appeared to also protect normal cells from some of the side effects of chemotherapy. Common side effects of chemotherapy include bone marrow toxicity resulting in neutropenia, which is an abnormally low number of neutrophils, the white blood cells that serve as the primary defense against infection, and mucositis, which is the inflammation and sloughing of the mucous membranes lining the digestive tract. Animals treated with GMI-1271 and chemotherapy had less severe neutropenia and mucositis and lower bone marrow toxicity as compared to animals treated with chemotherapy alone. We believe that treatment with GMI-1271 results in lower bone marrow toxicity due to its inhibition of E-selectin, which makes stem cells in the bone marrow divide less frequently, thereby protecting them from chemotherapy agents that target rapidly dividing cells. In December 2014, we presented preclinical data on GMI-1271 at the annual meeting of the American Society of Hematology. Based on our preclinical studies, we believe GMI-1271 may improve chemotherapy response rates, duration of remission and, ultimately, survival in patients with hematologic cancers like AML.

We held a pre-IND meeting with the FDA in November 2013 and filed an IND for GMI-1271 in February 2014. Following acceptance of the IND, we completed a Phase 1 single dose-escalation clinical trial in 28 healthy volunteers in August 2014. We have initiated preparations for a Phase 1/2 multiple dose-escalation clinical trial in defined populations of patients with AML, and we expect the patient recruitment for this trial to begin in the first quarter of 2015.

We have an additional drug candidate, GMI-1359, that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. GMI-1359 is currently undergoing testing in preclinical models from which we intend to select a target clinical indication, mostly likely in oncology.

In addition to our programs described above, we are also advancing other preclinical-stage programs. These programs include a small-molecule glycomimetic compound, GMI-1051, that inhibits virulence factors and which we believe may be used for the treatment of Pseudomonas aeruginosa; a small-molecule glycomimetic compound that inhibits the protein galectin-3 that we believe may be used for the treatment of fibrosis, cancer and cardiovascular disease; and a small-molecule glycomimetic compound that inhibits the proteins galectin-1, -3 and -9 that we believe may be used for the treatment of cancer.

We have retained the worldwide development and commercialization rights to all of our drug candidates other than rivipansel.

Our intellectual property portfolio includes ownership of, or exclusive rights to, issued patents and pending patent applications claiming fundamental features of glycomimetic therapeutics, as well as those claiming methods of use for and chemical modifications of our drug candidates. Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against challenges that have arisen or may arise in this area. Our issued patents directed to rivipansel and methods of use are expected to expire between 2023 and 2030, and our patent applications directed to GMI-1271, if issued, are expected to expire between 2032 and 2033.

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

•	Rapidly advance GMI-1271 for the treatment of AML. We intend to build on our experience developing rivipansel to rapidly advance GMI-1271 for the treatment of AML in combination with chemotherapy. We completed a Phase 1 dose-escalation clinical trial in 28 healthy volunteers in August 2014, and we have initiated preparations for a Phase 1/2 dose-escalation clinical trial in defined populations of patients with AML, for which we anticipate recruitment of patients to begin in the first quarter of 2015. We have retained worldwide development and commercialization rights to GMI-1271.

•	Support Pfizer’s further development of rivipansel. We will continue to support Pfizer, if requested, as Pfizer proceeds with further clinical development of rivipansel, including the Phase 3 clinical trial, and pursues regulatory approval of rivipansel. We expect to use any milestone and royalty payments that we may receive from Pfizer to accelerate the development of our other drug candidates.

•	Identify and develop additional novel selectin antagonists to address unmet medical needs with significant market potential. We believe our glycomimetics platform will enable us to develop a broad pipeline of potential drug candidates that may be orphan drugs or may address larger market opportunities. We have selected and intend to develop a drug candidate, GMI-1359, that simultaneously inhibits both E-selectin and CXCR4 for use in the treatment of cancers with significant bone marrow involvement, such as myeloma. We are also working to design an orally available E-selectin antagonist, which we believe could be of significant interest to potential collaborators for major market opportunities, such as the treatment of cardiovascular disease.

•	Apply our insights and our glycomimetics platform to other carbohydrate targets beyond selectins. We have identified additional opportunities where carbohydrates play critical roles in disease processes and where we believe we can apply our platform to create targeted glycomimetic drugs. One potential target is pseudomonas, a pathogenic form of bacteria that results in serious infections and is frequently resistant to treatment with antibiotics. We have observed results in animal models that suggest glycomimetic drugs can be used to improve treatment of pseudomonas infections. We have also begun to design and synthesize antagonists of a protein family known as galectins. We believe that compounds targeting galectins might potentially be used to treat certain forms of cancer and fibrosis.

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

Once we identify a carbohydrate structure involved in a disease pathway, we design molecules that mimic that carbohydrate structure and inhibit its disease-related functions by binding to the carbohydrate’s target receptor, thereby blocking the binding by the native carbohydrate itself. For example, one of the naturally modified Lewis structures binds to selectins, which play a key role in VOC. Rivipansel mimics that carbohydrate structure and accordingly binds to selectins, which we believe thereby inhibits the progression of VOC. In addition, our glycomimetic molecules are designed to have greater affinity to the carbohydrate’s target receptor than does the native carbohydrate. This means that the glycomimetic molecules possess stronger intermolecular forces between themselves and the target receptors, and thus “outcompete” the native carbohydrates in binding to the relevant target receptors, thereby inhibiting their disease-related functions. Using our glycomimetics platform, we have designed and synthesized a proprietary library of these structures targeting different biological processes.

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

Rivipansel —Targeting Selectins to Treat VOC

We are developing rivipansel to treat VOC with the goal of reducing duration of VOC episodes, length of hospital stay and use of opioid analgesics for pain management. In our Phase 2 clinical trial, patients treated with rivipansel plus the standard of care demonstrated improvement in these endpoints, in each case as compared to patients receiving placebo plus the standard of care.

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

Market Opportunity for Treatment of VOC

We believe that effective treatment of VOC could provide significant clinical and pharmacoeconomic benefit. According to the U.S. Agency for Healthcare Research and Quality, the average hospital charges in the United States for a patient treated for VOC were approximately $20,000 in 2006. In some states, these charges may be substantially higher. For example, according to the California Office of Statewide Health Planning and Development, the average hospital charges for a patient treated for VOC in California were over $40,000 in 2006. A reduction in the length of a hospital stay could reduce these costs. If rivipansel is shown to be safe and effective in reducing the duration of VOC in hospitalized patients, it could also be tested to determine if hospitalization could be prevented with use of rivipansel in the emergency department, or if VOC could be managed safely and effectively in the home or in an outpatient setting through a self-administered dosage form, thereby avoiding costly emergency department visits. We believe that uses in each of these settings represent potentially significant market opportunities.

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

The development of VOC is illustrated in the following diagram:

Selectins are important in this process because they act as adhesion molecules and play a key role in the initial recognition and binding of white blood cells to the endothelial cells, and their formation of aggregates with platelets, red blood cells and other white blood cells. White blood cells express carbohydrates on their surfaces that bind to E-selectin that is present on inflamed vascular endothelium. White blood cells bound to E-selectin on the endothelial cells then become activated and act as adhesion sites for platelets, red blood cells and other white blood cells, thereby leading to the formation of an occlusion. Rivipansel is a glycomimetic drug candidate designed to inhibit binding of all three types of selectins and inhibit the selectin-mediated recognition and binding of white blood cells to the endothelium. The rationale for the development of rivipansel to treat VOC is that, by blocking these steps in the vaso-occlusive process, it has the potential to decrease the duration and intensity of VOC.

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

Rivipansel Clinical Results

We held a pre-IND meeting with the FDA in June 2007 and submitted an IND for rivipansel in July 2008. Upon approval of the IND, we initiated a single dose Phase 1a trial of rivipansel in August 2008. In December 2008, we completed the Phase 1a trial, in which 40 healthy volunteers were enrolled. Of these subjects, 30 were dosed once with one of five dose levels of rivipansel, ranging from 2 to 40 mg/kg, and 10 received placebo. In addition, we completed a multiple dose Phase 1b trial in February 2009, in which 32 healthy volunteers were enrolled. Of these subjects, 24 were dosed with four dose levels of rivipansel, and eight received placebo. Three groups of six subjects each were dosed at 5, 10 or 20 mg/kg every eight hours for 13 doses. An additional group of six subjects received a loading dose of 40 mg/kg, followed by 20 mg/kg every eight hours for six doses. The results of these trials demonstrated a half-life of rivipansel of approximately seven hours, with the drug excreted largely intact. Rivipansel was well tolerated in these subjects and no safety concerns were identified. Adverse events occurred at similar rates across the treatment groups in both of these trials.

In 2010, we completed a Phase 1 pilot trial in 15 adults with sickle cell disease not experiencing VOC. In this trial, patients received a loading dose of 20 mg/kg of rivipansel, followed by a dose of 10 mg/kg ten hours later. The trial focused on the evaluation of safety, pharmacokinetic, or PK, profiles and certain biomarkers. In individuals with sickle cell disease and at the dose levels intended for further evaluation, no safety concerns associated with the use of rivipansel were identified and the PK profile was also similar to that seen in healthy volunteers. When administered to patients with sickle cell disease, rivipansel was shown to affect biomarkers of inflammation and coagulation. The results of this trial were selected for oral presentations at the annual meetings of the American Society of Hematology, or ASH, in December 2011 and 2012.

Results from these three Phase 1 clinical trials demonstrated evidence of linear PK for rivipansel when administered as single or multiple doses to the 72 healthy volunteers and the 15 patients with sickle cell disease.

Rivipansel was well tolerated in these subjects and no safety concerns were identified. Adverse events occurred at similar rates across the treatment groups in these trials.

We also completed a Phase 2 clinical trial of rivipansel in sickle cell patients hospitalized for VOC. We announced top-line results from this trial in April 2013, and the results of this trial were selected for two oral presentations and one poster session at the annual meeting of ASH in December 2013. This trial was a randomized, double-blind, placebo-controlled trial at 22 sites in the United States and Canada evaluating the safety, efficacy and PK of multiple IV doses of rivipansel or placebo in 76 patients hospitalized for VOC, ranging from 12 to 60 years old. Of these patients, 43 received rivipansel and 33 received placebo, in both cases in addition to the standard of care. Patients receiving rivipansel in the trial received one of two dose levels. Patients in the low dose group received a loading dose of 20 mg/kg, followed by a 10 mg/kg dose every 12 hours. Patients in the high dose group received a loading dose of 40 mg/kg, followed by a 20 mg/kg dose every 12 hours.

In patients receiving rivipansel in this trial, there were reductions in multiple measures related to a VOC episode as compared to patients receiving placebo. Two widely used statistical methods, known as ANCOVA and Kaplan-Meier, were used to analyze the results of this trial. The time to reach resolution of VOC, the primary endpoint of the trial, was reduced in the patients receiving rivipansel by a mean of 41.0 hours, as measured by ANCOVA, with a p-value of 0.192, and reduced by a median of 63.3 hours, as measured by Kaplan-Meier, with a p-value of 0.187. P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of 0.05 or less represents statistical significance, meaning that there is a less than 1-in-20 likelihood that the observed results occurred by chance. In addition, in the patients receiving rivipansel, the time to hospital discharge was reduced by a mean of 54.7 hours, as measured by ANCOVA, with a p-value of 0.096, and a median of 83.9 hours, as measured by Kaplan-Meier, with a p-value of 0.092. The time to transition off IV analgesics was reduced by a mean of 47.0 hours, as measured by ANCOVA, with a p-value of 0.137, and a median of 75.7 hours, with a p-value of 0.089, as measured by Kaplan-Meier. The cumulative amount of opioid analgesic administered during hospitalization was reduced by 83%, as measured by ANCOVA, with a p- value of 0.01. Although the Phase 2 clinical trial was not large enough to detect statistically significant differences in these endpoints, other than with respect to the reduction in cumulative amount of opioid analgesic administered, we believe the observed reductions in these measures in patients treated with rivipansel, and the consistency of a positive response across multiple measures, demonstrate the potential benefit of rivipansel.

The types and frequency of adverse events and serious adverse events were comparable across the treatment groups in the Phase 2 clinical trial. The most common serious adverse event was rehospitalization for VOC. Measures of organ function, respiratory and cardiac function and routine tests of medical status while in the hospital were similar between the groups. One serious rash occurred in the high dose group, which resolved with minimal medical treatment. Acute chest syndrome, a complication of sickle cell disease affecting the lungs, occurred in six subjects receiving rivipansel and in three subjects receiving placebo. Rehospitalization rates for VOC were similar between the groups and lower than the rehospitalization rate that is typical for VOC.

We believe the favorable effects we observed in our Phase 2 clinical trial are the result of mechanism-based resolution of VOC. Specifically, we believe that by inhibiting selectin-mediated adhesion of white blood cells to the endothelium, rivipansel prevents propagation of VOC and promotes early resolution. Results from the Phase 2 clinical trial provide the first clinical evidence of a positive effect of rivipansel in adult and pediatric patients experiencing VOC. No currently available therapies provide similar benefits to patients in VOC. Based on the data from our Phase 2 clinical trial for rivipansel, we believe rivipansel has the potential to become the first drug approved to treat VOC in both adult and pediatric patient populations. Although Mast Therapeutics, Inc. is currently conducting a Phase 3 clinical trial of a drug candidate that may be used to treat an ongoing VOC episode, we believe that it is only being tested in pediatric patients ages 8 to 17 years old, unlike rivipansel which is being tested to treat both adult and pediatric patients experiencing VOC.

If rivipansel is demonstrated to be safe and effective for the treatment of VOC, we believe it may show substantial clinical and pharmacoeconomic benefit. If patients treated with rivipansel are discharged more quickly from the hospital, there is potential to reduce the costs of hospitalization, in addition to showing clinical benefit by reduced duration of VOC episodes and reduced use of opioid analgesics for pain management. In addition, if rivipansel is shown to be safe and effective for treating VOC in hospitalized patients, it is possible that it could be tested in patients experiencing VOC who are not hospitalized to determine if hospitalization could be prevented or if pain from VOC could be managed safely and effectively in the home or in an outpatient setting. We believe that uses in each of these settings could represent significant market opportunities for rivipansel. Following the completion of the Phase 2 clinical trial, Pfizer is now responsible for the further clinical development, regulatory approval and commercialization of rivipansel.

Following transfer of the IND, Pfizer has undertaken significant efforts to prepare for a Phase 3 trial, including manufacturing of the active pharmaceutical ingredient, or API, completion of longer-term toxicology studies to support a New Drug Application, or NDA, completion of a Thorough QT, or TQTc, clinical trial to evaluate cardiac safety, and contracting with a CRO to provide services in the conduct of a Phase 3 trial. Additionally, Pfizer and the FDA have agreed on an SPA for the design, endpoints and statistical analysis approach of the planned Phase 3 clinical trial.

In September 2014, Pfizer informed us that initiation of the Phase 3 clinical trial with rivipansel would be significantly delayed due to a manufacturing development issue impacting the formulated drug supply, not the API. Pfizer informed us that upon identifying the specific cause and planned remedy of the drug product manufacturing issue, Pfizer will inform us regarding a more specific timeframe for commencing the Phase 3 trial. Although Pfizer has taken and continues to take steps toward initiation of the pivotal Phase 3 trial, there can be no assurance that the conditions to Pfizer’s obligation to further develop and commercialize rivipansel under the agreement will be satisfied.

GMI-1271—Targeting the Bone Marrow Microenvironment to Treat Hematologic Cancers

We are developing GMI-1271, a specific E-selectin antagonist, to be used in combination with chemotherapy to treat AML and other hematologic cancers. We believe that GMI-1271 may be used as first-line treatment for elderly AML patients, as well as for patients with relapsed or refractory AML. GMI-1271 targets interactions between cancer cells and the bone marrow microenvironment. In preclinical studies, combining GMI-1271 with chemotherapy made cancer cells more sensitive to chemotherapy. In other preclinical studies, GMI-1271 also reduced some of the toxic effects of chemotherapy, including neutropenia and mucositis, on normal cells.

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

As GMI-1271 disrupts the interactions between cancer cells and bone marrow microenvironment, its mechanism of action is not limited to a single cancer type. In addition to our studies of GMI-1271 in AML, we have also tested the drug candidate in other cancer models. In in vivo studies involving animal models of multiple myeloma, chronic myelogenous leukemia and acute lymphoblastic leukemia, GMI-1271, as an adjunct to standard-of-care chemotherapy, decreased tumor burden and improved survival over standard-of-care chemotherapy alone.

In addition to its anti-tumor effects, GMI-1271, in animal models, has shown protection against some of the toxicities of chemotherapy. In particular, animals treated with GMI-1271 in combination with chemotherapy had less severe neutropenia and mucositis and lower bone marrow toxicity as compared to animals treated with chemotherapy alone. We believe that treatment with GMI-1271 results in lower bone marrow toxicity due to its inhibition of E-selectin, thereby making hematopoietic stem cells divide less frequently and protecting them from chemotherapy agents that target rapidly dividing cells. Hematopoietic stem cells are blood cells that give rise to all other types of blood cells and are heavily concentrated in the bone marrow. Similar effects have been demonstrated with rivipansel and were published in the journal Nature Medicine in December 2012. Based on these reductions in some of the toxicities of chemotherapy, we are evaluating these effects as secondary efficacy endpoints in our clinical trials.

GMI-1271 Clinical Trials

We filed an IND for GMI-1271 in February 2014. Following the FDA’s acceptance of the IND, we initiated a single dose Phase 1 trial to evaluate the safety, tolerability and pharmacokinetics of GMI-1271 in normal, healthy volunteers in June 2014. The single- site Phase 1 trial was a randomized, double-blind, placebo-controlled, single ascending intravenous dose study of GMI-1271. Twenty-eight healthy adult subjects were enrolled in cohorts that received study drug at three dose levels. In the trial, GMI-1271 was well tolerated and the results suggest that its pharmacokinetics were suitable for our continued development of the drug candidate.

We have initiated preparations for a multinational, Phase 1/2, open-label trial of GMI-1271 as an adjunct to standard chemotherapy in patients with AML. This study in males and females with AML will be conducted at a number of academic institutions in the United States, Ireland and Australia. We expect the start-up sites to begin recruiting patients in the first quarter of 2015. The trial will consist of two parts. In the Phase 1 portion, escalation testing will be performed to determine a recommended GMI-1271 dose in combination with standard chemotherapy. In the Phase 2 portion, dose-expansion testing will be conducted to obtain additional safety and efficacy data in defined sub-populations of AML. This will be followed by an expansion in specific patient populations.

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

The University of Michigan study of GMI-1271 began dosing healthy volunteers in a Phase 1 clinical trial in December 2014. The trial, a randomized, partially blinded, active placebo-controlled trial, is expected to last approximately 10 months. The primary objective of the study is to evaluate the safety and pharmacokinetic profile of GMI-1271 in a single ascending dose in healthy volunteers. The secondary objectives include evaluation of the incidence of bleeding and other adverse events and evaluation of the effects of GMI-1271 on biomarkers of coagulation, cell adhesion and leukocyte and platelet activation.

Drug Candidates Targeting E-selectin and CXCR4

The chemokine CXCR4 has emerged as an important pro-inflammatory cytokine that is involved in cell migration throughout the body. Like E-selectin, tumor cells may also target the CXCR4 cellular pathway, contributing to chemoresistance, metastatic disease and ultimately decreased survival. E-selectin and CXCR4 expression on AML blasts is thought to be an indicator of poor AML prognosis.

We have designed a family of small molecule drug candidates that simultaneously inhibit both E-selectin and CXCR4. We have selected one of these compounds, GMI-1359, to be developed further as part of an IND-enabling nonclinical program. Due to the complementary cellular functions of E-selectin and CXCR4 as adhesion molecules, we believe that targeting both E-selectin and CXCR4 with a single compound could enhance the efficacy of traditional chemotherapy in cancers where both E-selectin and CXCR4 are implicated. We are currently exploring GMI-1359 in preclinical models.

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

We have conducted a number of in vitro and in vivo preclinical studies of GMI-1051. In each study, GMI-1051 inhibited the functions of both PA-IL and PA-IIL and had greater affinity for these targets than did the native carbohydrates. We also studied GMI-1051 in vivo in three animal models of pseudomonas infection. In one study, GMI-1051 improved survival of mice in a chronic lung infection model when dosed in combination with tobramycin, an antibacterial often used to treat pseudomonas infections, as compared to treatment with tobramycin alone. In two other studies, GMI-1051 reduced bacterial load in an acute lung infection model and improved survival in a model of surgical infection. We are actively testing and optimizing GMI-1051 and other similar compounds to identify the most suitable drug candidates for further development. Results from our preclinical studies of GMI-1051 were selected for presentation at the North American Cystic Fibrosis Conference in October 2014.

Galectin Inhibitors

Galectin-3 is a protein that is known to play a critical role in many pathological processes, including chemotherapy resistance, fibrosis and cardiovascular disease. Using our glycomimetics platform, we have designed highly potent galectin-3 inhibitors that specifically block the binding of galectin-3 to carbohydrate structures. We plan to conduct preclinical experiments in 2015 to further characterize the effects of galectin-3 inhibitors on immune processes and pro-fibrotic activity.

Our Collaboration with Pfizer

Overview

In October 2011, we entered into a license agreement with Pfizer, under which we granted Pfizer an exclusive worldwide license to develop and commercialize rivipansel, for all fields and uses. The products licensed under the agreement also include certain backup compounds, along with modifications of and improvements to rivipansel that meet defined chemical properties.

Under the terms of the agreement, we received a $22.5 million upfront payment and are eligible to earn up to $115.0 million upon the achievement of specified development milestones, including the dosing of the first patients in Phase 3 clinical trials for up to two indications and the first commercial sale of a licensed product in the United States and selected European countries for up to two indications, up to $70.0 million upon the achievement of specified regulatory milestones, including the acceptance of our filings for regulatory approval by regulatory authorities in the United States and Europe for up to two indications, and up to $135.0 million upon the achievement of specified levels of annual net sales of licensed products. We are also eligible to receive tiered royalties for each licensed product, with percentages ranging from the low double digits to the low teens, based on net sales of rivipansel worldwide, subject to reductions in specified circumstances. The first potential milestone payment under the Pfizer agreement was $35.0 million upon the initiation of dosing of the first patient in a Phase 3 trial of rivipansel by Pfizer. Under the collaboration, Pfizer made a $15.0 million non-refundable payment to us in May 2014, and the dosing of the first patient in the Phase 3 clinical trial will trigger the remaining $20.0 million milestone payment.

Development and Commercialization Obligations

Pfizer will initially develop and seek approval for rivipansel in the field of sickle cell disease under the agreement. We were responsible for completion of the Phase 2 clinical trial relating to VOC associated with sickle cell disease. Following the completion of the Phase 2 clinical trial, we now have no further development or commercialization obligations, and Pfizer is required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize rivipansel for sickle cell disease in the United States. Pfizer generally must notify us in writing promptly of any decision to cease development activities, efforts to obtain regulatory approval or commercialization of rivipansel for the first approved indication.

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

Research Services Agreement with University of Basel

We have a research services agreement with the University of Basel, or the University, under which University personnel have performed research services for us on an as-requested basis since 2004 pursuant to separately negotiated research plan work orders, each lasting one year. We have no obligation to continue to purchase services from the University under the agreement. Under the current research plan, the University is performing research services related to potential oral selectin antagonists and PK evaluation for new selectin antagonists in development by us. We have agreed to pay the University consideration for the research services performed, as determined in connection with each annual research plan work order. For each of the annual research terms ended in February 2014 and 2015, we paid the University approximately $200,000.

We do not license any intellectual property from the University under this agreement as the University assigns to us its rights in any intellectual property jointly developed under this agreement. However, as part of the original consideration for entering into the agreement, we granted to the University the right to receive payments from us under specified circumstances. Accordingly, if we receive any future milestone payments or royalties from Pfizer with respect to rivipansel, we have agreed to pay 10% of those amounts to the University, subject to specified exceptions. We do not expect any of our other product candidates to be covered by the payment obligations under this agreement. These potential payments to the University are our only affirmative obligation under the agreement other than payment for research services for ongoing research plan work orders. As of December 31, 2014, we accrued $1.5 million that is payable to the University, which is equal to 10% of the $15.0 million non-refundable milestone payment we received from Pfizer in May 2014.

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

Intellectual Property

We strive to protect the intellectual property that we believe is important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our drug candidates and their methods of use. We have issued patents directed to rivipansel and methods of use that are expected to expire between 2023 and 2030. We have patent applications directed to GMI-1271 that, if issued, are expected to expire between 2032 and 2033. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

In the case of rivipansel, the initial process development, manufacturing and scale-up was managed by us and performed under contract by third parties. Under our license agreement with Pfizer, responsibility for manufacturing rivipansel has now transferred to Pfizer. With respect to our other drug candidates, we anticipate continuing to manage process development, scale-up and manufacturing under contracts with third parties.

All of our drug candidates are small molecules and are manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

Commercialization

We have not yet established a sales, marketing or drug distribution infrastructure. With the exception of rivipansel, to which we have granted Pfizer exclusive commercialization rights, we generally expect to retain commercial rights in the United States for our current drug candidates, all of which are still in preclinical or early clinical development. We believe that it will be possible for us to access the U.S. market for those drug candidates through a focused, specialized sales force.

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

We are also aware of efforts to develop cures for sickle cell disease through approaches such as bone marrow transplant and gene therapy. Although bone marrow transplant is currently available, its use is limited by the lack of availability of matched donors and by the risk of serious complications, including graft versus host disease and infection. Attempts to develop a cure through gene therapy remain at an early stage, but if these approaches were to be successful and received regulatory approval, this could limit the market for a drug such as rivipansel being developed for treatment of VOC. Other efforts are also underway to prevent the occurrence of VOC by various means. If any of these are successful, it could limit the market for a drug, such as rivipansel, designed to treat VOC.

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

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must continue to oversee the clinical trial while it is being conducted. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their ClinicalTrials.gov website.

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

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including fast track designation and priority review, that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures. To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Rivipansel has received fast track designation from the FDA.

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

The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively PPACA, which, among other things, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. PPACA also created new federal requirements for reporting, by applicable manufacturers of covered drugs, payments and other transfers of value to physicians and teaching hospitals.

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

Coverage and Reimbursement

The commercial success of our drug candidates and our ability to commercialize any approved drug candidates successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for our drug candidates. Government health administration authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government, through the Medicare or Medicaid programs, provides reimbursement for such treatments. In the United States, the EU and other potentially significant markets for our drug candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

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

As a result of PPACA, Medicare payments are increasingly tied to quality of care and value measures, and reporting of related data by providers such as physicians and hospitals. So called “value based reimbursement” measures may present challenges as well as potential opportunities for biopharmaceutical manufacturers. Medicare incentives for providers meeting certain quality measures may ultimately prove beneficial for manufacturers that are able to establish that their products may help providers to meet such measures. However, manufacturers’ ability to market their drug products based on quality or value is highly regulated and not always permissible. In addition, the potentially decreased Medicare reimbursement to those providers that fail to adequately comply with quality reporting requirements could translate to decreased resources available to purchase products and may negatively impact marketing or utilization of our drug candidates if they are approved for marketing. We cannot predict at this time what impact, if any, the longer-term shift towards value based reimbursement will have on any of our drug candidates in either the Medicare program, or in any other third party payor programs that may similarly tie payment to provider quality.

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

Orphan Drug Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA or biologics license application. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. We have received orphan drug designation for rivipansel, and we intend to seek orphan drug designation and exclusivity for our other drug candidates whenever it is available.

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

Employees

As of December 31, 2014, we had 34 full-time employees, all of whom are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Customer Concentration and Geographic Information

Substantially all of our revenue for the years ended December 31, 2014, 2013 and 2012 was derived from Pfizer and was earned in the United States. All of our long-lived assets are located in the United States.

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

Since inception, we have incurred significant operating losses. As of December 31, 2014, we had an accumulated deficit of $74.4 million. We have financed our operations to date with $64.1 million raised in private placements of convertible debt and convertible preferred stock, an aggregate of $37.5 million received from upfront and milestone payments under our license agreement with Pfizer and $57.2 million from our initial public offering, or IPO, in January 2014. We have not generated any meaningful revenue since our inception other than from the upfront and milestone payments from Pfizer.

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

In the case of rivipansel, our ability to generate revenue is dependent upon the achievement of development, regulatory and commercial milestones and sales sufficient to generate royalties under our license agreement with Pfizer, and the achievement of such milestones is largely out of our control. If Pfizer fails, or chooses not to continue, to further develop, seek regulatory approval for or commercialize rivipansel, our ability to generate revenue with respect to rivipansel will be significantly reduced or eliminated. For example, in September 2014, we were informed by Pfizer that initiation of the planned Phase 3 clinical trial with rivipansel will be significantly delayed due to a manufacturing development issue impacting formulated drug supply. Although Pfizer has taken a number of steps to prepare for initiation of the Phase 3 trial, there can be no assurance that the trial will be initiated on a timely basis or at all, which would negate our right to receive an additional milestone payment under our agreement with Pfizer. Because all of our drug candidates other than rivipansel are still in preclinical or early clinical development, if we are unable to generate revenue from our license agreement with Pfizer, we may never become profitable, and we may not be able to invest in the further development of our other drug candidates.

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

We believe that our cash and cash equivalents as of December 31, 2014 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2016, without giving effect to any potential milestone payments we may receive under our agreement with Pfizer. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

•	our agreement with Pfizer remaining in effect and our ability to achieve milestones under this and any other license or collaboration agreement that we may enter into in the future, including the remaining $20.0 million milestone payment upon dosing the first patient in a Phase 3 clinical trial, the timing of which may be delayed significantly beyond our original expectations;

•	the ability of Pfizer to identify the specific cause of and implement a remedy for the manufacturing development issue impacting formulated drug supply for rivipansel that has delayed the planned commencement of the Phase 3 clinical trial;

•	the progress and results of the Phase 3 clinical trial of rivipansel, if and when commenced;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other drug candidates, including our planned Phase 1/2 clinical trials of GMI-1271;

•	the number and development requirements of other drug candidates that we may pursue;

•	the costs, timing and outcome of regulatory review of our drug candidates;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates other than rivipansel for which we receive marketing approval;

•	any royalties we receive from Pfizer with respect to sales of rivipansel, if it receives marketing approval;

•	the revenue, if any, received from commercial sales of our drug candidates other than rivipansel for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other drug candidates and technologies.

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

We commenced operations in 2003, and our operations to date have been largely focused on raising capital, developing our expertise in carbohydrate chemistry and knowledge of carbohydrate biology, identifying potential drug candidates, undertaking preclinical studies and, with respect to rivipansel and GMI-1271, conducting clinical trials. All but two of our drug candidates are still in preclinical development. We have not yet demonstrated our ability to successfully complete later stage clinical trials, obtain regulatory approvals, manufacture a commercial scale drug, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As of December 31, 2014, we had federal and state NOL carryforwards of $55.0 million, research and development tax credit carryforwards of $5.8 million and orphan drug credit carryovers of $1.0 million, each of which could be limited if we experience an ownership change.

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

We are very early in our development efforts and have only one drug candidate that has completed a Phase 2 clinical trial. All of our other drug candidates are still in preclinical or Phase 1 clinical development. If we or our collaborators are unable to commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts, and rivipansel is our only drug candidate that has completed a Phase 2 clinical trial. All of our other drug candidates are still in preclinical or Phase 1 clinical development. We have not completed the development of any drug candidates, we currently generate no revenue from the sale of any drugs and we may never be able to develop a marketable drug. We have invested substantially all of our efforts and financial resources in the development of our glycomimetics platform, the identification of potential drug candidates using that platform and the development of our drug candidates. Other than with respect to rivipansel, for which our collaborator Pfizer now has the responsibility for further development and commercialization, our ability to generate revenue from our other drug candidates, which we do not expect will occur for many years, if ever, will depend heavily on their successful development and eventual commercialization. The success of those drug candidates will depend on several factors, including:

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

All but two of our drug candidates are in preclinical development, and their risk of failure is high. It is impossible to predict when or if any of our drug candidates will prove safe or effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we or a collaborator must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of the drug candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of development. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

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

We have limited capabilities for drug development and do not yet have any capabilities for sales, marketing or distribution. Under our license agreement with Pfizer, Pfizer is responsible for all further development, regulatory approval and potential commercialization efforts with respect to rivipansel. All of our drug candidates other than rivipansel are still in preclinical or Phase 1 clinical development, and therefore our success is highly dependent on our collaboration with Pfizer. We cannot assure you that Pfizer will continue to develop rivipansel in a timely manner, or at all, or, if it achieves regulatory approval, that Pfizer will successfully commercialize rivipansel.

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

We currently expect to engage a third-party contract research organization, or CRO, to conduct our recently initiated and planned clinical trials for GMI-1271 and any of our other drug candidates that may progress to clinical development. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. Agreements with such third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our drug development activities.

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

Our drug candidates and any drugs that we may develop may compete with other drug candidates and drugs for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. We are currently manufacturing GMI-1271 through a third party, but the formulated drug product to be used to treat all of the patients in our planned Phase 1/2 clinical trials is not yet available, and there is no guarantee that it will become available in time for the anticipated start of those trials. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may incur added costs and delays in identifying and qualifying any such replacement.

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

We currently hold $5.0 million of clinical trial insurance coverage in the aggregate for our clinical trials being conducted in the United States, with a per incident limit of $5.0 million, which may not be adequate to cover all liabilities that we may incur. In addition, we have increased our clinical coverage above this amount in foreign countries where we plan to have sites as part of our clinical trials for GMI-1271, including Ireland and Australia. We may need to further increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our drug candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Prior to our IPO in January 2014, there was no public market for our common stock. Although our common stock is listed on The NASDAQ Global Market, we cannot assure you that an active trading market for our shares will continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell the shares at all.

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

If a substantial number of our total outstanding shares are sold into the market, or if the market perceives that such sales may occur, it could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or if the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

In addition, we have filed a registration statement on Form S-8 registering the issuance of approximately 2.1 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of our affiliates.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially own approximately 60% of our common stock. Further, funds controlled by one investor, New Enterprise Associates, or NEA, beneficially own nearly 50% of our common stock. As a result, NEA is able to control, and these other persons, acting together, are able to significantly influence, all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of The NASDAQ Global Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting and perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are unable to maintain proper and effective internal controls in the future, we may not be able to produce timely and accurate financial statements, and we may conclude that our internal controls over financial reporting are not effective. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities.

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

Our principal offices occupy approximately 20,000 square feet of leased office space in Gaithersburg, Maryland, pursuant to a lease agreement that expires in October 2015. In July 2014, we entered into a lease agreement for approximately 34,000 square feet of space to be used for our future corporate headquarters in Rockville, Maryland. The term of the new lease will commence on the later of November 1, 2015 or approximately 30 days after the date on which the landlord tenders possession of the premises to us after the substantial completion of the specified tenant improvements. The term of the new lease will continue through October 31, 2023, although we will have a one-time option to terminate the lease effective as of October 31, 2020 by providing at least nine months’ prior written notice and paying a termination fee set forth in the lease. We believe that the new facilities will be able to accommodate our future growth and any additional expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information for Common Stock

Our common stock commenced trading on The NASDAQ Global Market under the symbol “GLYC” on January 10, 2014. Prior to our IPO, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low reported sales price of our common stock as reported on the NASDAQ Global Market:

Year Ended December 31, 2014	High	Low
January 10, 2014-March 31,2014	$18.99	$8.40
Second quarter	17.46	6.02
Third quarter	10.10	6.47
Fourth quarter	9.68	6.18

Dividend Policy

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Stockholders

As of March 10, 2015, we had 18,994,838 shares of common stock outstanding held by approximately 36 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Performance Graph

The following graph compares the performance of our common stock since January 10, 2014, the date of our IPO, with the performance of the NASDAQ Composite Index (U.S.) and the NASDAQ Biotechnology Index. The comparison assumes a $100 investment on January 10, 2014 in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index, and assumes reinvestment of the full amount of all dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return

Among GlycoMimetics, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

Use of Proceeds from Initial Public Offering of Common Stock

On January 9, 2014, our Registration Statement on Form S-1, as amended (File No. 333-191567) was declared effective in connection with our IPO, pursuant to which we sold 8,050,000 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $8.00 per share. The offering closed on January 15, 2014, and, as a result, we received net proceeds of approximately $57.2 million (after underwriters’ discounts and commissions of approximately $4.5 million and additional offering related costs of approximately $2.7 million). The joint managing underwriters of the offering were Jefferies LLC and Barclays Capital Inc.

No expenses incurred by us in connection with our IPO were paid directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed by us with the Securities and Exchange Commission on January 10, 2014.

Recent Sales of Unregistered Securities

In December 2014, we issued 42,024 shares of common stock upon the net exercise of warrants at an exercise price of $0.33 per share. The issuance of these securities was exempt from registration under Section 3(a)(9) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of and for the years ended December 31, 2014, 2013, 2012 and 2011 is derived from our audited financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The statement of operations data for the year ended December 31, 2011, and the balance sheet data as of December 31, 2012 and 2011, have been derived from our audited financial statements which are not included herein. Our historical results are not necessarily indicative of the results to be expected in the future. The selected financial data should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	YEAR ENDED DECEMBER 31,
(in thousands, except share and per share data)	2014	2013	2012	2011
Statement of Operations Data:
Revenue	$15,027	$3,993	$15,257	$3,814
Costs and expenses:
Research and development	19,571	11,701	9,438	7,799
General and administrative	6,596	2,899	2,184	2,133

Total costs and expenses	26,167	14,600	11,622	9,932

(Loss) income from operations	(11,140)	(10,607)	3,635	(6,118)
Other income (expense):
Interest income (expense), net	18	1	21	5

Total other income (expense)	18	1	21	5

Net (loss) income	$(11,122)	$(10,606)	$3,656	$(6,113)

Net (loss) income per share of common stock—basic	$(0.60)	$(8.87)	$3.93	$(6.58)
Net (loss) income per share of common stock—diluted	$(0.60)	$(8.87)	$0.33	$(6.58)
Weighted average shares outstanding, basic	18,452,252	1,196,162	929,619	928,604
Weighted average shares outstanding, diluted	18,452,252	1,196,162	11,016,532	928,604

	AS OF DECEMBER 31,
(in thousands)	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$55,199	$2,311	$17,373	$28,172
Total assets	57,264	5,283	18,420	28,909
Total liabilities	6,461	2,376	5,891	20,452
Total stockholders’ equity	50,803	2,907	12,528	8,457

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are focusing our initial efforts on drug candidates for rare diseases that we believe will qualify for orphan drug designation. We are developing our lead drug candidate, rivipansel, previously known as GMI-1070, for the treatment of vaso-occlusive crisis, or VOC, one of the most severe complications of sickle cell disease. Rivipansel has received both orphan drug designation and fast track designation from the U.S. Food and Drug Administration, or FDA, for the treatment of VOC. In October 2011, we entered into a license agreement with Pfizer under which we were responsible for the clinical development of rivipansel through the completion of a Phase 2 clinical trial. Following our completion of the Phase 2 clinical trial in April 2013, Pfizer is now responsible for all further clinical development, regulatory approval and potential commercialization of rivipansel for all indications and Pfizer has commercial rights to rivipansel worldwide. In July 2014, Pfizer reached an agreement with the FDA under a special protocol assessment, or SPA, for the Phase 3 trial. However, in September 2014, we were informed by Pfizer that initiation of the Phase 3 clinical trial with rivipansel will be significantly delayed due to a manufacturing development issue impacting formulated drug supply. Pfizer advised us that the issue is under review and noted that upon identifying the specific cause of and planned remedy for the manufacturing issue, we will be informed of a more specific timeframe for commencing the Phase 3 trial.

Building on our experience with rivipansel, we are developing a pipeline of other glycomimetic drug candidates. Our second most advanced drug candidate, GMI-1271, is a specific E-selectin inhibitor, which we are developing to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, and potentially other hematologic cancers. In June 2014, we commenced a Phase 1 clinical trial to evaluate the safety, tolerability and pharmacokinetics of GMI-1271 for the treatment of AML. We have initiated preparations for a multinational, Phase 1/2, open-label trial of GMI-1271 as an adjunct to standard chemotherapy in patients with AML, and we expect patient recruitment for this trial to begin in the first quarter of 2015.

We are also collaborating with the University of Michigan to evaluate GMI-1271 as a potential new class of anticoagulant to treat persons at risk for venous thromboembolic disease, or VTE, a serious blood-clotting disorder. The University of Michigan of GMI-1271 began dosing healthy volunteers in a Phase 1 clinical study starting in December 2014. The Phase 1 clinical study is a randomized, partially blinded, active placebo-controlled trial expected to last approximately 10 months.

We are also developing a pipeline of other preclinical drug candidates based on our expertise in carbohydrate chemistry. We have retained the worldwide development and commercialization rights to all of our drug candidates other than rivipansel.

We commenced operations in 2003, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our glycomimetics platform, identifying potential drug candidates, undertaking preclinical studies and, beginning in 2008, conducting clinical trials of rivipansel and GMI-1271. To date, we have financed our operations primarily through private placements of our securities, upfront and milestone payments under our collaboration with Pfizer and the net proceeds from our IPO in January 2014. We have no products currently available for sale, and substantially all of our revenue to date has been revenue from the upfront and milestone payments from Pfizer, although we have received nominal amounts of revenue under research grants. Prior to our IPO, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was an upfront payment under our collaboration with Pfizer and $64.1 million was from the sale of our convertible promissory notes and convertible preferred stock. The IPO provided us with net proceeds of $57.2 million, and we received a non-refundable milestone payment from Pfizer in May 2014 of $15.0 million.

Since inception, we have incurred significant operating losses. Although we have generated cumulative revenue of $38.6 million since our inception through December 31, 2014, primarily consisting of the $22.5 million upfront payment from Pfizer in 2011 and the $15.0 million non-refundable milestone payment in May 2014, we had an accumulated deficit of $74.4 million as of December 31, 2014 and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our collaboration with Pfizer, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•	initiate and conduct our planned clinical trials of GMI-1271 in 2015;

•	continue the research and development of our other drug candidates;

•	seek to discover and develop additional drug candidates;

•	seek regulatory approvals for any drug candidates other than rivipansel that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates other than rivipansel for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

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

The first potential milestone payment under the Pfizer agreement was $35.0 million upon the initiation of dosing of the first patient in a Phase 3 trial of rivipansel by Pfizer. Under the collaboration, Pfizer made a $15.0 million non-refundable milestone payment to us in May 2014, and the dosing of the first patient in the Phase 3 clinical trial will trigger the remaining $20.0 million milestone payment to us.

In September 2014, we were informed by Pfizer that initiation of the Phase 3 clinical trial with rivipansel will be significantly delayed due to a manufacturing development issue impacting formulated drug supply. Pfizer advised us that the issue is under review and noted that upon identifying the specific cause of and planned remedy for the manufacturing issue, we will be informed of a more specific timeframe for commencing the Phase 3 trial. Although Pfizer has taken and is taking a number of steps to prepare for Phase 3 initiation, there can be no assurance that the conditions to its obligation to make the remaining $20.0 million milestone payment to us under the agreement will be satisfied.

We have a research services agreement with the University of Basel, or the University, under which University personnel have performed research services for us on an as-requested basis since 2004. The agreement includes one-year research terms, and we have no affirmative obligation to purchase any minimum amount of services in any year beyond what we commit to at the beginning of each term, if any. For each of the research terms ended in February 2014 and 2015, we paid the University approximately $200,000. As part of the original consideration for entering into this agreement, we granted to the University the right to receive payments from us under specified circumstances. If we receive any future milestone payments or royalties from Pfizer with respect to rivipansel, we have agreed to pay 10% of those amounts to the University. As of December 31, 2014, we have recorded an accrued expense of $1.5 million payable to the University, which is equal to 10% of the $15.0 million non-refundable milestone payment we received from Pfizer in May 2014. Amounts paid to the University are recorded as research and development expense on our statements of operations.

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

Collaborative research and development agreements can provide for one or more of upfront license fees, research payments and milestone payments. Agreements with multiple components, such as deliverables or similar items, are referred to as multi-element revenue arrangements and are evaluated according to the provisions of Accounting Standards Codification, or ASC, Topic 605-25, Revenue Recognition—Multiple-Element Arrangements, to determine whether the deliverables can be separated into more than one unit of accounting. An item can generally be considered to be a separate unit of accounting if both of the following criteria are met:

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

The primary deliverable under our license arrangement with Pfizer is an exclusive worldwide license to rivipansel, which is currently being developed to treat people experiencing VOC. The arrangement also includes deliverables related to research and preclinical development activities to be performed by us on Pfizer’s behalf and our participation on a joint steering committee. We concluded that these deliverables should be accounted for as a single unit of accounting, and we therefore determined to recognize the upfront payment of $22.5 million as revenue over the expected development period of 1.5 years, which was the period over which we expected to provide our research and development services and participate on the joint steering committee under the arrangement. Our determination of the appropriate length of the period over which to recognize revenue was consistent with the research plan agreed to with Pfizer and the actual development timeline.

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

Our license agreement with Pfizer also includes contingent milestone payments related to specified development, regulatory and commercial milestones. Pursuant to ASC-605-28, Revenue Recognition-Milestone Method, we may recognize revenue contingent upon the achievement of a substantive milestone in its entirety in the period the milestone is achieved. Milestones are considered substantive if all of the following conditions are met:

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

Risk-Free Interest Rate—The risk-free interest rate assumption is based on observed interest rates for constant maturity U.S. Treasury securities consistent with the expected life of our employee stock options.

Expected Term—The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the midpoint between the vesting date and the end of the contractual term. We used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options

Expected Volatility—Expected volatility is based on the historical volatilities of a peer group of comparable publicly traded companies with drug candidates in similar stages of development.

Expected Dividend Yield—We have assumed no dividend yield because we do not expect to pay dividends in the future, which is consistent with our history of not paying dividends.

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

Income Taxes

We recorded deferred tax assets of $32.7 million as of December 31, 2014, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating loss, or NOL, carryforwards and research and development tax credit carryforwards. As of December 31, 2014, we had federal and state NOL carryforwards of $55.0 million, research and development tax credit carryforwards of $5.8 million, and $1.0 million of orphan drug tax credit carryforwards available to reduce future taxable income, if any. Our federal and state NOL carryforwards will begin to expire at various dates starting in 2026. In general, if we experience a greater than 50 percentage point aggregate change in ownership of specified significant stockholders over a three-year period, utilization of our pre-change NOL carryforwards will be subject to an annual limitation under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change as a result of changes in our stock ownership, some of which changes may be outside our control, the tax benefits related to the NOL carryforwards may be further limited or lost.

Components of Operating Results

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of drugs in the near future. Substantially all of our revenue recognized to date has consisted of the upfront payment under our agreement with Pfizer. As of December 31, 2014, we have received a developmental milestone payment of $15.0 million but have not received any regulatory or commercial milestone payments or any royalties under the Pfizer collaboration.

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

We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis because we are organized and record expense by functional department and our employees may allocate time to more than one development project. Accordingly, we only allocate a portion of our research and development expenses by functional area and by drug candidate.

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

Other Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Years Ended December 31, 2014 and 2013

The following table sets forth our results of operations for the years ended December 31, 2014 and 2013.

	YEAR ENDED DECEMBER 31,		PERIOD-TO PERIOD CHANGE
(in thousands)	2014	2013
Revenue	$15,027	$3,993	$11,034
Costs and expenses:
Research and development	19,571	11,701	7,870
General and administrative	6,596	2,899	3,697

Total costs and expenses	26,167	14,600	11,567

Loss from operations	(11,140)	(10,607)	(533)
Other income	18	1	17

Net loss	$(11,122)	$(10,606)	$(516)

Revenue

Revenue increased by $11.0 million to $15.0 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase in revenue for the year ended December 31, 2014 compared to the December 31, 2013 is due to the receipt of a $15.0 million non-refundable milestone payment from Pfizer in May 2014. The $4.0 million in revenue for the year ended December 31, 2013 consisted primarily of the remaining deferred revenue related to the upfront payment from Pfizer in 2011. The upfront payment was fully recognized as of March 31, 2013 consistent with the completion of our development obligations under the collaboration.

Research and Development Expense

Research and development expense increased by $7.9 million to $19.6 million for the year ended December 31, 2014, from $11.7 million in the year ended December 31, 2013, reflecting an increase of 68%. The increase in research and development expense was primarily attributable to an increase in expenses related to the manufacturing and process development of GMI-1271 in preparation for the upcoming clinical trials. In addition, a $1.5 million milestone license fee was recorded in the year ended December 31, 2014 for the payment due to the University of Basel representing 10% of the $15.0 million non-refundable milestone payment that we received from Pfizer in May 2014.

The following table summarizes our research and development expenses by functional area for the years ended December 31, 2014 and 2013:

	YEAR ENDED DECEMBER 31,		PERIOD-TO PERIOD CHANGE
(in thousands)	2014	2013
Clinical development	$2,119	$1,622	$497
Personnel related	4,407	3,769	638
Consulting fees	463	316	147
Manufacturing and formulation	7,410	2,955	4,455
Institutional research	71	357	(286)
Preclinical research	1,852	1,252	600
Laboratory costs	1,216	1,200	16
Stock-based compensation	513	230	283
Milestone license fee	1,520	—	1,520

	$19,571	$11,701	$7,870

The following table summarizes our research and development expenses by drug candidate for the years ended December 31, 2014 and 2013:

	YEAR ENDED DECEMBER 31,		PERIOD-TO PERIOD CHANGE
(in thousands)	2014	2013
GMI-1271	$9,611	$3,988	$5,623
Rivipansel	1,567	1,205	362
GMI-1051	83	7	76
Other research and development	3,396	2,513	883
Personnel related and stock-based compensation	4,914	3,988	926

	$19,571	$11,701	$7,870

General and Administrative Expense

The following table discloses the components of our general and administrative expenses for the year ended December 31, 2014 and 2013:

	YEAR ENDED DECEMBER 31,		PERIOD-TO PERIOD CHANGE
(in thousands)	2014	2013
Personnel related	$2,048	$1,294	$754
Stock-based compensation	1,123	196	927
Legal, consulting and other professional expenses	2,916	1,095	1,821
Other	509	314	195

	$6,596	$2,899	$3,697

General and administrative expenses increased for the year ended December 31, 2014 by $3.7 million primarily due to an increase in professional fees, director and officer’s insurance expense and other costs associated with supporting our public company operations. In addition, stock-based compensation increased during the year ended December 31, 2014 due to additional awards granted in 2014.

Results of Operations for the Years Ended December 31, 2013 and 2012

The following table sets forth our results of operations for the years ended December 31, 2013 and 2012.

	YEAR ENDED DECEMBER 31,		PERIOD-TO PERIOD CHANGE
(in thousands)	2013	2012
Revenue	$3,993	$15,257	$(11,264)
Costs and expenses:
Research and development	11,701	9,438	2,263
General and administrative	2,899	2,184	715

Total costs and expenses	14,600	11,622	2,978

Income (loss) from operations	(10,607)	3,635	(14,242)
Other income	1	21	(20)

Net income (loss)	$(10,606)	$3,656	$(14,262)

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

The following table summarizes our research and development expenses by functional area for the years ended December 31, 2013 and 2012:

	YEAR ENDED DECEMBER 31,		PERIOD-TO PERIOD CHANGE
(in thousands)	2013	2012
Clinical development	$1,622	$2,162	$(540)
Personnel related	3,769	3,145	624
Consulting fees	316	196	120
Manufacturing and formulation	2,955	1,194	1,761
Institutional research	357	392	(35)
Preclinical research	1,252	1,091	161
Laboratory costs	1,200	1,067	133
Stock-based compensation	230	191	39

	$11,701	$9,438	$2,263

The following table summarizes our research and development expenses by drug candidate for the years ended December 31, 2013 and 2012:

	YEAR ENDED DECEMBER 31,		PERIOD-TO PERIOD CHANGE
(in thousands)	2013	2012
GMI-1271	$3,988	$1,607	$2,381
Rivipansel	1,205	2,260	(1,055)
GMI-1051	7	55	(48)
Other research and development	2,513	2,178	335
Personnel related and stock-based compensation	3,988	3,338	650

	$11,701	$9,438	$2,263

General and Administrative Expense

The following table discloses the components of our general and administrative expenses for the year ended December 31, 2013 and 2012:

	YEAR ENDED DECEMBER 31,		PERIOD-TO PERIOD CHANGE
(in thousands)	2013	2012
Personnel related	$1,294	$1,174	$120
Stock-based compensation	196	224	(28)
Legal, consulting and other professional expenses	1,095	499	596
Other	314	287	27

	$2,899	$2,184	$715

For the year ended December 31, 2013, our general and administrative expenses increased by $715,000 or 33%, compared to the year ended December 31, 2012, primarily related to increased professional service costs.

Liquidity and Capital Resources

Sources of Liquidity

Prior to our IPO in January 2014, we funded our operations primarily through private placements of our capital stock and upfront payments under our collaborative agreements. Through December 31, 2013, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was the upfront payment under our license agreement with Pfizer and $64.1 million was from the sale of convertible promissory notes and our convertible preferred stock. In January 2014, we received net proceeds of $57.2 million from the IPO, and in May 2014, we received a non-refundable milestone payment from Pfizer of $15.0 million, of which we will pay $1.5 million to the University of Basel under the terms of our research agreement with them. As of December 31, 2014, we had $55.2 million in cash and cash equivalents.

We are potentially eligible to earn a significant amount of milestone payments and royalties under our agreement with Pfizer. Our ability to earn these payments and their timing is dependent upon the outcome of Pfizer’s activities and is uncertain at this time.

Initial Public Offering of Common Stock

On January 15, 2014, we closed our IPO, in which we sold an aggregate of 8,050,000 shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares, for net proceeds of $57.2 million after deducting underwriting discounts and offering-related expenses. Upon closing of the IPO, all of the convertible preferred stock then outstanding automatically converted into 9,305,359 shares of common stock.

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

Because our drug candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements, including our existing collaboration with Pfizer. Except for Pfizer’s obligation to make milestone payments under our agreement with them, we do not have any committed external source of liquidity.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of December 31, 2014 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2016, without giving effect to any potential milestone payments we may receive under our license agreement with Pfizer. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net cash provided by (used in):
Operating activities	$(4,282)	$(15,539)	$(10,473)
Investing activities	(213)	(82)	(326)
Financing activities	57,383	559	—

Net change in cash and cash equivalents	$52,888	$(15,062)	$(10,799)

In assessing cash used in operating activities, we consider several principal factors: (i) net loss for the period; (ii) adjustments for non-cash charges including stock-based compensation expense and depreciation and amortization of property and equipment; and (iii) the extent to which receivables, accounts payable and other liabilities, or other working capital components increase or decrease.

Year ended December 31, 2014 compared to year ended December 31, 2013

Operating Activities

Net cash used in operating activities was $4.3 million during the year ended December 31, 2014 compared to $15.5 million during the year ended December 31, 2013. The decrease in cash used in operating activities in the year ended December 31, 2014 compared to the year ended December 31, 2013 was driven by the receipt of the $15.0 million non-refundable milestone payment from Pfizer, offset by the amounts used to conduct our preclinical studies and clinical trials and to support the manufacturing development of GMI-1271. Net cash used in operating activities for the year ended December 31, 2013 reflects the amounts used for the manufacturing and process development of GMI-1271 in preparation for the filing of the IND for this drug candidate that was completed in the first quarter of 2014.

Investing Activities

Net cash used in investing activities relates primarily to the purchase of property and equipment. The increase in property and equipment purchases of $213,000 for the year ended December 31, 2014 compared to $82,000 for the year ended December 31, 2013 was the result of purchases of additional laboratory equipment due to the expansion of our research and development activities in 2014.

Financing Activities

Net cash provided by financing activities of $57.4 million during the year end December 31, 2014 reflects net proceeds received from our IPO of $57.2 million with the remaining cash inflows provided from the exercise of employee stock options. Net cash provided by financing activities of $559,000 during the year ended December 31, 2013 is comprised solely of employee stock option exercises.

Year ended December 31, 2013 compared to year ended December 31, 2012

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

Investing Activities

Net cash used in investing activities relates primarily to the purchase of property and equipment. The decrease from $326,000 for the year ended December 31, 2012 to $82,000 for the year ended December 31, 2013 resulted from fewer purchases of laboratory equipment in 2013.

Financing Activities

Net cash provided by financing activities of $559,000 during the year ended December 31, 2013 reflected cash received from employee stock option exercises, and there were no such activities during the year ended December 31, 2012. We did not have any significant cash flows from financing activities during the year ended December 31, 2012.

Contractual Obligations

As of December 31, 2014, our significant contractual obligations consisted solely of rent obligations under non-cancelable leases for our current office space in Gaithersburg, Maryland, which has a term through October 2015, and our planned future corporate headquarters in Rockville, Maryland, which will have an eight-year term expected to commence on November 1, 2015.

The following table depicts our obligations under these leases as of December 31, 2014.

	Payments Due by Period
	Total	2015	2016	2017	2018	2019	After 2019
	(In thousands)
Operating leases	$5,725	$519	$610	$625	$641	$657	$2,673

The foregoing table does not include various agreements that we have entered into for services with third-party vendors, including agreements to conduct clinical trials, to manufacture products, and for consulting and other contracted services due to the cancelable nature of the services. We accrue the costs of these agreements based on estimates of work completed to date.

The foregoing table also does not include a 2014 payment obligation of $1.5 million due to the University of Basel, representing 10% of the $15.0 million non-refundable milestone payment that we received from Pfizer in May 2014. The contractual obligations table does not include any potential future payments we may be required to make under our research agreement with the University of Basel, under which we have agreed to pay 10% of any future milestone payments or royalties we may receive from Pfizer with respect to rivipansel. Due to the uncertainty of the achievement and timing of the events requiring payment under that agreement, the amounts to be paid by us cannot be determined as of the date of this report.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2014 and 2013, we had cash and cash equivalents of $55.2 million and $2.3 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial statement schedules required to be filed are listed in the Index to Financial Statements and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our directors and executive officers, including their ages as of March 10, 2015. There are no family relationships among any of our directors or executive officers.

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

NAME	AGE	POSITION
Executive Officers:
Rachel K. King	55	President, Chief Executive Officer and Director
John L. Magnani, Ph.D.	62	Vice President of Research, Chief Scientific Officer and Director
Helen M. Thackray, M.D.	46	Vice President of Clinical Development and Chief Medical Officer
Brian M. Hahn	40	Chief Financial Officer
Non-management Directors:
M. James Barrett, Ph.D.	72	Chairman of the Board of Directors
John J. Baldwin, Ph.D.	80	Director
Mark A. Goldberg, M.D.	60	Director
Michael A. Henos	65	Director
Timothy R. Pearson	47	Director
Franklin H. Top, Jr., M.D.	79	Director

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

John L. Magnani, Ph.D.

Dr. Magnani is a co-founder of our company and has served as our Vice President of Research and Chief Scientific Officer and as a member of our board of directors since our inception in 2003. Dr. Magnani is also the founder, President and owner of GlycoTech Corporation. Prior to founding GlycoTech, Dr. Magnani was the Vice President of Research at BioCarb, Inc., one of the first glycobiology-based companies. Earlier in his career, Dr. Magnani was a tenured Research Chemist at the National Institute of Arthritis, Diabetes and Digestive and Kidney Diseases, part of the National Institutes of Health. Dr. Magnani received an A.B. from Washington University in St. Louis and a Ph.D. in biology from Princeton University. The board of directors believes that Dr. Magnani’s knowledge of our company as one of our co-founders and his scientific expertise in glycobiology allow him to make valuable contributions to the board.

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

Non-management Directors

M. James Barrett, Ph.D.

Dr. Barrett has served as a member of our board of directors since 2003. He currently serves as a General Partner of New Enterprise Associates, or NEA, a venture capital firm, where he specializes in biotechnology and works with members of NEA’s healthcare investment group on medical devices, healthcare information systems and healthcare services companies. Prior to joining NEA, from 1997 to 2001, Dr. Barrett founded and served as Chairman and Chief Executive Officer at Senseonics, a medical device company. Prior to that, he led three NEA-funded companies, serving from 1987 to 1995 as Chairman and Chief Executive Officer at Genetic Therapy, Inc. and from 1982 to 1987 as President and Chief Executive Officer at Life Technologies, Inc. and its predecessor, Bethesda Research Laboratories, Inc. Previously, Dr. Barrett worked at SmithKline Beecham Corporation, where he held a variety of positions, including President of its In Vitro Diagnostic Division and President of SmithKline Clinical Laboratories. He currently serves on the boards of directors of the publicly held life sciences companies Clovis Oncology, Inc., Loxo Oncology, Inc., Roka Bioscience, Inc., Zosano Pharma Corporation and Supernus Pharmaceuticals, Inc. Within the past five years, he has served on the boards of directors of the publicly traded companies Amicus Therapeutics, Inc., Inhibitex, Inc. (acquired by Bristol-Myers Squibb Co.), YM Biosciences, Inc. and Targacept, Inc. Dr. Barrett received a Ph.D. in biochemistry from the University of Tennessee, an M.B.A. from the University of Santa Clara and a B.S. from Boston College. The board of directors believes that

Dr. Barrett’s experience overseeing NEA investments in biotechnology, serving as a member of the board of directors of other public companies, prior senior management experience, including as president and chief executive officer of biopharmaceutical companies, and his strong capital markets experience allow him to make valuable contributions to the board.

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

Mark A. Goldberg, M.D.

Dr. Goldberg has served as a member of our Board since July 2014. He served as Executive Vice President, Medical and Regulatory Strategy for Synageva BioPharma Corp., a biopharmaceutical company, during a portion of 2014, and, while no longer an officer, remains employed by Synageva contributing to medical and regulatory strategy. He was the Senior Vice President of Medical and Regulatory Affairs of Synageva BioPharma Corp. from September 2011 to January 2014. Prior to joining Synageva he served in various management capacities of increasing responsibility at Genzyme Corporation from 1996 to 2011, most recently as Senior Vice President, Clinical Development and Global Therapeutic Head, Oncology and Personalized Genetic Health, and as Chairman of Genzyme’s Early Product Review Board. Prior to working at Genzyme he was a full-time staff physician at Brigham and Women’s Hospital and the Dana-Farber Cancer Institute, where he still holds appointments. Dr. Goldberg is an Associate Professor of Medicine, part-time, at Harvard Medical School. He is a board-certified medical oncologist and hematologist. Dr. Goldberg has served on the board of directors of ImmunoGen, Inc., a publicly held biotechnology company, since 2011 and he served on the board of directors of Synageva BioPharma Corp. within the past five years. Since 2014, Dr. Goldberg has also been a director of Idera Pharmaceuticals, Inc., a publicly held biopharmaceutical company. Dr. Goldberg received his A.B. from Harvard College and his M.D. from Harvard Medical School. The board of directors believes that Dr. Goldberg’s extensive scientific and managerial experience allows him to make valuable contributions to the board.

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

Timothy R. Pearson

Timothy Pearson has served as a member of our Board since March 2014. Mr. Pearson has been the Chief Financial Officer for TESARO, Inc., an oncology focused biopharmaceutical company, since May 2014. He has also served as Executive Vice President and Chief Financial Officer of Catalyst Health Solutions, a pharmacy benefit management company, from August 2011 until its acquisition by SXC Health Solutions in July 2012. Prior to joining Catalyst Health Solutions, Mr. Pearson served as Chief Financial Officer and Executive Vice President of MedImmune, the global biologics business for AstraZeneca PLC, from 2007 to 2011 and was a member of MedImmune’s Executive Team. Mr. Pearson joined MedImmune in 1998 and prior to his promotion to CFO in 2007 served as its Vice President of Finance and Treasurer. Mr. Pearson was also a founding officer and investment committee member of MedImmune Ventures, MedImmune’s venture capital fund that invests in early-stage biotechnology companies. Mr. Pearson, a Certified Public Accountant, holds dual Bachelor of Science degrees in Business Administration from the University of Delaware and Accounting from the University of Maryland, University College, as well as a Master of Science degree in Finance from Loyola University. The board of directors believes that Mr. Pearson’s extensive experience as the Chief Financial Officer at several biopharmaceutical companies allows him make valuable contributions to the board.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us and written representations provided to us by all of our directors and executive officers and certain of our greater than 10% stockholders, we believe that during the year ended December 31, 2014, our directors, executive officers, and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

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

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are currently Dr. Baldwin, Mr. Henos and Mr. Pearson. Mr. Pearson is the chairman of the audit committee and our board of directors has determined that each of Dr. Baldwin, Mr. Henos and Mr. Pearson are independent directors under NASDAQ listing rules and under Rule 10A-3 under the Exchange Act, as amended, and that each are also “audit committee financial experts” as defined by SEC rules and regulations.

ITEM 11.	EXECUTIVE COMPENSATION

Our named executive officers for the year ended December 31, 2014 include our principal executive officer and our three other executive officers:

•	Rachel King, our President and Chief Executive Officer;

•	John Magnani, Ph.D., our Vice President of Research and Chief Scientific Officer;

•	Helen Thackray, M.D., our Vice President of Clinical Development and Chief Medical Officer; and

•	Brian Hahn, our Chief Financial Officer.

No other individuals served as executive officers of our company at any point during 2014.

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years ended December 31, 2014 and 2013.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)(1)	OPTION AWARDS ($)(2)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)(3)	TOTAL ($)
Rachel King	2014	417,005	—	2,302,667	156,713	2,876,385
President and Chief Executive Officer	2013	365,650	—	—	89,585	455,235
John Magnani, Ph.D.	2014	309,836	—	1,036,203	81,375	1,427,414
Chief Scientific Officer	2013	293,550	—	—	51,371	344,921
Helen Thackray, M.D.	2014	345,005	—	690,802	90,694	1,126,501
Chief Medical Officer	2013	314,179	23,587	—	55,038	392,804
Brian Hahn	2014	285,387	—	230,267	75,075	590,729
Chief Financial Officer	2013	216,667	—	—	43,750	260,417

(1)	The amounts reflect a discretionary bonus paid for performance during the indicated year.
(2)	The amounts reflect the full grant date fair value for awards granted during the indicated year. The grant date fair value was computed in accordance with ASC Topic 718, Compensation—Stock Compensation. Unlike the calculations contained in our financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full. The assumptions we used in valuing options are described in Note 8 to our audited financial statements included in this Annual Report.
(3)	The amounts reflect the portion of each officer’s target bonus paid based on the achievement of our corporate goals, which for 2014 are discussed further below under “—Narrative to Summary Compensation Table—Annual Bonus.”

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

The compensation committee of our board of directors has historically determined our executives’ compensation. Our compensation committee typically reviews and discusses management’s proposed compensation with the chief executive officer for all executives other than the chief executive officer. Based on those discussions and its discretion, the compensation committee then recommends the compensation for each executive officer. Our compensation committee, without members of management present, discusses and ultimately approves the compensation of our executive officers. Prior to 2014, our compensation committee had not engaged a compensation consultant or adopted a peer group of companies for purposes of determining executive compensation.

In September 2014, the compensation committee retained Radford, a compensation consulting firm, to evaluate our executive compensation program. Radford’s engagement included assisting the compensation committee with the selection of a peer group of companies for benchmarking purposes an analysis of our existing executive compensation, including our equity incentive plan and option granting practices, and an analysis of our director compensation policy. In December 2014, Radford presented the compensation committee with data about the compensation paid by our peer group of companies and other employers, who we believe compete with us for executives, updated the committee on new developments in areas that fall within the committee’s jurisdiction and were available to advise the committee regarding all of its responsibilities. The consultant serves at the pleasure of the compensation committee rather than us, and the consultant’s fees are approved by the committee.

Upon Radford’s recommendations, our compensation committee determined to adjust our executive compensation program from our prior program to target the executive team’s base salaries and total target cash compensation to the median of similarly situated executive officers at companies in our peer group and to reduce the executive team’s total equity compensation to approximately the median of similarly situated executive officers at our peer group companies. Our compensation committee believes that these targets are better aligned with competitive market practice than under our historical compensation program, thus enabling us to recruit and retain the talent needed within the organization to deliver on our business strategy. In addition, this competitive positioning allows for better alignment with a pay-for-performance philosophy with premium levels of cash compensation only awarded for performance that exceeds target levels for pre-determined business and individual goals and equity awards that remain a key component of the total rewards package. Our 2015 executive compensation program is designed to further advance these goals.

Peer Group

As discussed above, in an effort to provide competitive total compensation to our executive officers in connection with our revised compensation philosophy, our compensation committee, in consultation with Radford, will annually modify our executive compensation program, including base salary, total cash compensation and equity awards, in part, based on compensation paid or awarded by a peer group of biopharmaceutical companies recommended by Radford and approved by our compensation committee.

In identifying a peer group for us in December 2014 for purposes of providing data for use in connection with the development of our 2015 executive compensation program, including the equity grants made in January 2015 described below, Radford considered such factors as stage of product development and commercialization, product pipeline, location, market capitalization, revenue, employee headcount and therapeutic focus. The following 17 companies comprised our peer group:

Ambit Biosciences	Neuralstem	Tetraphase Pharmaceuticals

Ardelyx	Ocera Therapeutics	Threshold Pharmaceuticals

BIND Therapeutics	OncoMed Pharmaceuticals	Trevena

Cempra	Stemline Therapeutics	Verastem

ChemoCentryx	Sunesis Pharmaceuticals	ZIOPHARM Oncology

Mirati Therapeutics	Synta Pharmaceuticals

Annual Base Salary

The following table presents the base salaries for each of our named executive officers for the years 2014 and 2015. The 2014 base salaries became effective on January 8, 2014 for all of the named executive officers.

NAME	2015 BASE SALARY ($)	2014 BASE SALARY ($)
Rachel King	459,690	417,900
John Magnani, Ph.D.	341,000	310,000
Helen Thackray, M.D.	380,050	345,500
Brian Hahn	314,600	286,000

Annual Bonus

We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations for each fiscal year. Each named executive officer has a target bonus opportunity, defined as a percentage of his or her annual salary. For 2014, the target bonus was, and for 2015, the target bonus is, as follows:

NAME	2015 TARGET BONUS (% OF SALARY)	2014 TARGET BONUS (% OF SALARY)
Rachel King	50	50
John Magnani, Ph.D.	35	35
Helen Thackray, M.D.	35	35
Brian Hahn	35	35

To reinforce the importance of integrated and collaborative leadership, our executives’ bonuses have historically been solely based on company performance, and we did not include an individual performance component.

For 2014, the corporate objectives approved by our compensation committee were:

•	to complete the initial public offering of our common stock (30% weighting);

•	to support Pfizer’s planned initiation of a Phase 3 clinical trial of our drug candidate rivipansel during 2014 (15% weighting);

•	to file an IND for GMI-1271 and complete Phase 1 dosing of healthy volunteers (10% weighting);

•	to initiate a Phase 1/2 study of GMI-1271 in cancer patients and complete enrollment of first dose level cohort (20% weighting);

•	to identify a lead candidate for a third clinical development program (5% weighting); and

•	to demonstrate at least 25% oral availability of an E-selectin antagonist with potency at least equivalent to rivipansel (20% weighting).

Based on our corporate accomplishments during 2014 and that of our named executive officers during the year, our compensation committee determined to award each of the named executive officers an amount equal to 75% of each of officer’s target bonus. Such amounts are reflected in the “Non-Equity Incentive Plan” column of the Summary Compensation Table above for 2014.

Long-Term Incentives

Our 2003 stock incentive plan authorizes us to make grants to eligible recipients of non-qualified stock options, incentive stock options and restricted stock awards. All of our awards under this plan have been in the form of stock options. The 2003 stock incentive plan expired in 2013. Our board of directors adopted, and our stockholders approved, the 2013 Equity Incentive Plan, or the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code, or the Code, to our employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to its employees, including officers, consultants and directors. We have issued stock options and restricted stock units from the 2013 Plan. We award stock options on the date the compensation committee approves the grant. We set the option exercise price and grant date fair value based on our per-share valuation on the date of grant.

We typically grant stock options at the start of employment to each executive and our other employees. We have not maintained a practice of granting additional equity on an annual basis, but we have retained discretion to provide additional targeted grants in appropriate circumstances. In conjunction with the pricing of our initial public offering, we granted option awards to our named executive officers on January 9, 2014 at an exercise price of $8.00 per share.

Number of Shares Underlying Option Grant
Rachel King	375,639
John Magnani, Ph.D.	169,038
Helen Thackray, M.D.	112,692
Brian Hahn	37,564

In January 2015, in connection with its annual compensation review, our compensation committee reviewed the peer group and market data presented by Radford and granted options to purchase shares of the Company’s common stock to our named executive officers. As with the options granted in 2014, the shares of common stock subject to the option grants vest as to one-fourth of the shares one year after the date of grant, with the balance of the shares vesting in 36 successive equal monthly installments thereafter, subject to the officer’s service with us as of each such date. Each option had an exercise price of $7.15 per share, the closing price of our common stock on the grant date. The following equity grants were made on January 8, 2015:

Number of Shares Underlying Option Grant
Rachel King	141,000
John Magnani, Ph.D.	71,000
Helen Thackray, M.D.	71,000
Brian Hahn	61,000

Employment Arrangements

Please see “—Potential Payments upon Termination of Employment or upon Change in Control” for information regarding the employment and severance agreements for each of our named executive officers.

Outstanding Equity Awards at End of 2014

The following table provides information about outstanding stock options held by each of our named executive officers at December 31, 2014. None of our named executive officers held restricted stock or other stock awards at the end of 2014.

NAME	OPTION PLAN	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE		OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Rachel King	2003	347,580	—		1.12	01/04/2021
	2013	—	375,639	(1)	8.00	01/09/2024
John Magnani, Ph.D.	2003	222,895	—		1.12	01/04/2021
	2013	—	169,038	(1)	8.00	01/09/2024
Helen Thackray, M.D.	2013	—	112,692	(1)	8.00	01/09/2024
Brian Hahn	2003	15,520	—		1.12	01/04/2021
	2003	53,856	20,003	(2)	1.98	03/20/2022
	2013	—	37,564	(1)	8.00	01/09/2024

(1)	25% of the total shares underlying this option vested on January 9, 2015. The remaining shares vest 1/36th monthly through January 9, 2018, subject to the officer’s continued service through each applicable vesting date.
(2)	25% of the total shares underlying this option vested on January 1, 2013. The remaining shares vest 1/36th monthly through January 1, 2016, subject to Mr. Hahn’s continued service through each applicable vesting date.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension plan sponsored by us during 2014.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or otherwise receive any benefits under, any nonqualified deferred compensation plan sponsored by us during 2014.

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

The following definitions have been adopted in these employment agreements:

•	“cause” means that we have determined in our sole discretion that any of the following occurred: (a) the executive officer’s breach of fiduciary duty or substantial misconduct with respect to our business and affairs, (b) the executive officer’s neglect of duties or failure to act which can reasonably be expected to materially adversely affect our business or affairs, (c) the executive officer’s material breach of the employment agreement, or of any provision of the proprietary information, assignment of inventions, noncompetition and nonsolicitation agreement to which the executive is a party which, to the extent curable, is not cured within 15 days after written notice thereof is given to the executive officer, (d) the commission by the executive officer of an act involving moral turpitude or fraud, (e) the executive officer’s conviction of any felony, or of any misdemeanor involving fraud, theft, embezzlement, forgery or moral turpitude, (f) other conduct by the executive officer that is materially harmful to our business or reputation, or (g) the expiration of the employment agreement;

•	“good reason” means any of the following without the executive officer’s prior written consent: (a) any material diminution of the executive officer’s duties or responsibilities under the employment agreement (except in each case in connection with a termination for cause or as a result of the executive officer’s death or disability), or the assignment to the executive officer of duties or responsibilities that are materially inconsistent with the executive officer’s then-current position, with the exception of certain situations involving the acquisition of the company; (b) any material breach of the employment agreement by us which we have not cured within 15 business days after written notice thereof is given to us; or (c) a relocation of the executive officer from our principal office to a location more than 35 miles from the location of our principal office, other than on required travel by the executive officer on business or on a temporary basis not to exceed a period equal to two calendar months; and

•	“change in control” means any of the following: (a) a sale, lease, exchange or other transfer in one transaction or a series of related transactions of all or substantially all of our assets, other than the transfer of our assets to a majority-owned subsidiary corporation; (b) a merger or consolidation in which we are not the surviving corporation, unless the holders of our outstanding voting stock immediately prior to such transaction own, immediately after such transaction, securities representing at least 50% of the voting power of the corporation or other entity surviving such transaction; (c) a reverse merger in which we are the surviving corporation but the shares of our common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise, unless the holders of our outstanding voting stock immediately prior to such transaction own, immediately after such transaction, securities representing at least 50% of our voting power; or (d) any transaction or series of related transactions in which in excess of 50% of our voting power is transferred; provided that, where required to avoid additional taxation under Section 409A of the Code, the event that occurs must also be a “change in the ownership or effective control of a corporation, or a change in the ownership of a substantial portion of the assets of a corporation” as defined under applicable regulations.

The following table summarizes the schedule of severance payments Ms. King, Dr. Thackray and Mr. Hahn would receive in the event of a qualifying termination.

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

Health and Welfare Benefits

We maintain a defined contribution employee retirement plan for our employees. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Internal Revenue Code so that contributions to our 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Our 401(k) plan provides that each participant may contribute a portion of his or her pre-tax compensation, up to a statutory limit, which was $17,500 for 2014 and will be $18,000 for 2015. Participants who are at least 50 years old can also make “catch-up” contributions, which for 2014 and 2015 can be up to an additional $5,500 and $6,000, respectively, above the statutory limit. Under our 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee, subject to participants’ ability to give investment directions by following specified procedures. We do not currently make discretionary contributions or matching contributions to our 401(k) plan.

We do not provide perquisites or personal benefits to our named executive officers. We do, however, pay the premiums for term life insurance for all of our employees, including our named executive officers.

Non-Employee Director Compensation

Effective upon the completion of our initial public offering, under our director compensation policy, during 2014 we paid each of our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director was a member. The chairman of each committee received a higher retainer for such service. These retainers were payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment was be prorated for any portion of such quarter that the director is not serving on our board of directors. No retainers were paid in respect of any period prior to the completion of our initial public offering. The retainers paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member for 2014 were as follows:

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

In addition, under our director compensation policy, each non-employee director serving on our board of directors upon the completion of our initial public offering received an option to purchase 15,401 shares of our common stock. With respect to each non-employee director serving on our board of directors upon the completion of our initial public offering, these options will vest concurrently with the expiration of the initial term of office for the class in which such director serves, subject to the director’s continued service as a director. The exercise price of these options were equal the fair market value of our common stock on the date of grant.

In January 2015, our compensation committee, following consultation with Radford, approved revisions to our non-employee director compensation for 2015 as follows:

	MEMBER ANNUAL SERVICE RETAINER	CHAIRMAN ADDITIONAL ANNUAL SERVICE RETAINER
Board of Directors	$35,000	$25,000
Audit Committee	7,500	7,500
Compensation Committee	5,000	5,000
Nominating and Corporate Governance Committee	4,000	3,500

In addition, the compensation committee approved a change in the policy that, for 2015, any new non-employee director will receive an option grant to purchase 22,000 shares of common stock upon becoming a director. Further, on the date of each annual meeting of stockholders, each non-employee director that continues to serve as a non-employee member on our board of directors will receive an option to purchase 11,000 shares. The exercise price of these options will equal the fair market value of our common stock on the date of grant.

2014 Director Compensation

The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2014:

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(2)	Total ($)
M. James Barrett, Ph.D.	67,733	94,408	162,141
John J. Baldwin, Ph.D.	32,175	94,408	126,583
Mark A. Goldberg, M.D.(3)	15,783	98,566	114,349
Michael A. Henos	42,525	94,408	136,933
Timothy R. Pearson(4)	36,160	186,968	223,128
Franklin H. Top, Jr., M.D.	34,071	94,408	128,479

(1)	Non-employee director compensation effective as of January 9, 2014.
(2)	Reflects the aggregate grant date fair value of options granted during the fiscal year calculated in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 2 to our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014. Our directors will not realize the estimated value of these awards until the awards are vested, exercised and sold.
(3)	Dr. Goldberg was appointed to the Board of Directors effective as of July 8, 2014.
(4)	Mr. Pearson was appointed to the Board of Directors effective as of March 31, 2014.

Non-Employee Director Equity Outstanding at 2014 Year End

The following table describes the options that we have granted to our non-employee directors that were outstanding as of December 31, 2014:

Name	Date of Grant	Number of Options Granted	Exercise Price Per Share	Aggregate Number of Options Outstanding as of December 31, 2014
M. James Barrett, Ph.D.	1/04/2011	12,295	$1.12	27,696	(1)
	1/09/2014	15,401	$8.00
John J. Baldwin, Ph.D.	9/20/2006	605	$1.12	27,090	(2)
	1/04/2011	11,084	$1.12
	1/09/2014	15,401	$8.00
Mark A. Goldberg, M.D.	7/08/2014	15,401	$8.86	15,401	(3)
Michael A. Henos	1/09/2014	15,401	$8.00	15,401	(4)
Timothy R. Pearson	3/31/2014	15,401	$16.33	15,401	(5)
Franklin H. Top, Jr., M.D.	9/20/2006	605	$1.12	27,090	(6)
	1/04/2011	11,084	$1.12
	1/09/2014	15,401	$8.00

(1)	12,295 options were vested as of December 31, 2014.
(2)	11,689 options were vested as of December 31, 2014.
(3)	There were no options vested as of December 31, 2014.
(4)	There were no options vested as of December 31, 2014.
(5)	There were no options vested as of December 31, 2014.
(6)	11,689 options were vested as of December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of March 1, 2015 by (i) each director; (ii) each of our named executive officers; (iii) all currently serving executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. Except as otherwise noted below, the address for persons listed in the table is c/o GlycoMimetics, Inc., 401 Professional Drive, Suite 250, Gaithersburg, Maryland 20879.

This table is based upon information supplied by our named executive officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to the table and subject to common property laws where applicable, we believe that each stockholder named in the table has sole voting and investment power with regard to the shares indicated as being beneficially owned. Applicable percentages are based on 18,994,838 shares of common stock outstanding on March 1, 2015, adjusted as required by the rules promulgated by the SEC.

Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% Stockholders:
Entities affiliated with New Enterprise Associates, Inc.(1)	9,099,032	46.6%
Wellington Management Company, LLP(2)	2,599,011	13.7
Genzyme Corporation(3)	1,084,205	5.7

Named Executive Officers and Directors:
Rachel K. King(4)	732,767	3.8
John L. Magnani, Ph.D.(5)	372,428	1.9
Helen M. Thackray, M.D. (6)	219,829	1.2
Brian M. Hahn(7)	96,351	*
M. James Barrett, Ph.D.(8)	9,111,327	46.7
John J. Baldwin, Ph.D.(9)	12,294	*
Mark A. Goldberg, M.D.(10)	1,100	*
Michael A. Henos(11)	37,393	*
Timothy R. Pearson	—	—
Franklin H. Top, Jr., M.D.(12)	12,294	*
All current directors and executive officers as a group (10 persons)(13)	10,595,782	52.0

*	Represents beneficial ownership of less than 1%.
(1)	Consists of 4,506,758 shares of common stock and 523,897 shares of common stock issuable upon exercise of warrants held by New Enterprise Associates 10, L.P. (“NEA 10”) and 4,068,377 shares of common stock held by New Enterprise Associates 13, L.P. (“NEA 13”). The shares directly held by NEA 10 are indirectly held by NEA Partners 10, L.P. (“NEA Partners 10”), its sole general partner. The individual general partners of NEA Partners 10 are M. James Barrett (a member of our board of directors), Peter J. Barris and Scott D. Sandell (the “NEA 10 Directors”). NEA Partners 10 and the NEA 10 Directors may be deemed to have shared voting and dispositive power over, and be deemed indirect beneficial owners of, the shares directly held by NEA 10. The shares directly held by NEA 13 are indirectly held by NEA Partners 13, L.P. (“NEA Partners 13”), its sole general partner, NEA 13 GP, LTD (“NEA 13 LTD”), the sole general partner of NEA Partners 13, and each of the individual directors of NEA 13 LTD. The individual Directors of NEA 13 LTD are M. James Barrett (a member of our board of directors), Forest Baskett, Ryan D. Drant, Patrick J. Kerins, Krishna Kolluri, David M. Mott, Scott D. Sandell, Ravi Viswanathan and Harry R. Weller (the “NEA 13 Directors”). NEA Partners 13, NEA 13 LTD and the NEA 13 Directors may be deemed to have shared voting and dispositive power over, and be deemed indirect beneficial owners of, the shares directly held by NEA 13. The principal business address of New Enterprise Associates, Inc. is 1954 Greenspring Drive, Suite 600, Timonium, MD 21093.
(2)

Consists of shares of common stock held of record by clients of Wellington Management Group, LLP (“Wellington”). This information was derived from a Schedule 13G/A filed by Wellington with the SEC on February 12, 2015. According to the Schedule 13G/A, Wellington has shared voting power over 2,352,707 shares and shared dispositive power over 2,599,011 shares. The shares are owned of record by clients of one or more investment advisers directly or indirectly owned by Wellington, which is an investment adviser to these clients. The principal business address of Wellington is 280 Congress Street, Boston, MA 02210.
(3)	The principal business address of Genzyme Corporation is 500 Kendall Street, Cambridge, MA 02142.
(4)	Consists of (a)167,206 shares of common stock held directly, (b) 414,965 shares of common stock underlying options that are vested and exercisable within 60 days of March 1, 2015, (c) 1,741 shares of common stock held by Ms. King’s spouse and (d) 148,855 shares of common stock held by family trusts for which Ms. King serves as trustee.
(5)	Consists of (a) 90,374 shares of common stock held directly, (b) 275,718 shares of common stock underlying options that are vested and exercisable within 60 days of March 1, 2015, (c) 1,491 shares of common stock underlying immediately exercisable warrants and (d) 4,845 shares of common stock held by GlycoTech Corporation, of which Dr. Magnani is the sole stockholder.
(6)	Consists of (a) 184,615 shares of common stock and (b) 35,214 shares of common stock underlying options that are vested and exercisable within 60 days of March 1, 2015.
(7)	Consists of (a) 14,085 shares of common stock and (b) 82,266 shares of common stock underlying options that are vested and exercisable within 60 days of March 1, 2015.
(8)	Consists of 12,295 shares of common stock underlying options that are vested and exercisable within 60 days of March 1, 2015 and the shares identified in footnote 1 above.
(9)	Consists of (a) 605 shares of common stock held directly and (b) 11,689 shares of common stock underlying options that are vested and exercisable within 60 days of March 1, 2015.
(10)	Consists of 1,100 shares of common stock held by family trusts for which Dr. Goldberg serves as trustee.
(11)	Consists of (a) 14,725 shares of common stock held directly and (b) 22,668 shares of common stock held by Mr. Henos’s spouse.
(12)	Consists of (a) 605 shares of common stock held directly and (b) 11,689 shares of common stock underlying options that are vested and exercisable within 60 days of March 1, 2015.
(13)	Consists of 9,226,559 shares of common stock, 525,388 shares of common stock underlying immediately exercisable warrants and 843,835 shares of common stock underlying options that are vested and exercisable within 60 days of March 1, 2015.

Equity Compensation Plan Information

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2003 Stock Incentive Plan	857,391	$1.26	—
2013 Equity Incentive Plan	956,839	$8.88	199,092
Equity compensation plans not approved by security holders	—	—	—

Total	1,814,230		199,092

(a)	The 2003 Stock Incentive Plan expired on May 21, 2013. The 2013 Equity Incentive Plan includes 949,589 shares issuable upon exercise of outstanding options and 7,250 shares issuable upon settlement of RSUs.
(b)	Does not take into account RSUs which have no exercise price.
(c)

On January 1 of each year, the number of shares reserved under the 2013 Equity Incentive Plan is automatically increased by 3% of the total number of shares of common stock that are outstanding at that time, or a lesser number of shares as may be determined by the Company’s Board of Directors. Pursuant to the terms of the 2013 Equity Incentive Plan, an additional 568,195 shares were added to the number of available shares effective January 1, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, there have been no transactions since January 1, 2014 to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described in this Annual Report under “Executive Compensation.”

Participation in our Initial Public Offering

Entities affiliated with New Enterprise Associates, which is a holder of more than 5% of our common stock, purchased an aggregate of 1,000,000 shares of our common stock in our initial public offering in January 2014 at the initial public offering price.

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

Indemnification Agreements

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated bylaws provide that we will indemnify each of our directors to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provide our board of directors with discretion to indemnify our officers and employees when determined appropriate by the board.

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

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our Code of Business Conduct and Ethics, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

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

Director Independence

Our board of directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our board of directors has determined that Drs. Barrett, Baldwin, Goldberg and Top and Messrs. Henos and Pearson, representing six of our eight directors, are “independent directors” as defined under NASDAQ listing rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2014 and 2013 by our independent registered public accounting firm Ernst & Young LLP. All such fees described below were approved by the audit committee.

	2014	2013
Audit fees(1)	$610,772	$1,318,000

(1)	The fees billed or incurred by Ernst & Young LLP for professional services rendered in connection with the annual audit of our consolidated financial statements for the years ended December 31, 2014 include the review of quarterly financial statements included in our quarterly reports on Form 10-Q, the consents issued for our registration statements, and, for 2013, the statements included in our filings with the SEC for our initial public offering of common stock.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statements Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately following our consolidated financial statements. The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLYCOMIMETICS, INC.

By:	/s/ Rachel K. King
Rachel K. King
President and Chief Executive Officer

March 16, 2015

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

Signature	Title	Date

/s/ Rachel K. King Rachel K. King	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2015

/s/ Brian M. Hahn Brian M. Hahn	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2015

/s/ John J. Baldwin, Ph.D. John J. Baldwin, Ph.D	Director	March 16, 2015

/s/ M. James Barrett, Ph.D. M. James Barrett, Ph.D.	Director	March 16, 2015

/s/ Michael A. Henos Michael A. Henos	Director	March 16, 2015

/s/ John L. Magnani, Ph.D. John L. Magnani, Ph.D.	Director	March 16, 2015

/s/ Franklin H. Top, Jr., M.D. Franklin H. Top, Jr., M.D.	Director	March 16, 2015

/s/ Timothy Pearson Timothy Pearson	Director	March 16, 2015

/s/ Mark A. Goldberg, M.D. Mark A. Goldberg M.D.	Director	March 16, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of GlycoMimetics, Inc.

We have audited the accompanying balance sheets of GlycoMimetics, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GlycoMimetics, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia

March 16, 2015

GLYCOMIMETICS, INC.

Balance Sheets

	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$55,198,923	$2,310,603
Prepaid expenses and other current assets	916,249	2,573,072

Total current assets	56,115,172	4,883,675
Property and equipment, net	452,270	399,799
Prepaid research and development expenses	696,531	—

Total assets	$57,263,973	$5,283,474

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$874,028	$1,144,895
Accrued bonuses	753,786	344,467
Accrued expenses	4,735,719	685,746
Current portion of deferred rent	97,012	104,191

Total current liabilities	6,460,545	2,279,299
Deferred rent	—	96,756

Total liabilities	6,460,545	2,376,055
Stockholders’ equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2014 and 2013	—	—
Series A-1 Convertible Preferred Stock; $0.001 par value; no shares authorized, issued and outstanding at December 31, 2014; 60,342,745 shares authorized; 30,726,326 shares issued and outstanding at December 31, 2013	—	30,726
Common stock; $0.001 par value; 100,000,000 authorized, 18,939,838 issued and outstanding at December 31, 2014; 70,258,276 authorized, 1,426,593 shares issued and outstanding at December 31, 2013	18,940	1,428
Additional paid-in capital	125,181,463	66,150,674
Accumulated deficit	(74,396,975)	(63,275,409)

Total stockholders’ equity	50,803,428	2,907,419

Total liabilities and stockholders’ equity	$57,263,973	$5,283,474

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Operations and Comprehensive (Loss) Income

	Year ended December 31,
	2014	2013	2012
Revenue	$15,027,004	$3,992,649	$15,257,351

Costs and expenses:
Research and development expense	19,571,073	11,701,155	9,438,400
Selling, general and administrative expense	6,595,738	2,897,974	2,183,922

Total costs and expenses	26,166,811	14,599,129	11,622,322

(Loss) income from operations	(11,139,807)	(10,606,480)	3,635,029
Other income	18,241	894	20,993

Net (loss) income and comprehensive (loss) income	$(11,121,566)	$(10,605,586)	$3,656,022

Net (loss) income per share—basic	$(0.60)	$(8.87)	$3.93
Net (loss) income per share—diluted	$(0.60)	$(8.87)	$0.33
Weighted average shares outstanding—basic	18,452,252	1,196,162	929,619
Weighted average shares outstanding—diluted	18,452,252	1,196,162	11,016,532

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Stockholders’ Equity

	Stockholders’ Equity
	Series A-1 Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	30,726,326	$30,726	928,398	$930	$64,751,106	$(56,325,845)	$8,456,917
Exercise of options	—	—	211	—	237	—	237
Stock-based compensation	—	—	—	—	415,208	—	415,208
Net income	—	—	—	—	—	3,656,022	3,656,022

Balance at December 31, 2012	30,726,326	30,726	929,609	930	65,166,551	(52,669,823)	12,528,384
Exercise of options	—	—	496,984	498	558,434	—	558,932
Stock-based compensation	—	—	—	—	425,689	—	425,689
Net loss	—	—	—	—	—	(10,605,586)	(10,605,586)

Balance at December 31, 2013	30,726,326	30,726	1,426,593	1,428	66,150,674	(63,275,409)	2,907,419
Issuance of common stock, net of issuance costs	—	—	8,050,000	8,050	57,240,169	—	57,248,219
Conversion of preferred stock to common stock	(30,726,326)	(30,726)	9,305,359	9,305	21,421	—	—
Exercise of options and warrants	—	—	157,886	157	134,134	—	134,291
Stock-based compensation	—	—	—	—	1,635,065	—	1,635,065
Net loss	—	—	—	—	—	(11,121,566)	(11,121,566)

Balance at December 31, 2014	—	$—	18,939,838	$18,940	$125,181,463	$(74,396,975)	$50,803,428

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net (loss) income	$(11,121,566)	$(10,605,586)	$3,656,022
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	158,708	133,051	99,923
Loss on disposal of property and equipment	1,424	—	—
Compensation expense from stock option grants	1,635,065	425,689	415,208
Changes in assets and liabilities
Prepaid expenses and other current assets	1,656,823	(1,976,891)	(83,453)
Prepaid research and development expenses	(696,531)	—	—
Accounts payable	(270,867)	380,700	228,598
Accrued expenses	4,459,292	187,134	16,481
Deferred revenue	—	(3,992,649)	(14,757,351)
Deferred rent	(103,935)	(90,518)	(48,827)

Net cash used in operating activities	(4,281,587)	(15,539,070)	(10,473,399)

Investing activities
Restricted cash	—	—	(10,000)
Purchases of property and equipment	(212,603)	(82,091)	(316,180)

Net cash used in investing activities	(212,603)	(82,091)	(326,180)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	57,248,219	—	—
Proceeds from exercise of stock options and warrants	134,291	558,932	237

Net cash provided by financing activities	57,382,510	558,932	237

Net change in cash and cash equivalents	52,888,320	(15,062,229)	(10,799,342)

Cash and cash equivalents, beginning of period	2,310,603	17,372,832	28,172,174

Cash and cash equivalents, end of period	$55,198,923	$2,310,603	$17,372,832

Supplemental disclosure of cash flow information
Cash paid for taxes	$80,000	$—	$—
Supplemental schedule of noncash financing activities
Conversion of Series A-1 Convertible Preferred Stock to Common Stock	$38,805,055	$—	$—

See accompanying notes.

GLYCOMIMETICS, INC.

Notes to Financial Statements

1. Description of the Business

GlycoMimetics, Inc. (the Company), a Delaware corporation headquartered in Gaithersburg, Maryland, was incorporated on April 4, 2003 and commenced operations on May 21, 2003. The company is a clinical stage biotechnology company focused on the discovery and development of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. Glycomimetics are molecules that mimic the structure of carbohydrates involved in important biological processes. Using its expertise in carbohydrate chemistry and knowledge of carbohydrate biology, the Company is developing a pipeline of proprietary glycomimetics that inhibit disease-related functions of carbohydrates, such as the roles they play in inflammation, cancer and infection.

On January 15, 2014, the Company completed an initial public offering of its common stock, which resulted in the sale of 8,050,000 shares, including all additional shares available to cover over-allotments, at a price to the public of $8.00 per share. The Company received net proceeds of approximately $57.2 million.

The Company’s executive personnel have devoted substantially all of their time to date to the planning and organization of the Company, the process of hiring scientists, initiating research and development programs and securing adequate capital for anticipated growth and operations. The Company has not commercialized any of its product candidates and planned commercial operations have not commenced. The Company has incurred significant losses in the development of its product candidates. The losses in prior periods were primarily attributable to the research and development of the Company’s lead drug candidate, rivipansel, and the preclinical and manufacturing expenses related to GMI-1271. The Company has not generated revenues from product sales. As a result, the Company has consistently reported negative cash flows from operating activities and net losses, had an accumulated deficit of $74,396,975 at December 31, 2014 and expects to continue incurring losses for the foreseeable future. The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its anticipated cash requirements into the second half of 2016.

The Company’s operations are subject to certain risks and uncertainties. The risks include the need to manage growth, the need to retain key personnel, the need to protect intellectual property, the availability of additional capital financing on terms acceptable to the Company and reliance on its collaboration with Pfizer. The Company’s current operating assumptions and projections, which reflect management’s best estimate of future revenue and operating expenses, indicate that anticipated operating expenditures into the second half of 2016 can be met by available working capital; however, the Company’s ability to meet its projections is subject to uncertainties, and there can be no assurance that the Company’s current projections will be accurate. If the Company’s cash requirements are more than projected, the Company may require additional financing. The type, timing and terms of financing selected by the Company, if required, will be dependent upon the Company’s cash needs, the availability of financing sources and the prevailing conditions in the financial markets. There can be no assurance that such financing will be available to the Company at any given time or available on favorable terms.

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

Restricted Cash

The Company is required to maintain certificates of deposit that serve as collateral for operating leases and credit card accounts. Amounts classified as restricted cash were $57,700 and $82,700 at December 31, 2014 and 2013, respectively, and are presented within prepaid expenses and other current assets.

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents. The fair values of the financial instruments approximated their carrying values at December 31, 2014 and 2013, due to their short-term maturities. The Company accounts for recurring and nonrecurring fair value measurements in accordance with ASC 820, Fair Value Measurements. ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value, and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of December 31, 2014 and 2013. The carrying value of cash held in money market funds of approximately $55.0 million and $2.2 million as of December 31, 2014 and 2013, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of the carrying value of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant, and Equipment. ASC 360 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2014 and 2013, the Company determined that there were no impaired assets and had no assets held for sale.

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

The primary deliverable under this arrangement is an exclusive worldwide license to the Company’s rivipansel compound, but the arrangement also includes deliverables related to research and preclinical development activities to be performed by the Company on Pfizer’s behalf.

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

Pursuant to ASC 605-25, each required deliverable under the Pfizer collaboration agreement is evaluated to determine whether it qualifies as a separate unit of accounting. Factors considered in this determination include the research capabilities of Pfizer, the proprietary nature of the license and know-how, and the availability of the Company’s glycomimetics technology research expertise in the general marketplace. Based on all relevant facts and circumstances and, most significantly, on the proprietary nature of the Company’s technology and the related proprietary nature of the Company’s research services, management concluded that stand-alone value does not exist for the license, and therefore, the license is not a separate unit of accounting under the contract and will be combined with the research and development services (including participation on a joint steering committee).

As such, the up-front payment received of $22.5 million was recognized as revenue over the expected development period through March 2013. The determination of the length of the period over which to defer revenue and the methodology by which to recognize the related revenues is subject to judgment and estimation. Consistent with the research plan developed by and agreed to by both parties, management estimates that the research activities and participation on the joint steering committees will occur over a 1.5-year period. Revenues associated with the up-front license fee are recognized over this period using a straight-line method, which is consistent with expected completion of the research services. The research services were completed in March 2013, consistent with the expected development period.

Pursuant to ASC 605-28, Revenue Recognition—Milestone Method, at the inception of agreements that include milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. In making this assessment, the Company evaluates factors such as scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the agreement.

Non-refundable development and regulatory milestones that are expected to be achieved as a result of the Company’s efforts during the period of substantial involvement are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive because the Company does not contribute effort to the achievement of such milestones are generally achieved after the period of substantial involvement and are recognized as revenue upon achievement of the milestone, as there are no undelivered elements remaining and no continuing performance obligation, assuming all other revenue recognition criteria are met. In May 2014, the Company recognized $15.0 million in revenue as a result of the first non-refundable milestone payment received from Pfizer.

Accrued Liabilities

The Company is required to estimate accrued liabilities as part of the process of preparing its financial statements. The estimation of accrued liabilities involves identifying services that have been performed on the Company’s behalf, and then estimating the level of service performed and the associated cost incurred for such services as of each balance sheet date. Accrued liabilities include professional service fees, such as for lawyers and accountants, contract service fees, such as those under contracts with clinical monitors, data management organizations and investigators in conjunction with clinical trials, and fees to contract manufacturers in conjunction with the production of clinical materials. Pursuant to the Company’s assessment of the services that have been performed, the Company recognizes these expenses as the services are provided. Such assessments include, but are not limited to: (i) an evaluation by the project manager of the work that has been completed during the period, (ii) measurement of progress prepared internally and/or provided by the third-party service provider, (iii) analyses of data that justify the progress, and (iv) the Company’s judgment.

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

Comprehensive Income (Loss)

Effective January 1, 2012, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income, which requires the presentation of the comprehensive income (loss) and its components, as part of the financial statements. Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the years ended December 31, 2014, 2013 and 2012, the Company’s net income (loss) equals comprehensive income (loss) and, accordingly, no additional disclosure is presented.

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

3. Net (Loss) Income Per Share of Common Stock

Basic net (loss) income per common share is determined by dividing net (loss) income by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method was used to determine the dilutive effect of the Company’s stock option grants and warrants and the if-converted method was used to determine the dilutive effect of the Company’s Series A-1 convertible preferred stock that was outstanding during 2012 and 2013.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Net (loss) income	$(11,121,566)	$(10,605,586)	$3,656,022
(Loss) income per share—basic	$(0.60)	$(8.87)	$3.93
(Loss) income per share—diluted	$(0.60)	$(8.87)	$0.33
Weighted average number of shares—basic	18,452,252	1,196,162	929,619
Weighted average number of shares—diluted	18,452,252	1,196,162	11,016,532

Included within diluted earnings per share for the year ended December 31, 2012 are 520,641 warrants, 260,913 stock options and 9,305,359 convertible preferred stock common stock equivalents. The following potentially dilutive securities outstanding at December 31, 2014, 2013 and 2012 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	2014	2013	2012
Warrants	590,595	635,249	1,544
Stock options	1,806,980	1,968,364	76,575
Convertible preferred stock	—	9,305,359	—

4. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets at December 31:

	2014	2013
Prepaid expenses	$819,922	$171,814
Restricted deposits	57,700	82,700
Other receivables	22,334	94,754
Deposits	16,293	1,000
Prepaid initial public offering costs	—	2,222,804

	$916,249	$2,573,072

5. Property and Equipment

Property and equipment consisted of the following at December 31:

	2014	2013
Furniture and fixtures	$122,653	$108,815
Laboratory equipment	992,232	826,821
Office equipment	10,467	10,467
Computer equipment	190,554	167,764
Leasehold improvements	41,843	41,843

	1,357,749	1,155,710
Less accumulated depreciation	(905,479)	(755,911)

	$452,270	$399,799

Depreciation of property and equipment totaled $158,708, $133,051and $99,923 for the years ended December 31, 2014, 2013 and 2012, respectively.

6. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	December 31, 2014	December 31, 2013
Accrued research and development expenses	$2,726,511	$114,005
Accrued license and milestone fees	1,500,000	—
Accrued consulting and other professional fees	77,273	54,211
Other accrued expenses	151,415	356,345
Accrued employee benefits	168,009	155,935
Accrued franchise and other taxes	112,511	5,250

	$4,735,719	$685,746

7. Operating Leases

The Company leases its office and research space in Gaithersburg, Maryland under a five-year operating lease that is subject to escalation clauses. The current lease expires in October 2015. In connection with its lease arrangement, the Company received rent abatement as a lease incentive. The rent abatement has been recognized as deferred rent that will be adjusted on a straight-line basis over the term of the lease. Deferred rent was $97,012 and $200,947 at December 31, 2014 and 2013, respectively. Total rent expense was $385,668 for 2014, $369,938 for 2013 and $321,140 for 2012. The Company will continue to incur rent expenses for its current headquarters through the expiration of its current lease term.

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

The following table presents the future minimum lease payments as of December 31, 2014 under the two leases described above:

YEAR	AMOUNT
2015	$519,319
2016	610,031
2017	625,282
2018	640,914
2019	656,937
After 2019	2,672,776

Total	$5,725,259

8. Stockholders’ Equity

Convertible Preferred Stock

Series A-1 Convertible Preferred Stock

On October 20, 2009, the Company entered into a Series A-1 Preferred Stock Purchase Agreement with certain investors. In connection with the financing, the Company issued 30,726,326 shares of Series A-1 Convertible Preferred Stock for an aggregate amount of $38,979,412, which included the conversion of principal and accrued interest related to an earlier bridge financing of $16,099,770. In connection with the Series A-1 Preferred Stock financing, all then-outstanding shares of Series A and Series B Preferred Stock were converted into common stock, and all then outstanding warrants to purchase Series B Preferred Stock were converted into warrants to purchase common stock. Immediately prior to the Series A-1 Preferred Stock financing, the Company effected a 1-for-10 reverse stock split of the outstanding common stock. All prior-period applicable share amounts have been retroactively adjusted to reflect the reverse stock split. As of December 31, 2013, the Company’s Amended and Restated Certificate of Incorporation authorized the issuance of 130,601,021 shares of stock, of which 70,258,276 were designated as common stock with a par value of $0.001, and of which 60,342,745 were designated as Series A-1 Convertible Preferred Stock with a par value of $0.001.

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

The following common stock warrants were outstanding as of December 31, 2014 and 2013:

12/31/2014 NUMBER OF SHARES UNDERLYING OUTSTANDING WARRANTS	12/31/2013 NUMBER OF SHARES UNDERLYING OUTSTANDING WARRANTS	EXERCISE PRICE PER SHARE	EXPIRATION DATE
259,907	298,402	$0.33	July 18, 2018
301,986	301,986	0.33	January 16, 2019
11,908	17,041	0.33	December 9, 2015
15,250	15,250	0.33	January 30, 2019
—	1,026	0.33	December 16, 2015
1,544	1,544	25.92	October 13, 2016

For the year ended December 31, 2014, a total of 44,654 warrants were exercised at a weighted average exercise price of $0.33 per share. No warrants were exercised or expired during the years ended December 31, 2013 and 2012.

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

A summary of the Company’s stock option activity under the 2003 Plan for the year ended December 31, 2014 is as follows:

	OUTSTANDING OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of January 1, 2014	972,860	$1.18	7.19
Options granted	—	—
Options exercised	(114,836)	1.17
Options forfeited	(633)	1.12

Outstanding as of December 31, 2014	857,391	1.26	5.20	$5,096

Vested or expected to vest as of December 31, 2014	856,020	1.26	5.19	$5,089

Exercisable as of December 31, 2014	817,840	1.21	5.10	$4,897

During 2014, 2013 and 2012 the Company issued 114,836, 496,984 and 211 shares of common stock, respectively, in conjunction with stock option exercises. The Company received cash proceeds from the exercise of these stock options of approximately to $133,957, $558,932 during 2014 and 2013, respectively. Total proceeds from shares exercised for the year ended December 31, 2012 was immaterial. Total intrinsic value of the options exercised during the years ended December 31, 2014 was $629,232. Total intrinsic value of the options exercised during the years ended December 31, 2013 and 2012 was not material.

As of December 31, 2014, there was $66,303 of total unrecognized compensation expense related to unvested options under the 2003 Plan that will be recognized over a weighted-average period of less than one year. The total fair value of shares vested in the years ended December 31, 2014, 2013 and 2012, was $63,865, $322,746 and $313,504, respectively.

The weighted-average fair value of the options granted during the years ended December 31, 2013 and 2012 was $2.51 and $1.51 per share, respectively. There were no options granted from this plan in 2014. The weighted-average fair value of the options was determined by applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	2013	2012
Expected term (years)	6.25	6.25
Expected volatility	78.07%	94.77%
Risk-free interest rate	0.56%	0.60%
Expected dividend yield	0%	0%

2013 Equity Incentive Plan

The Company’s board of directors adopted, and its stockholders approved, its 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the “Code”), to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to its employees, including officers, consultants and directors. The 2013 Plan also provides for the grant of performance cash awards to the Company’s employees, consultants and directors. Unless otherwise stated in a stock option agreement, 25% of the shares subject to an option grant will typically vest upon the first anniversary of the vesting start date and thereafter at the rate of one forty-eighth of the option shares per month as of the first day of each month after the first anniversary. Upon termination of employment by reasons other than death, cause, or disability, any vested options shall terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant.

Authorized Shares

The maximum number of shares of common stock that may be issued under the 2013 Plan is 1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited to or repurchased by the Company. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and ending on January 1, 2023, by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000. As of January 1, 2015, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 568,195 shares, representing 3% of the total number of shares of common stock outstanding on January 1, 2015, increasing the number of shares of common stock available for issuance under the 2013 Plan to 1,716,876 shares.

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

A summary of the Company’s stock option activity under the 2013 Plan for the year ended December 31, 2014 is as follows:

	OUTSTANDING OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2013	—	$—	—	$—
Options granted	949,589	8.88
Options exercised	—
Options forfeited	—

Outstanding as of December 31, 2014	949,589	8.88	9.09	12

Vested or expected to vest as of December 31, 2014	945,357	8.86	9.09	12

Exercisable as of December 31, 2014	—	—	—	—

The weighted-average fair value of the options granted during the year of December 31, 2014 was $6.70 per share, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

2014
Expected term (years)	6.25
Expected volatility	90.27%
Risk-free interest rate	2.14%
Expected dividend yield	0%

As of December 31, 2014, there was $4,743,611 of total unrecognized compensation expense related to unvested options that will be recognized over a weighted-average period of approximately 2.9 years. There were no shares vested at December 31, 2014 under the 2013 Plan.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in three equal annual installments provided that the employee remains employed with the Company. As of December 31, 2014, $50,934 of unrecognized compensation costs related to unvested service.

The following is a summary of RSU activity for the 2013 Plan for the years ended December 31, 2014:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Unvested at December 31, 2013	—	$—
Granted	7,250	7.62
Forfeited	—	—
Vested	—	—

Unvested at December 31, 2014	7,250	7.62

Stock-based compensation expense was classified as follows on the statement of operations for the years ended December 31:

	2014	2013	2012
Research and development expense	$1,122,720	$229,763	$191,121
General and administrative expense	512,345	195,926	224,087

Total	$1,635,065	$425,689	$415,208

9. Income Taxes

The components of the gross deferred tax asset and related valuation allowance at December 31 were as follows:

	2014	2013
Deferred tax assets:
Net operating loss carryforward	$21,697,250	$18,041,784
Capitalized start-up costs	3,264,065	3,541,858
Patent amortization	260,553	282,727
Research and orphan drug credits	6,793,705	4,552,161
Deferred rent	38,266	79,263
Deferred compensation	559,470	24,151
Other	52,717	—

Total gross deferred tax assets	32,666,026	26,521,944

Valuation allowance	(32,655,210)	(26,453,123)
Deferred tax assets	10,816	68,821
Deferred tax liabilities:
Depreciation	(10,816)	(68,821)
Total deferred tax liabilities	(10,816)	(68,821)

Net deferred tax assets	$—	$—

Based on the Company’s operating history and management’s expectation regarding future profitability, management believes the realization of the Company’s deferred tax assets does not meet the more-likely-than-not criteria under ASC 740, Income Taxes. Accordingly, a full valuation allowance has been established as of December 31, 2014 and 2013.

As of December 31, 2014, the Company had $55,006,338 of U.S. Federal and state net operating losses, of which $50,160 will be recognized as a benefit through additional-paid-in-capital when realized, $5,822,742 of research and development tax credits and $970,963 of orphan drug tax credits available to carry forward. A portion of the net operating loss carryforwards will begin to expire in 2026, the research and development tax credits in 2023 and the orphan drug tax credit in 2024.

The Company’s tax attributes, including net operating losses and credits, are subject to any ownership changes as defined under Internal Revenue Code Sections 382 and 383. A change in ownership could affect the Company’s ability to utilize its net operating losses and credits. As of December 31, 2014, the Company does not believe that an ownership has occurred. Any future ownership changes may cause a limitation on the Company’s ability to utilize existing tax attributes.

The Company files income tax returns in the U.S. federal jurisdiction and in the State of Maryland. The Company’s federal income tax returns for tax years 2003 and after remain subject to examination by the U.S. Internal Revenue Service. The Company’s Maryland income tax returns for the tax years 2006 and thereafter remain subject to examination by the Comptroller of Maryland. In addition, all of the net operating losses, research and development tax credit and orphan drug credit carryforwards that may be used in future years are still subject to adjustment.

The Company did not have unrecognized tax benefits as of December 31, 2014 and 2013, and does not anticipate this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Reconciliations between the statutory federal income tax rate and the effective income tax rate of income tax expense is as follows as of December 31:

	2014	2013	2012
U.S. Federal statutory tax rate	34.0%	34.0%	34.0%
State taxes	4.6	4.1	5.5
Research credit	7.4	7.7	—
Orphan drug credit	8.7	—	—
Stock-based compensation	(1.3)	(4.4)	—
Other	2.4	0.1	0.1
Change in valuation allowance	(55.8)	(41.5)	(39.6)

Provision for income taxes	0.0%	0.0%	0.0%

10. Research and License Agreements

In February 2004, the Company entered into a research services agreement (the Research Agreement) with the University of Basel (the University) for biological evaluation of selectin antagonists. Certain patents covering the rivipansel compound are subject to provisions of the Research Agreement.

Under the terms of the Research Agreement, the Company will owe a 10% payment to the University for all future milestone and royalty payments received from Pfizer with respect to rivipansel. As of December 31, 2014, a $1.5 million milestone license fee was recorded in the year ended December 31, 2014 for the payment due to the University of Basel representing 10% of the $15.0 million non-refundable milestone payment that the Company received from Pfizer in May 2014.

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

The Company has determined that each potential future clinical, development and regulatory milestone is substantive. Although sales-based milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. The Company is also eligible to receive royalties on future sales contingent upon annual net sales thresholds. In addition, the Company and Pfizer have formed a joint steering committee that will oversee and coordinate activities as set forth in the research program. The $22.5 million up-front payment was recognized over a period of 1.5 years. In May 2014, the Company received a non-refundable payment of $15.0 million from Pfizer as a partial milestone payment owed to the Company upon the dosing of the first patient in the Phase 3 clinical trial. Upon the dosing of the first patient in a Phase 3 clinical trial of rivipansel, the Company will be entitled to receive the remaining $20.0 million of the scheduled milestone payment under the Pfizer Agreement. During the years ended December 31, 2014, 2013 and 2012, the Company recorded revenue of $15.0 million, $3.8 million and $15.0 million, respectively, pursuant to the Pfizer Agreement in the Company’s statement of operations.

In 2013 and 2012, under this arrangement the Company incurred a total of $1,205,000 and $3,305,000, respectively, in research and development expenses. There were no material expenses for this arrangement in 2014.

In November 2014, the Company executed a worldwide license agreement with UniQuest Pty Limited (“UniQuest”) to secure the exclusive rights to two method-of-use patent applications relating to the use of E-selectin antagonists to reduce the risk of deadly infections in patients undergoing chemotherapy. Under the terms of the agreement, UniQuest received an upfront fee of $20,000, and is eligible for a milestone payment of $2.0 million from the Company upon the Company’s receipt of marketing authorization from the FDA for a drug incorporating the licensed patents, as well as low single-digit royalties on any net sales for this indication.

11. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for each of the years ended December 31, 2014 and 2013 are as follows:

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenue	$—	$—	$15,027,004	$—
Net (loss) income	$(7,393,860)	$(6,617,577)	$7,991,721	$(5,101,850)
(Loss) income per share—basic	$(0.39)	$(0.35)	$0.42	$(0.30)
(Loss) income per share—diluted	$(0.39)	$(0.35)	$0.39	$(0.30)

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenue	$77,413	$52,571	$55,074	$3,807,591
Net (loss) income	$(3,867,328)	$(3,700,885)	$(3,497,060)	$459,687
(Loss) income per share—basic	$(2.80)	$(3.00)	$(3.70)	$0.49
(Loss) income per share—diluted	$(2.80)	$(3.00)	$(3.70)	$0.04

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen stock certificate evidencing shares of Common Stock.

10.1*(4)	License Agreement, dated as of October 7, 2011, as amended to date, by and between the Registrant and Pfizer Inc.

10.2(5)	Second Amended and Restated Investor Rights Agreement, dated as of October 20, 2009, by and among the Registrant and certain of its stockholders.

10.3(6)	Lease Agreement, dated as of July 1, 2010, as amended through December 6, 2011, by and between the Registrant and ARE-QRS Corp.

10.4(7)	Warrant Issued to Silicon Valley Bank, dated October 12, 2006.

10.5(8)	Form of Common Stock Warrant issued in December 2005 bridge financing.

10.6(9)	Form of Common Stock Warrant issued in July 2008 bridge financing.

10.7(10)	Form of Common Stock Warrant issued in January 2009 bridge financing.

10.8+(11)	2003 Stock Incentive Plan, as amended.

10.9+(12)	Form of Incentive Stock Option Agreement under 2003 Stock Incentive Plan.

10.10+(13)	Form of Nonqualified Stock Option Agreement under 2003 Stock Incentive Plan.

10.11+(14)	2013 Equity Incentive Plan.

10.12+(15)	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan.

10.13+(16)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan.

10.14+(17)	2013 Employee Stock Purchase Plan.

10.15+(18)	Form of Indemnification Agreement.

10.16+(19)	Amended and Restated Employment Agreement, dated as of January 15, 2014, by and between the Registrant and Rachel King.

10.17+(20)	Amended and Restated Employment Agreement, dated as of January 15, 2014, by and between the Registrant and Brian Hahn.

10.18+(21)	Amended and Restated Employment Agreement, dated as of January 15, 2014, by and between the Registrant and Helen Thackray.

10.19+(22)	Executive Employment Agreement, dated as of May 19, 2003, by and between the Registrant and John Magnani.

10.20+(23)	Non-Employee Director Compensation Policy.

10.21(24)	Lease Agreement, dated July 23, 2014, by and between the Registrant and BMR-Medical Center Drive, LLC.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

Exhibit Number	Description of Document

24.1	Power of Attorney (contained on signature page hereto).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

^	These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to portions of this exhibit (indicated by asterisks) and those portions have been separately filed with the Securities and Exchange Commission.

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 31, 2013, and incorporated by reference herein.
(4)	Previously filed as Exhibit 10.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 31, 2013, and incorporated by reference herein.
(5)	Previously filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(6)	Previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(7)	Previously filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(8)	Previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(9)	Previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.

(10)	Previously filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(11)	Previously filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(12)	Previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(13)	Previously filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(14)	Previously filed as Exhibit 10.11 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(15)	Previously filed as Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(16)	Previously filed as Exhibit 10.13 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(17)	Previously filed as Exhibit 10.14 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(18)	Previously filed as Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(19)	Previously filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on March 31, 2014, and incorporated by reference herein.
(20)	Previously filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on March 31, 2014, and incorporated by reference herein.
(21)	Previously filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on March 31, 2014, and incorporated by reference herein.
(22)	Previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on March 31, 2014, and incorporated by reference herein.
(23)	Previously filed as Exhibit 10.17 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on December 20, 2013, and incorporated by reference herein.
(24)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on July 28, 2014, and incorporated by reference herein.