Form 10-Q
period 2015-03-31
GLYCOMIMETICS INC
filed 2015-05-05
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on May 1, 2015 was 19,007,133.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLYCOMIMETICS, INC.

Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,566,894	$55,198,923
Prepaid expenses and other current assets	777,079	916,249

Total current assets	47,343,973	56,115,172
Property and equipment, net	420,365	452,270
Prepaid research and development expenses	696,531	696,531

Total assets	$48,460,869	$57,263,973

Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$1,183,492	$874,028
Accrued bonuses	226,015	753,786
Accrued expenses	2,626,207	4,735,719
Current portion of deferred rent	67,965	97,012

Total current liabilities	4,103,679	6,460,545

Total liabilities	4,103,679	6,460,545
Stockholders’ equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 19,007,133 shares issued and outstanding at March 31, 2015; 18,939,838 shares issued and outstanding at December 31, 2014	19,008	18,940
Additional paid-in capital	125,844,286	125,181,463
Accumulated deficit	(81,506,104)	(74,396,975)

Total stockholders’ equity	44,357,190	50,803,428

Total liabilities and stockholders’ equity	$48,460,869	$57,263,973

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2015	2014

Revenue	$—	$—

Costs and expenses:
Research and development expense	5,207,730	3,881,720
General and administrative expense	1,904,963	1,224,903

Total costs and expenses	7,112,693	5,106,623

Loss from operations	(7,112,693)	(5,106,623)
Other income	3,564	4,773

Net loss and comprehensive loss	$(7,109,129)	$(5,101,850)

Basic and diluted net loss per common share	$(0.37)	$(0.30)
Basic and diluted weighted average number of common shares	18,961,531	17,232,566

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(7,109,129)	$(5,101,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44,245	34,620
Stock-based compensation expense	587,514	292,216
Changes in assets and liabilities:
Prepaid expenses and other current assets	139,169	1,854,053
Accounts payable	299,464	652,147
Accrued expenses	(2,637,283)	(292,758)
Deferred rent	(29,047)	(25,476)

Net cash used in operating activities	(8,705,067)	(2,587,048)

Investing activities
Purchases of property and equipment	(2,339)	(13,920)

Net cash used in investing activities	(2,339)	(13,920)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	57,256,393
Proceeds from exercise of stock options	75,377	—

Net cash provided by financing activities	75,377	57,256,393

Net change in cash and cash equivalents	(8,632,029)	54,655,425

Cash and cash equivalents, beginning of period	55,198,923	2,310,603

Cash and cash equivalents, end of period	$46,566,894	$56,966,028

Supplemental disclosure of non-cash investing activities:
Property asset acquisition included in accounts payable	$10,000	$—

Supplemental disclosure of non-cash financing activities:
Conversion of Series A convertible preferred stock to common stock	$—	$38,805,055

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

The Company’s executive personnel have devoted substantially all of their time to date to the planning and organization of the Company, the process of hiring scientists, initiating research and development programs and securing adequate capital for anticipated growth and operations. The Company has not commercialized any of its drug candidates or commenced commercial operations. The Company is subject to a number of risks similar to those of other companies in similar development stages, including dependence on key individuals, the need to develop commercially viable drugs, competition from other companies, many of whom are larger and better capitalized, and the need to obtain adequate additional financing to fund the development of its drug candidates. The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity financings, and management expects operating losses and negative operating cash flows to continue for the foreseeable future. As the Company continues to incur losses, profitability will be dependent upon the successful development, approval, and commercialization of its drug candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.

2. Significant Accounting Policies

Basis of Accounting

The accompanying financial statements were prepared based on the accrual method of accounting in accordance with U.S. generally accepted accounting principles (GAAP).

Unaudited Financial Statements

The accompanying balance sheet as of March 31, 2015 and statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2015 and 2014 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations for the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2014 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2015, and the results of operations and cash flows for the three months ended March 31, 2015 and 2014. The December 31, 2014 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2015 and 2014 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of March 31, 2015 and December 31, 2014. The carrying value of cash held in money market funds of approximately $45.5 million and $55.0 million as of March 31, 2015 and December 31, 2014, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

Collaborative research and development agreements can provide for one or more of up-front license fees, research payments, and milestone payments. Agreements with multiple components (deliverables or items) are evaluated according to the provisions of Accounting Standards Codification (ASC) 605-25, Revenue Recognition—Multiple-Element Arrangements, to determine whether the deliverables can be separated into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a stand-alone basis and (2) if the arrangement includes a general right of return relative to the delivered item(s) then delivery or performance of the undelivered item(s) is considered probable and substantially in control of the Company. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on selling price hierarchy. The selling price hierarchy for each deliverable is based on (i) vendor-specific objective evidence (VSOE), if available; (ii) third-party evidence (TPE) of selling price if VSOE is not available; or (iii) an estimated selling price, if neither VSOE nor third-party evidence is available. Management was not able to establish VSOE or TPE for separate unit deliverables, as the Company does not have a history of entering such arrangements or selling the individual deliverables within such arrangements separately. In addition, there may be significant differentiation in these arrangements, which indicates that comparable third-party pricing may not be available. Management determined that the selling price for the deliverables within the Pfizer collaboration agreement should be determined using its best estimate of selling price. The process of determining the best estimate of selling price involved significant judgment on the Company’s part and included consideration of multiple factors such as estimated direct expenses, other costs, and available clinical development data.

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

As such, the up-front payment received of $22.5 million was recognized as revenue over the expected development period through March 2013. The determination of the length of the period over which to defer revenue and the methodology by which to recognize the related revenues is subject to judgment and estimation. Consistent with the research plan developed by and agreed to by both parties, management estimated that the research activities and participation on the joint steering committees would occur over a 1.5-year period. Revenues associated with the up-front license fee are recognized over this period using a straight-line method, which is consistent with expected completion of the research services. The research services were completed in March 2013, consistent with the expected development period.

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

Non-refundable development and regulatory milestones that are expected to be achieved as a result of the Company’s efforts during the period of substantial involvement are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive because the Company does not contribute effort to the achievement of such milestones are generally achieved after the period of substantial involvement and are recognized as revenue upon achievement of the milestone, as there are no undelivered elements remaining and no continuing performance obligation, assuming all other revenue recognition criteria are met. In May 2014, the Company recognized $15.0 million in revenue as a result of the first non-refundable milestone payment received from Pfizer. The Company did not recognize any revenue from milestone payments under this agreement during the three months ended March 31, 2015.

Accrued Liabilities

The Company is required to estimate accrued liabilities as part of the process of preparing its financial statements. The estimation of accrued liabilities involves identifying services that have been performed on the Company’s behalf, and then estimating the level of service performed and the associated cost incurred for such services as of each balance sheet date. Accrued liabilities include professional service fees, such as for lawyers and accountants, contract service fees, such as those under contracts with clinical monitors, data management organizations and investigators in conjunction with clinical trials, and fees to contract manufacturers in conjunction with the production of clinical materials. Pursuant to the Company’s assessment of the services that have been performed, the Company recognizes these expenses as the services are provided. Such assessments include: (i) an evaluation by the project manager of the work that has been completed during the period; (ii) measurement of progress prepared internally and/or provided by the third-party service provider; (iii) analyses of data that justify the progress; and (iv) the Company’s judgment.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is determined by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and warrants.

Basic and diluted net loss per common share is computed as follows:

	Three Months Ended March 31,
	2015	2014
Net loss	$(7,109,129)	$(5,101,850)
Basic and diluted net loss	$(0.37)	$(0.30)
Basic and diluted weighted average common shares outstanding	18,961,531	17,232,566

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Warrants	590,595	635,253
Stock options and restricted stock units	2,232,835	1,729,186

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three months ended March 31, 2015 and 2014, the Company’s net loss equals comprehensive loss and, accordingly, no additional disclosure is presented.

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	March 31, 2015	December 31, 2014
Prepaid expenses	$704,446	$819,922
Restricted deposits	57,700	57,700
Other receivables	1,000	22,334
Deposits	13,933	16,293

	$777,079	$916,249

4. Property and Equipment

Property and equipment consists of the following:

	March 31, 2015	December 31, 2014
Furniture and fixtures	$122,653	$122,653
Laboratory equipment	992,232	992,232
Office equipment	10,467	10,467
Computer equipment	192,894	190,554
Leasehold improvements	51,843	41,843

	1,370,089	1,357,749
Less accumulated depreciation	(949,724)	(905,479)

	$420,365	$452,270

Depreciation of property and equipment totaled $44,245 and $34,620 for the three months ended March 31, 2015 and 2014, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	March 31, 2015	December 31, 2014
Accrued research and development expenses	$1,750,799	$2,726,511
Accrued license and milestone fees	—	1,500,000
Accrued consulting and other professional fees	347,727	77,273
Other accrued expenses	237,454	151,415
Accrued employee benefits	269,839	168,009
Accrued taxes	20,388	112,511

	$2,626,207	$4,735,719

6. Operating Leases

The Company leases its office and research space in Gaithersburg, Maryland under a five-year operating lease that is subject to escalation clauses. The current lease expires in October 2015. In connection with its lease arrangement, the Company received rent abatement as a lease incentive. The rent abatement has been recognized as deferred rent that is being adjusted on a straight-line basis over the term of the lease. Deferred rent was $67,965 and $97,012 at March 31, 2015 and December 31, 2014, respectively. Total rent expense was $96,399 and 96,319 for the three months ended March 31, 2015 and 2014, respectively. The Company will continue to incur rent expenses for its current headquarters through October 2015.

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

7. Stockholders’ Equity

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

There were no warrants exercised or expired during the three months ended March 31, 2015. The following common stock warrants were outstanding at March 31, 2015:

NUMBER OF SHARES	EXERCISE PRICE PER SHARE	EXPIRATION DATE
259,907	$0.33	July 18, 2018
301,986	0.33	January 16, 2019
11,908	0.33	December 9, 2015
15,250	0.33	January 30, 2019
1,544	25.92	October 13, 2016

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

A summary of the Company’s stock option activity under the 2003 Plan for the three months ended March 31, 2015 is as follows:

	OUTSTANDING OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2014	857,391	$1.26	5.20	$5,096
Options granted	—
Options exercised	(67,295)	1.12
Options forfeited	—

Outstanding as of March 31, 2015	790,096	1.27	4.98	5,572

Vested or expected to vest as of March 31, 2015	789,113	1.27	4.98	5,566

Exercisable as of March 31, 2015	757,897	1.23	4.89	5,376

As of March 31, 2015, there was $52,640 of total unrecognized compensation expense related to unvested options under the 2003 Plan that will be recognized over a weighted-average period less than one year. Total intrinsic value of the options exercised during the three months ended March 31, 2015 was $473,016. There were no options exercised during the quarter ended March 31, 2014. The total fair value of shares underlying options which vested in the three months ended March 31, 2015 and 2014 was $13,785 and $17,825, respectively.

2013 Equity Incentive Plan

The Company’s board of directors adopted, and its stockholders approved, its 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the Code), to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to its employees, including officers, consultants and directors. The 2013 Plan also provides for the grant of performance cash awards to the Company’s employees, consultants and directors. Unless otherwise stated in a stock option agreement, 25% of the shares subject to an option grant will typically vest upon the first anniversary of the vesting start date and thereafter at the rate of one forty-eighth of the option shares per month as of the first day of each month after the first anniversary. Upon termination of employment by reasons other than death, cause, or disability, any vested options shall terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant.

Authorized Shares

The maximum number of shares of common stock that may be issued under the 2013 Plan is 1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited to or repurchased by the Company. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and ending on January 1, 2023, by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000. As of January 1, 2015, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 568,195 shares, representing 3% of the total number of shares of common stock outstanding on January 1, 2015, increasing the number of shares of common stock available for issuance under the 2013 Plan to 1,568,195 shares.

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

A summary of the Company’s stock option activity under the 2013 Plan for the three months ended March 31, 2015 is as follows:

	OUTSTANDING OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding as of December 31, 2014	949,589	$8.88	9.09	$12
Options granted	485,900	7.18
Options exercised	—
Options forfeited	—

Outstanding as of March 31, 2015	1,435,489	8.30	9.16	851

Vested or expected to vest as of March 31, 2015	1,427,558	8.30	9.16	845

Exercisable as of March 31, 2015	203,631	8.03	8.78	65

The weighted-average fair value of the options granted during the three months ended March 31, 2015 and 2014 was $5.10 per share and $6.13 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Expected term (years)	6.25	6.25
Expected volatility	82.08%	91.91%
Risk-free interest rate	1.68%	2.16%
Expected dividend yield	0%	0%

As of March 31, 2015, there was $6,635,271 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 3.0 years. The total fair value of shares underlying options which vested in the three months ended March 31, 2015 and 2014 was $1,252,769 and $0, respectively.

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in three equal annual installments, provided that the employee remains employed with the Company. As of March 31, 2015, there was $46,602 of unrecognized compensation costs related to unvested service RSUs.

The following is a summary of RSU activity under the 2013 Plan for the three months ended March 31, 2015:

	NUMBER OF SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Unvested at December 31, 2014	7,250	$7.62
Granted	—	—
Forfeited	—	—
Vested	—	—

Unvested at March 31, 2015	7,250	7.62

Stock-based compensation expense was classified as follows on the statement of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Research and development	$202,907	$91,467
General and administrative expense	384,607	200,749

Total	$587,514	$292,216

8. Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2015 or March 31, 2014. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at March 31, 2015 and December 31, 2014.

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

The Company has determined that each potential future clinical, development and regulatory milestone is substantive. Although sales-based milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. The Company is also eligible to receive royalties on future sales contingent upon annual net sales thresholds. In addition, the Company and Pfizer have formed a joint steering committee that will oversee and coordinate activities as set forth in the research program. The $22.5 million up-front payment was recognized over a period of 1.5 years. In May 2014, Pfizer made a $15.0 million non-refundable milestone payment to the Company. Upon the dosing of the first patient in a Phase 3 clinical trial of rivipansel, the Company will be entitled to receive a $20.0 million milestone payment under the Pfizer Agreement. During the three months ended March 31, 2015 and 2014, there were no milestone payments related to this arrangement that were earned or recognized as revenue.

In February 2004, the Company entered into a research services agreement (the Research Agreement) with the University of Basel (the University) for biological evaluation of selectin antagonists. Certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, the Company will owe to the University 10% of all future milestone and royalty payments received from Pfizer with respect to rivipansel. As of December 31, 2014, a $1.5 million milestone license fee was recorded as an accrued liability representing 10% of the $15.0 million non-refundable milestone payment that the Company received from Pfizer in May 2014. The accrued liability of $1.5 million was paid in February 2015. During the three months ended March 31, 2015, there were no additional milestones fees due to the University.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2014, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015.

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

We are focusing our initial efforts on drug candidates for rare diseases that we believe will qualify for orphan drug designation. We are developing our lead drug candidate, rivipansel, previously known as GMI-1070, for the treatment of vaso-occlusive crisis, or VOC, one of the most severe complications of sickle cell disease. Rivipansel has received both orphan drug designation and fast track designation from the U.S. Food and Drug Administration, or FDA, for the treatment of VOC. In October 2011, we entered into a license agreement with Pfizer under which we were responsible for the clinical development of rivipansel through the completion of a Phase 2 clinical trial. Following our completion of the Phase 2 clinical trial in April 2013, Pfizer is now responsible for all further clinical development, regulatory approval and potential commercialization of rivipansel for all indications and Pfizer has commercial rights to rivipansel worldwide. In July 2014, Pfizer reached an agreement with the FDA under a special protocol assessment for the Phase 3 clinical trial. However, in September 2014, Pfizer informed us that initiation of the Phase 3 clinical trial with rivipansel would be delayed due to a manufacturing development issue impacting formulated drug supply. In April 2015, Pfizer advised us that the clinical supply issue which delayed the start of the Phase 3 trial has been discussed with the FDA and that, based on these discussions, Pfizer anticipates being able to start enrolling patients in the trial in mid-2015, following FDA review of amended regulatory submissions.

Building on our experience with rivipansel, we are developing a pipeline of other glycomimetic drug candidates. Our second most advanced drug candidate, GMI-1271, is a specific E-selectin inhibitor, which we are developing to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, and potentially other hematologic cancers. In June 2014, we commenced a Phase 1 clinical trial to evaluate the safety, tolerability and pharmacokinetics of GMI-1271 for the treatment of AML. We have initiated preparations for a multinational, Phase 1/2, open-label trial of GMI-1271 as an adjunct to standard chemotherapy in patients with AML, and we expect to have the first patient enrolled in this trial in the second quarter of 2015.

We are also collaborating with the University of Michigan to evaluate GMI-1271 as a potential new class of anticoagulant to treat persons at risk for venous thromboembolic disease, a serious blood-clotting disorder. The University of Michigan began dosing healthy volunteers in a Phase 1 clinical trial starting in December 2014. The Phase 1 clinical trial is a randomized, partially blinded, active placebo-controlled trial expected to last approximately 10 months.

We are also developing a pipeline of other preclinical drug candidates based on our expertise in carbohydrate chemistry. We have retained the worldwide development and commercialization rights to all of our drug candidates other than rivipansel.

We commenced operations in 2003, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our glycomimetics platform, identifying potential drug candidates, undertaking preclinical studies and conducting clinical trials of rivipansel and GMI-1271. To date, we have financed our operations primarily through private placements of our securities, upfront and milestone payments under our collaboration with Pfizer and the net proceeds from our initial public offering, or IPO, in January 2014. We have no approved drugs currently available for sale, and substantially all of our revenue to date has been revenue from the upfront and milestone payments from Pfizer, although we have received nominal amounts of revenue under research grants. Prior to our IPO, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was an upfront payment under our collaboration with Pfizer and $64.1 million was from the sale of our convertible promissory notes and convertible preferred stock. The IPO provided us with net proceeds of $57.2 million, and we received a non-refundable milestone payment from Pfizer in May 2014 of $15.0 million.

Since inception, we have incurred significant operating losses. Although we have generated cumulative revenue of $38.6 million since our inception through March 31, 2015, primarily consisting of the $22.5 million upfront payment from Pfizer in 2011 and the $15.0 million non-refundable milestone payment in May 2014, we had an accumulated deficit of $81.5 million as of March 31, 2015, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our collaboration with Pfizer, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

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

We have a research services agreement with the University of Basel, or the University, under which University personnel have performed research services for us on an as-requested basis since 2004. The agreement includes one-year research terms, and we have no affirmative obligation to purchase any minimum amount of services in any year beyond what we commit to at the beginning of each term, if any. For each of the research terms ended in February 2014 and 2015, we paid the University approximately $200,000. As part of the original consideration for entering into this agreement, we granted to the University the right to receive payments from us under specified circumstances. If we receive any future milestone payments or royalties from Pfizer with respect to rivipansel, we have agreed to pay 10% of those amounts to the University. As of December 31, 2014, we recorded a liability for the $1.5 million payable to the University, which is equal to 10% of the $15.0 million non-refundable milestone payment we received from Pfizer in May 2014. In February 2015, we paid the $1.5 million accrued liability to the University. During the three months ended March 31, 2015, there were no additional milestone payments recorded in our statements of operations.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2015 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Components of Operating Results

Revenue

To date, we have not generated any revenue from the sale of our drug candidates and do not expect to generate any revenue from the sale of drugs in the near future. Substantially all of our revenue recognized to date has consisted of the upfront and milestone payments under our agreement with Pfizer.

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

To date, our research and development expenses have related primarily to the development of rivipansel and our other drug candidates. In April 2013, when we completed our Phase 2 clinical trial of rivipansel, all further clinical development obligations associated with rivipansel shifted to Pfizer.

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

The duration, costs and timing of clinical trials and development of our drug candidates will depend on a variety of factors that include:

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

Other Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

The following table sets forth our results of operations for the three months ended March 31, 2015 and 2014:

	THREE MONTHS ENDED MARCH 31,		PERIOD- TO PERIOD CHANGE
(in thousands)	2015	2014
Revenue	$—	$—	$—
Costs and expenses:
Research and development expense	5,208	3,882	1,326
General and administrative expense	1,905	1,225	680

Total costs and expenses	7,113	5,107	2,006

Loss from operations	(7,113)	(5,107)	(2,006)
Other income	4	5	(1)

Net loss	$(7,109)	$(5,102)	$(2,007)

Research and Development Expenses

During the three months ended March 31, 2015, our research and development expense increased by $1.3 million compared to the same period in 2014, reflecting an increase of 34%. The increase in research and development expense was primarily attributable to an increase in expenses related to the manufacturing and process development of GMI-1271 in preparation for the upcoming Phase 1/2 clinical trials.

The following table summarizes our research and development expenses by functional area for the three months ended March 31, 2015 and 2014:

	THREE MONTHS ENDED MARCH 31,		PERIOD- TO PERIOD CHANGE
(in thousands)	2015	2014
Clinical development	$699	$667	$32
Manufacturing and formulation	2,121	1,079	1,042
Contract research service, consulting and other costs	528	710	(182)
Laboratory costs	302	289	13
Personnel related	1,355	1,045	310
Stock-based compensation	203	92	111

	$5,208	$3,882	$1,326

The following table summarizes our research and development expenses by drug candidate for the three months ended March 31, 2015 and 2014:

	THREE MONTHS ENDED MARCH 31,		PERIOD- TO PERIOD CHANGE
(in thousands)	2015	2014
GMI-1271	$2,789	$1,847	$942
Rivipansel	8	28	(20)
GMI-1051	21	—	21
Other research and development	832	872	(40)
Personnel related and stock-based compensation	1,558	1,135	423

	$5,208	$3,882	$1,326

General and Administrative Expenses

For the three months ended March 31, 2015, our general and administrative expenses increased by $680,000, or 56%, compared to the three months ended March 31, 2014. The increase is primarily related to additional professional fees, insurance and other costs associated with supporting public company operations, as well as increased stock-based compensation expense.

The following table summarizes the components of our general and administrative expenses for the three months ended March 31, 2015 and 2014:

	THREE MONTHS ENDED MARCH 31,		PERIOD- TO PERIOD CHANGE
(in thousands)	2015	2014
Personnel related	$594	$427	$167
Stock-based compensation	385	201	184
Legal, consulting and other professional expenses	802	485	317
Other	124	112	12

	$1,905	$1,225	$680

Salaries, benefits and related costs increased approximately $167,000 for the three months ended March 31, 2015 due to an increase in personnel as we continued to develop the administrative structure to support a publicly traded company. Stock-based compensation expense was approximately $385,000 for the three months ended March 31, 2015 compared to $201,000 for the three months ended March 31, 2014. The increase of $184,000 was due to additional stock option awards. Legal, consulting and other professional costs increased approximately $317,000 for the three months ended March 31, 2015 due primarily to the additional costs associated with our operations as a publicly traded company and an increase in patent fees.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through the private placements of our capital stock, our IPO and upfront and milestone payments from Pfizer. As of March 31, 2015, we had $46.6 million in cash and cash equivalents.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of March 31, 2015 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, without giving effect to any potential milestone payments we may receive under our license agreement with Pfizer. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net cash used in operating activities	$(8.7)	$(2.6)
Net cash used in investing activities	(0.0)	(0.0)
Net cash provided by financing activities	0.1	57.3

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015 includes the costs associated with the advancement of the GMI-1271 development program, including the manufacturing supplies and clinical expenses for the initiation of the Phase 1/2 clinical trial. In addition, the $1.5 million milestone license fee due to the University of Basel and accrued as a liability as of December 31, 2014 was paid during the three months ended March 31, 2015. Net cash used in operating activities for the three months ended March 31, 2014 reflects, among other things, the amounts used to run our pre-clinical studies and to support the manufacturing development of GMI-1271 in preparation for the filing of an IND for this drug candidate in the first half of 2014.

Investing Activities

There were no material investing activities in the three months ended March 31, 2015 and 2014.

Financing Activities

There were no financing activities in the three months ended March 31, 2015 other than the receipt of cash upon the exercise of stock options. Net cash provided by financing activities of $57.3 million during the three months ended March 31, 2014 reflects net proceeds received from our IPO.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2015, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $46.6 million and $55.2 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended March  31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors as of the date of this quarterly report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015.

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

Item 6. Exhibits

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014).

4.1	Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 31, 2013).

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLYCOMIMETICS, INC.

Date: May 5, 2015	By:	/s/ Brian M. Hahn
Brian M. Hahn
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

Exhibit Index

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014).

4.1	Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 31, 2013).

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.