Form 10-Q
period 2015-06-30
GLYCOMIMETICS INC
filed 2015-08-06
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36177

GlycoMimetics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1686563
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9708 Medical Center Drive Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on August 4, 2015 was 19,019,133.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLYCOMIMETICS, INC.

Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,234,157	$55,198,923
Accounts receivable	20,000,000	—
Prepaid expenses and other current assets	534,851	916,249

Total current assets	60,769,008	56,115,172
Property and equipment, net	579,174	452,270
Prepaid research and development expenses	696,531	696,531

Total assets	$62,044,713	$57,263,973

Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$1,106,952	$874,028
Accrued bonuses	446,898	753,786
Accrued expenses	5,204,396	4,735,719
Current portion of deferred rent	38,327	97,012

Total current liabilities	6,796,573	6,460,545
Deferred rent	28,155	—

Total liabilities	6,824,728	6,460,545
Stockholders’ equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 19,019,133 shares issued and outstanding at June 30, 2015; 18,939,838 shares issued and outstanding at December 31, 2014	19,020	18,940
Additional paid-in capital	126,317,664	125,181,463
Accumulated deficit	(71,116,699)	(74,396,975)

Total stockholders’ equity	55,219,985	50,803,428

Total liabilities and stockholders’ equity	$62,044,713	$57,263,973

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$20,035,375	$15,027,004	$20,035,375	$15,027,004

Costs and expenses:
Research and development expense	7,842,884	5,357,696	13,050,614	9,239,417
General and administrative expense	1,805,724	1,605,092	3,710,687	2,829,995

Total costs and expenses	9,648,608	6,962,788	16,761,301	12,069,412

Income from operations	10,386,767	8,064,216	3,274,074	2,957,592
Other income	2,638	4,263	6,202	9,036

Income and comprehensive income before income taxes	10,389,405	8,068,479	3,280,276	2,966,628

Income tax expense	—	76,758	—	76,758

Net income and net comprehensive income	$10,389,405	$7,991,721	$3,280,276	$2,889,870

Basic net income per common share	$0.55	$0.42	$0.17	$0.16
Diluted net income per common share	$0.51	$0.39	$0.16	$0.15
Basic weighted average number of common shares	19,011,960	18,807,675	18,986,746	18,020,121
Diluted weighted average number of common shares	20,236,946	20,238,343	20,227,600	19,472,995

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$3,280,276	$2,889,870
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation expense	1,045,744	710,643
Depreciation	90,535	73,472
Loss on disposal of property and equipment	—	1,424
Changes in assets and liabilities:
Accounts receivable	(20,000,000)	—
Prepaid expenses and other current assets	381,398	1,691,358
Accounts payable	222,460	(672,734)
Accrued expenses	161,789	1,983,134
Deferred rent	(30,530)	(50,713)

Net cash (used in) provided by operating activities	(14,848,328)	6,626,454

Investing activities
Purchases of property and equipment	(206,975)	(95,737)

Net cash used in investing activities	(206,975)	(95,737)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	57,248,219
Proceeds from exercise of stock options	90,537	127,703

Net cash provided by financing activities	90,537	57,375,922

Net change in cash and cash equivalents	(14,964,766)	63,906,639

Cash and cash equivalents, beginning of period	55,198,923	2,310,603

Cash and cash equivalents, end of period	$40,234,157	$66,217,242

Supplemental disclosure of non-cash investing activities:
Property asset acquisition included in accounts payable	$10,464	$—

Supplemental disclosure of non-cash financing activities:
Conversion of Series A convertible preferred stock to common stock	$—	$38,805,055

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

Unaudited Financial Statements

The accompanying balance sheet as of June 30, 2015 and statements of operations and comprehensive income and cash flows for the three and six months ended June 30, 2015 and 2014 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations for the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2014 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2015, the results of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. The December 31, 2014 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2015 and 2014 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of June 30, 2015 and December 31, 2014. The carrying value of cash held in money market funds of approximately $39.5 million and $55.0 million as of June 30, 2015 and December 31, 2014, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

Accounts Receivable

Accounts receivable that management has the intent and ability to collect are reported in the consolidated balance sheets at outstanding amounts, less an allowance for doubtful accounts. The Company writes off uncollectible receivables when the likelihood of collection is remote.

The Company evaluates the collectability of accounts receivable on a regular basis. The allowance, if any, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. No allowance was recorded as of June 30, 2015, as the Company has a history of collecting on all outstanding accounts. Accounts receivable as of June 30, 2015 reflects a $20.0 million non-refundable milestone payment from Pfizer Inc. (Pfizer), which the Company received in August 2015.

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

The Company has entered into a collaborative research and development agreement with Pfizer. The agreement is in the form of a license agreement. The agreement called for a nonrefundable up-front payment and milestone payments upon achieving significant milestone events. The agreement also contemplates royalty payments on future sales of an approved product. There are no performance, cancellation, termination, or refund provisions in the arrangement that contain material financial consequences to the Company.

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

Non-refundable development and regulatory milestones that are expected to be achieved as a result of the Company’s efforts during the period of substantial involvement are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive because the Company does not contribute effort to the achievement of such milestones are generally achieved after the period of substantial involvement and are recognized as revenue upon achievement of the milestone, as there are no undelivered elements remaining and no continuing performance obligation, assuming all other revenue recognition criteria are met. In May 2014, the Company recognized $15.0 million in revenue as a result of the first non-refundable milestone payment received from Pfizer. In June 2015, the Company recognized $20.0 million in revenue as a result of Pfizer dosing the first patient in the Phase 3 clinical trial of rivipansel, which triggered the second non-refundable milestone payment.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is determined by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net income per share is computed by dividing net income by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and warrants.

Basic and diluted net income per common share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$10,389,405	$7,991,721	$3,280,276	$2,889,870
Net income per common share-basic	$0.55	$0.42	$0.17	$0.16
Net income per common share-diluted	$0.51	$0.39	$0.16	$0.15
Basic weighted average common shares outstanding	19,011,960	18,807,675	18,986,746	18,020,121
Diluted weighted average common shares outstanding	20,236,946	20,238,343	20,227,600	19,472,995

The following common stock equivalents are included in the calculation of diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Warrants	565,537	611,698	564,804	613,345
Stock options and restricted stock units	659,449	818,970	676,050	839,529

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Warrants	1,544	1,544	1,544	1,544
Stock options and restricted stock units	1,427,155	919,188	1,427,155	919,188

Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other changes in equity that are excluded from net income (loss). For the three and six months ended June 30, 2015 and 2014, the Company’s net income equals comprehensive income and, accordingly, no additional disclosure is presented.

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	June 30, 2015	December 31, 2014
Prepaid expenses	$463,569	$819,922
Restricted deposits	57,700	57,700
Other receivables	814	22,334
Deposits	12,768	16,293

Prepaid expenses and other current assets	$534,851	$916,249

4. Property and Equipment

Property and equipment consists of the following:

	June 30, 2015	December 31, 2014
Furniture and fixtures	$253,562	$122,653
Laboratory equipment	1,039,268	992,232
Office equipment	10,467	10,467
Computer equipment	193,920	190,554
Leasehold improvements	77,971	41,843

Property and equipment	1,575,188	1,357,749
Less accumulated depreciation	(996,014)	(905,479)

Property and equipment, net	$579,174	$452,270

Depreciation expense was $46,290 and $38,852 for the three months ended June 30, 2015 and 2014, respectively, and $90,535 and $73,472 for the six months ended June 30, 2015 and 2014, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	June 30, 2015	December 31, 2014
Accrued research and development expenses	$2,239,334	$2,726,511
Accrued license and milestone fees	2,000,000	1,500,000
Accrued consulting and other professional fees	199,376	77,273
Other accrued expenses	453,857	151,415
Accrued employee benefits	311,829	168,009
Accrued taxes	—	112,511

Accrued expenses	$5,204,396	$4,735,719

6. Operating Leases

The Company leases office and research space in Gaithersburg, Maryland under a five-year operating lease that is subject to escalation clauses. The lease expires in October 2015. In connection with this lease arrangement, the Company received rent abatement as a lease incentive. The rent abatement has been recognized as deferred rent that is being adjusted on a straight-line basis over the term of the lease. Deferred rent related to this lease was $38,327 and $97,012 at June 30, 2015 and December 31, 2014, respectively. The Company will continue to incur rent expenses under this lease through October 2015.

The Company also entered into a lease agreement for the Company’s new corporate headquarters in Rockville, Maryland (the Lease). Under the Lease, which will have an 8-year term commencing on November 1, 2015, the Company will lease 33,843 square feet of office and laboratory space and will pay $607,500 in annual base rent over the term of the Lease, subject to annual escalation clauses. The Company will also have the right to sublease or assign all or a portion of the premises, subject to the conditions set forth in the Lease. The Lease may be terminated early by either the Landlord or the Company in certain circumstances. The Company moved into the new headquarters in June 2015. In connection with this lease arrangement, the Company received rent abatement as a lease incentive. The rent abatement and escalations are recognized as deferred rent that is being adjusted on a straight-line basis over the term of the Lease. Deferred rent related to the Lease was $28,155 at June 30, 2015.

Total rent expense under these leases was $123,962 and $96,554 for the three months ended June 30, 2015 and 2014, respectively, and $220,360 and $192,871 for the six months ended June 30, 2015 and 2014, respectively.

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

No warrants were exercised or expired during the six months ended June 30, 2015. For the six months ended June 30, 2014, a warrant holder exercised a warrant to purchase 1,026 shares of common stock at an exercise price of $0.33 per share, resulting in net proceeds to the Company of $339.

The following common stock warrants were outstanding at June 30, 2015:

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

A summary of the Company’s stock option activity under the 2003 Plan for the six months ended June 30, 2015 is as follows:

	Outstanding Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2014	857,391	$1.26	5.20	$5,096
Options granted	—
Options exercised	(79,295)	1.14
Options forfeited	—

Outstanding as of June 30, 2015	778,096	1.27	4.74	5,199

Vested or expected to vest as of June 30, 2015	777,331	1.27	4.73	5,195

Exercisable as of June 30, 2015	753,554	1.24	4.67	5,060

As of June 30, 2015, there was $40,163 of total unrecognized compensation expense related to unvested options under the 2003 Plan that will be recognized over a weighted-average period less than one year. Total intrinsic value of the options exercised during the six months ended June 30, 2015 and 2014 was $560,676 and $603,221, respectively. The total fair value of shares underlying options which vested in the six months ended June 30, 2015 and 2014 was $26,656 and $30,308, respectively.

2013 Equity Incentive Plan

The Company’s board of directors adopted, and its stockholders approved, its 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to its employees, including officers, consultants and directors. The 2013 Plan also provides for the grant of performance cash awards to the Company’s employees, consultants and directors. Unless otherwise stated in a stock option agreement, 25% of the shares subject to an option grant will typically vest upon the first anniversary of the vesting start date and thereafter at the rate of one forty-eighth of the option shares per month as of the first day of each month after the first anniversary. Upon termination of employment by reasons other than death, cause, or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant.

Authorized Shares

The maximum number of shares of common stock that may be issued under the 2013 Plan is 1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited to or repurchased by the Company. The number of shares of common stock reserved for issuance under the 2013 Plan automatically increases on January 1 of each year until January 1, 2023, by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000. As of January 1, 2015, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 568,195 shares, representing 3% of the total number of shares of common stock outstanding on January 1, 2015, increasing the number of shares of common stock available for issuance under the 2013 Plan to 1,568,195 shares.

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

A summary of the Company’s stock option activity under the 2013 Plan for the six months ended June 30, 2015 is as follows:

	Outstanding Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2014	949,589	$8.88	9.09	$12
Options granted	499,900	7.20
Options exercised	—
Options forfeited	(29,584)	7.71

Outstanding as of June 30, 2015	1,419,905	8.31	8.92	386

Vested or expected to vest as of June 30, 2015	1,412,665	8.30	8.92	383

Exercisable as of June 30, 2015	281,997	8.75	8.56	1

The weighted-average fair value of the options granted during the six months ended June 30, 2015 and 2014 was $5.10 per share and $6.72 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Expected term (years)	6.25	6.25
Expected volatility	81.70%	90.50%
Risk-free interest rate	1.70%	2.14%
Expected dividend yield	0%	0%

As of June 30, 2015, there was $6,107,939 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 3.0 years. The total fair value of shares underlying options which vested in the six months ended June 30, 2015 and 2014 was $1,867,672 and $0, respectively.

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in three equal annual installments provided that the employee remains employed with the Company. As of June 30, 2015, there was $42,242 of unrecognized compensation costs related to unvested service RSUs.

The following is a summary of RSU activity under the 2013 Plan for the six months ended June 30, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	7,250	$7.62
Granted	—	—
Forfeited	—	—
Vested	—	—

Unvested at June 30, 2015	7,250	7.62

Stock-based compensation expense was classified on the statement of operations as follows for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development expense	$178,367	$127,658	$381,274	$219,124
General and administrative expense	279,863	290,771	664,470	491,519

Total stock-based compensation expense	$458,230	$418,429	$1,045,744	$710,643

8. Income Taxes

The Company has not recorded any tax provision or benefit for the six months ended June 30, 2015. The Company recorded an income tax expense of $76,758 for the six months ended June 30, 2014. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at June 30, 2015 and December 31, 2014.

9. Research and License Agreements

In October 2011, the Company and Pfizer entered into a licensing agreement (the Pfizer Agreement) that provides Pfizer an exclusive worldwide license to rivipansel for vaso-occlusive crisis associated with sickle cell disease and for other diseases for which the drug candidate may be developed. The Company was responsible for completion of the Phase 2 clinical trial, after which Pfizer assumed all further development and commercialization responsibilities. Upon execution of the Pfizer Agreement, the Company received an up-front payment of $22.5 million. The Pfizer Agreement also provides for potential milestone payments of up to $115.0 million upon the achievement of specified development milestones, including the dosing of the first patients in Phase 3 clinical trials for up to two indications and the first commercial sale of a licensed product in the United States and selected European countries for up to two indications; potential milestone payments of up to $70.0 million upon the achievement of specified regulatory milestones, including the acceptance of our filings for regulatory approval by regulatory authorities in the United States and Europe for up to two indications; and potential milestone payments of up to $135.0 million upon the achievement of specified levels of annual net sales of licensed products. Pfizer has the right to terminate the Agreement by giving prior written notice.

The Company has determined that each potential future clinical, development and regulatory milestone is substantive. Although sales-based milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. The Company is also eligible to receive royalties on future sales contingent upon annual net sales thresholds. In addition, the Company and Pfizer have formed a joint steering committee that will oversee and coordinate activities as set forth in the research program. The $22.5 million up-front payment was recognized over a period of 1.5 years. In May 2014, Pfizer made a $15.0 million non-refundable milestone payment to the Company, which was recognized as revenue by the Company in May 2014 when earned. In June 2015, Pfizer dosed the first patient in the Phase 3 clinical trial of rivipansel, which triggered a non-refundable milestone payment to the Company of $20.0 million, which the Company recognized as revenue in June 2015.

In February 2004, the Company entered into a research services agreement (the Research Agreement) with the University of Basel (the University) for biological evaluation of selectin antagonists. Certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, the Company will owe to the University 10% of all future milestone and royalty payments received from Pfizer with respect to rivipansel. As of December 31, 2014, a $1.5 million milestone license fee was recorded as an accrued liability representing 10% of the $15.0 million non-refundable milestone payment that the Company received from Pfizer in May 2014. The accrued liability of $1.5 million was paid in February 2015. During the six months ended June 30, 2015, a $2.0 million milestone license fee was recorded as an accrued liability representing 10% of the $20.0 million non-refundable milestone payment from Pfizer.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those below and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K, particularly in Part I – Item 1A, “Risk Factors,” and our other filings with the Securities and Exchange Commission. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

We are focusing our initial efforts on drug candidates for rare diseases that we believe will qualify for orphan drug designation. We are developing our lead drug candidate, rivipansel, previously known as GMI-1070, for the treatment of vaso-occlusive crisis, or VOC, one of the most severe complications of sickle cell disease. Rivipansel has received both orphan drug designation and fast track designation from the U.S. Food and Drug Administration, or FDA, for the treatment of VOC. In October 2011, we entered into a license agreement with Pfizer Inc., or Pfizer, under which we were responsible for the clinical development of rivipansel through the completion of a Phase 2 clinical trial. Following our completion of the Phase 2 clinical trial in April 2013, Pfizer is now responsible for all further clinical development, regulatory approval and potential commercialization of rivipansel for all indications and Pfizer has commercial rights to rivipansel worldwide. In July 2014, Pfizer reached an agreement with the FDA under a special protocol assessment for the Phase 3 clinical trial. In June 2015, Pfizer dosed the first patient in the Phase 3 clinical trial of rivipansel.

Building on our experience with rivipansel, we are developing a pipeline of other glycomimetic drug candidates. Our second most advanced drug candidate, GMI-1271, is a specific E-selectin inhibitor, which we are developing to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, and potentially other hematologic cancers. In June 2014, we commenced a Phase 1 clinical trial to evaluate the safety, tolerability and pharmacokinetics of GMI-1271 for the treatment of AML. We have initiated preparations for a multinational, Phase 1/2, open-label clinical trial of GMI-1271 as an adjunct to standard chemotherapy in patients with AML, and enrolled the first patient in this trial in May 2015. GMI-1271 received orphan drug designation from the FDA in May 2015.

We are also collaborating with the University of Michigan to evaluate GMI-1271 as a potential new class of anticoagulant to treat persons at risk for venous thromboembolic disease, a serious blood-clotting disorder. The University of Michigan began dosing healthy volunteers in a Phase 1 clinical trial of GMI-1271 in December 2014. The Phase 1 clinical trial is a randomized, partially blinded, active placebo-controlled trial expected to last approximately 10 months.

We are also developing a pipeline of other preclinical drug candidates based on our expertise in carbohydrate chemistry. We have retained the worldwide development and commercialization rights to all of our drug candidates other than rivipansel.

We commenced operations in 2003, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our glycomimetics platform, identifying potential drug candidates, undertaking preclinical studies and conducting clinical trials of rivipansel and GMI-1271. To date, we have financed our operations primarily through private placements of our securities, upfront and milestone payments under our collaboration with Pfizer and the net proceeds from our initial public offering, or IPO, in January 2014. We have no approved drugs currently available for sale, and substantially all of our revenue to date has been revenue from the upfront and milestone payments from Pfizer, although we have received nominal amounts of revenue under research grants. Prior to our IPO, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was an upfront payment under our collaboration with Pfizer and $64.1 million was from the sale of our convertible promissory notes and convertible preferred stock. The IPO provided us with net proceeds of $57.2 million, and we received a non-refundable milestone payment from Pfizer in May 2014 of $15.0 million. In August 2015, we received another non-refundable milestone payment from Pfizer of $20.0 million following the dosing of the first patient in the Phase 3 clinical trial of rivipansel.

Since inception, we have incurred significant operating losses. Although we have generated cumulative revenue of $58.6 million since our inception through June 30, 2015, primarily consisting of the $22.5 million upfront payment from Pfizer in 2011, the $15.0 million non-refundable milestone payment in May 2014 and the $20.0 million non-refundable milestone payment in August 2015, we had an accumulated deficit of $71.1 million as of June 30, 2015, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our collaboration with Pfizer, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•	initiate and conduct our planned clinical trials of GMI-1271;

•	continue the research and development of our other drug candidates;

•	seek to discover and develop additional drug candidates;

•	seek regulatory approvals for any drug candidates other than rivipansel that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates other than rivipansel for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

To fund further operations, we will need to raise capital in addition to the net proceeds we received from our IPO and additional milestone payments we may receive under our collaboration with Pfizer. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations through the fourth quarter of 2016. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

The first potential milestone payment under the Pfizer agreement was $35.0 million upon the initiation of dosing of the first patient in a Phase 3 clinical trial of rivipansel by Pfizer. Under the collaboration, Pfizer made a $15.0 million non-refundable milestone payment to us in May 2014, which we recognized as revenue in May 2014, when earned, and the dosing of the first patient in the Phase 3 clinical trial in June 2015 triggered the remaining $20.0 million milestone payment to us. We recorded the $20.0 million milestone payment as revenue in June 2015.

We have a research services agreement with the University of Basel, or the University, under which University personnel have performed research services for us on an as-requested basis since 2004. The agreement includes one-year research terms, and we have no affirmative obligation to purchase any minimum amount of services in any year beyond what we commit to at the beginning of each term, if any. For each of the research terms ended in February 2014 and 2015, we paid the University approximately $200,000. As part of the original consideration for entering into this agreement, we granted to the University the right to receive payments from us under specified circumstances. If we receive any future milestone payments or royalties from Pfizer with respect to rivipansel, we have agreed to pay 10% of those amounts to the University. During the three months ended June 30, 2015, we recorded a $2.0 million liability to the University based upon the $20.0 million non-refundable milestone payment due from Pfizer upon dosing of the first patient in the Phase 3 clinical trial of rivipansel. As of December 31, 2014, we recorded a liability for the $1.5 million payable to the University, which is equal to 10% of the $15.0 million non-refundable milestone payment we received from Pfizer in May 2014. In February 2015, we paid the $1.5 million accrued liability to the University.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies, estimates and judgments during the six months ended June 30, 2015 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Other Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

The following table sets forth our results of operations before income taxes for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Period-to-Period Change
(in thousands)	2015	2014
Revenue	$20,035	$15,027	$5,008
Costs and expenses:
Research and development expense	7,843	5,358	2,485
General and administrative expense	1,806	1,605	201

Total costs and expenses	9,649	6,963	2,686

Income from operations	10,386	8,064	2,322
Other income	3	4	(1)

Income before income taxes	$10,389	$8,068	$2,321

	Six Months Ended June 30,		Period-to-Period Change
(in thousands)	2015	2014
Revenue	$20,035	$15,027	$5,008
Costs and expenses:
Research and development expense	13,051	9,239	3,812
General and administrative expense	3,711	2,830	881

Total costs and expenses	16,762	12,069	4,693

Income from operations	3,273	2,958	315
Other income	6	9	(3)

Income before income taxes	$3,279	$2,967	$312

Revenue

During the three and six months ended June 30, 2015, our revenue increased by $5.0 million, or 33%, compared to the same periods in 2014. The revenue recorded in the three and six months ended June 30, 2015 was due to the $20.0 million non-refundable milestone payment from Pfizer triggered upon the dosing of the first patient in the Phase 3 clinical trial of rivipansel. The revenue received for the three and six months ended in June 30, 2014 was based on the $15.0 million non-refundable milestone payment received from Pfizer.

Research and Development Expense

The following table summarizes our research and development expenses by functional area for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Period-to-Period Change
(in thousands)	2015	2014
Clinical development	$637	$350	$287
Manufacturing and formulation	2,510	1,251	1,259
Contract research service, consulting and other costs	723	632	91
Laboratory costs	358	333	25
Personnel related	1,435	1,164	271
Stock-based compensation	178	128	50
Milestone license fees	2,002	1,500	502

Research and development expense	$7,843	$5,358	$2,485

During the three months ended June 30, 2015, our research and development expense increased by $2.5 million compared to the same period in 2014, reflecting an increase of 46%. The increase in research and development expense was primarily attributable to an increase in expenses related to the manufacturing and process development of GMI-1271 for the Phase 1/2 clinical trial of GMI-1271 and the related clinical trial costs associated with the Phase1/2 clinical trial. The first patient dosed for the Phase 1/2 clinical trial of GMI-1271 was in May 2015. Personnel related fees increased by $271,000 for the three months ended June 30, 2015 compared to June 30, 2014 primarily attributable to an increased number of research and development employees to support the on-going programs.

The milestone license fees increased by $500,000 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 based on the fee due to the University of Basel for the payment related to the Pfizer milestone. As part of the original consideration for entering into an Agreement with the University, we granted to the University the right to receive 10% of payments related to rivipansel under specified circumstances including any future milestone payments or royalties from Pfizer with respect to rivipansel. The milestone license fees reflected in the three months ended June 30, 2015 are based on 10% of the associated non-refundable milestone payments due from Pfizer to us.

The following table summarizes our research and development expenses by functional area for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Period-to- Period Change
(in thousands)	2015	2014
Clinical development	$1,336	$1,018	$318
Manufacturing and formulation	4,631	2,328	2,303
Contract research service, consulting and other costs	1,251	1,342	(91)
Laboratory costs	660	622	38
Personnel related	2,790	2,209	581
Stock-based compensation	381	220	161
Milestone license fees	2,002	1,500	502

Research and development expense	$13,051	$9,239	$3,812

During the six months ended June 30, 2015, our research and development expense increased by $3.8 million compared to the same period in 2014, reflecting an increase of 41%. The increase in research and development expense was primarily attributable to an increase in expenses related to the manufacturing and process development of GMI-1271 in preparation for the Phase 1/2 clinical trial in GMI-1271 and the related clinical trial costs associated with the Phase1/2 clinical trial. The first patient dosed for the Phase 1/2 clinical trial of GMI-1271 was in May 2015.

The milestone license fees increased by $500,000 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 based on the increased fee due to the University of Basel for the payment related to the Pfizer milestone. The milestone license fees reflected in the six months ended June 30, 2015 are based on 10% of the associated non-refundable milestone payments due from Pfizer to us.

The following table summarizes our research and development expenses by drug candidate for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Period-to- Period Change
(in thousands)	2015	2014
GMI-1271	$3,077	$1,634	$1,443
Rivipansel	2,006	1,505	501
GMI-1051	30	—	30
Other research and development	1,117	927	190
Personnel related and stock-based compensation	1,613	1,292	321

Research and development expense	$7,843	$5,358	$2,485

	Six Months Ended June 30,		Period-to- Period Change
(in thousands)	2015	2014
GMI-1271	$5,865	$3,481	$2,384
Rivipansel	2,014	1,534	480
GMI-1051	51	—	51
Other research and development	1,950	1,799	151
Personnel related and stock-based compensation	3,171	2,425	746

Research and development expense	$13,051	$9,239	$3,812

General and Administrative Expense

The following table summarizes the components of our general and administrative expenses for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Period-to- Period Change
(in thousands)	2015	2014
Personnel related	$590	$521	$69
Stock-based compensation	280	291	(11)
Legal, consulting and other professional expenses	804	698	106
Other	132	95	37

General and administrative expense	$1,806	$1,605	$201

	Six Months Ended June 30,		Period-to- Period Change
(in thousands)	2015	2014
Personnel related	$1,185	$948	$237
Stock-based compensation	664	492	172
Legal, consulting and other professional expenses	1,606	1,183	423
Other	256	207	49

General and administrative expense	$3,711	$2,830	$881

During the three months ended June 30, 2015, our general and administrative expense increased by $201,000 compared to the same period in 2014, reflecting an increase of 13%. During the six months ended June 30, 2015, our general and administrative expense increased by $881,000 compared to the same period in 2014, reflecting an increase of 31%. These increases in general and administrative expense were primarily attributable to additional professional fees, insurance and other costs associated with supporting public company operations, as well as increased stock-based compensation expense.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through the private placements of our capital stock, our IPO and upfront and milestone payments from Pfizer. As of June 30, 2015, we had $40.2 million in cash and cash equivalents.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of June 30, 2015 and the non-refundable milestone of $20.0 million received from Pfizer in August 2015 will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash (used in) provided by operating activities	$(14,848)	$6,626
Net cash used in investing activities	(207)	(96)
Net cash provided by financing activities	91	57,376

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2015 includes the costs associated with the advancement of the GMI-1271 development program, including the manufacturing supplies and clinical expenses for the initiation of the Phase 1/2 clinical trial, offset with the $20.0 million in accounts receivable, which relates to the Pfizer milestone recorded as revenue in June 2015. In addition, the $1.5 million milestone license fee due to the University of Basel and accrued as a liability as of December 31, 2014 was paid during this period. Net cash provided by operating activities for the six months ended June 30, 2014 reflects the receipt of the $15.0 million non-refundable milestone payment from Pfizer offset by the amounts used to conduct our preclinical studies and to support the manufacturing development of GMI-1271 in the first half of 2014.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 included capital expenses related to moving into our new office headquarters in June 2015, including the acquisition of new cabling, cubicles and lab equipment. Net cash used in investing activities for the six months ended June 30, 2014 primarily included the acquisition of additional lab equipment needed to further our research and development activities.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2015 is comprised solely of employee stock option exercises. Net cash provided by financing activities of $57.4 million during the six months ended June 30, 2014 reflects net proceeds received from our IPO of $57.2 million with the remaining cash inflows provided from the exercise of employee stock options.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2015, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $40.2 million and $55.2 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended June  30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

On August 4, 2015, Michael A. Henos notified the Company of his intent to resign as a director of the Company and a member of the audit committee of the board of directors. The Company expects that Mark A. Goldberg, M.D., a current director of the Company, will be appointed as a member of the audit committee effective upon Mr. Henos’s resignation.

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

GLYCOMIMETICS, INC.

Date: August 6, 2015	By:	/s/ Brian M. Hahn
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