Form 10-Q
period 2015-09-30
GLYCOMIMETICS INC
filed 2015-11-12
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ◻    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on November 10, 2015 was 19,038,167.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLYCOMIMETICS, INC.

Balance Sheets

	September 30,	December 31,
	2015	2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$53,759,839	$55,198,923
Prepaid expenses and other current assets	718,234	916,249
Total current assets	54,478,073	56,115,172
Property and equipment, net	567,219	452,270
Prepaid research and development expenses	696,531	696,531
Total assets	$55,741,823	$57,263,973
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$633,093	$874,028
Accrued bonuses	695,507	753,786
Accrued expenses	5,521,699	4,735,719
Current portion of deferred rent	—	97,012
Total current liabilities	6,850,299	6,460,545
Deferred rent	186,526	—
Total liabilities	7,036,825	6,460,545
Stockholders’ equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 19,037,133 shares issued and outstanding at September 30, 2015; 18,939,838 shares issued and outstanding at December 31, 2014	19,038	18,940
Additional paid-in capital	126,970,730	125,181,463
Accumulated deficit	(78,284,770)	(74,396,975)
Total stockholders' equity	48,704,998	50,803,428
Total liabilities and stockholders’ equity	$55,741,823	$57,263,973

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$—	$—	$20,035,375	$15,027,004

Costs and expenses:
Research and development expense	5,038,380	5,050,666	18,088,994	14,290,083
General and administrative expense	2,132,993	1,648,496	5,843,680	4,478,491
Total costs and expenses	7,171,373	6,699,162	23,932,674	18,768,574
Loss from operations	(7,171,373)	(6,699,162)	(3,897,299)	(3,741,570)
Other income	3,302	4,827	9,504	13,863
Loss and comprehensive loss before income taxes	(7,168,071)	(6,694,335)	(3,887,795)	(3,727,707)
Income tax (benefit)	—	(76,758)	—	—
Net loss and comprehensive loss	$(7,168,071)	$(6,617,577)	$(3,887,795)	$(3,727,707)
Net loss per share—basic	$(0.38)	$(0.35)	$(0.20)	$(0.20)
Net loss per share—diluted	$(0.38)	$(0.35)	$(0.20)	$(0.20)
Weighted average shares outstanding—basic	19,025,623	18,893,834	18,999,705	18,311,358
Weighted average shares outstanding—diluted	19,025,623	18,893,834	18,999,705	18,311,358

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(3,887,795)	$(3,727,707)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	142,417	114,261
Loss on disposal of property and equipment	8,001	1,424
Stock-based compensation expense	1,678,668	1,152,420
Changes in assets and liabilities:
Prepaid expenses and other current assets	198,015	1,985,251
Accounts payable	(240,935)	(561,176)
Accrued expenses	727,701	2,984,607
Deferred rent	89,514	(76,188)
Net cash (used in) provided by operating activities	(1,284,414)	1,872,892

Investing activities
Purchases of property and equipment	(265,367)	(197,738)
Net cash used in investing activities	(265,367)	(197,738)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	57,248,219
Proceeds from exercise of stock options and warrants	110,697	128,127
Net cash provided by financing activities	110,697	57,376,346
Net change in cash and cash equivalents	(1,439,084)	59,051,500
Cash and cash equivalents, beginning of period	55,198,923	2,310,603
Cash and cash equivalents, end of period	$53,759,839	$61,362,103

Supplemental disclosure of non-cash financing activities:
Conversion of Series A convertible preferred stock to common stock	$—	$38,805,055

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

Unaudited Financial Statements

The accompanying balance sheet as of September 30, 2015 and statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations for the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2014 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2015, the results of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. The December 31, 2014 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2015 and 2014 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of September 30, 2015 and December 31, 2014. The carrying value of cash held in money market funds of approximately $52.5 million and $55.0 million as of September 30, 2015 and December 31, 2014, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

Net Loss Per Common Share

Basic net loss per common share is determined by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock options, restricted stock units and warrants.

Basic and diluted net loss per common share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(7,168,071)	$(6,617,577)	$(3,887,795)	$(3,727,707)
Basic and diluted net loss per common share	$(0.38)	$(0.35)	$(0.20)	$(0.20)
Basic and diluted weighted average common shares outstanding	19,025,623	18,893,834	18,999,705	18,311,358

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Warrants	590,595	634,227	590,595	634,227
Stock options and restricted stock units	2,250,008	1,803,652	2,250,008	1,803,652

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2015 and 2014, the Company’s net loss equals comprehensive loss and, accordingly, no additional disclosure is presented.

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	September 30,	December 31,
	2015	2014
Prepaid expenses	$648,644	$819,922
Restricted deposits	57,700	57,700
Other receivables	1,264	22,334
Deposits	10,626	16,293
Prepaid expenses and other current assets	$718,234	$916,249

4. Property and Equipment

Property and equipment, net consists of the following:

	September 30,	December 31,
	2015	2014
Furniture and fixtures	$230,987	$122,653
Laboratory equipment	965,586	992,232
Office equipment	8,358	10,467
Computer equipment	179,192	190,554
Leasehold improvements	36,128	41,843
Property and equipment	1,420,251	1,357,749
Less accumulated depreciation	(853,032)	(905,479)
Property and equipment, net	$567,219	$452,270

Depreciation expense was $51,882 and $40,789 for the three months ended September 30, 2015 and 2014, respectively, and $142,417 and $114,261 for the nine months ended September 30, 2015 and 2014, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	September 30,	December 31,
	2015	2014
Accrued research and development expenses	$2,559,451	$2,726,511
Accrued license and milestone fees	2,000,000	1,500,000
Accrued consulting and other professional fees	353,748	77,273
Other accrued expenses	313,775	151,415
Accrued employee benefits	294,725	168,009
Accrued franchise and other taxes	—	112,511
Accrued expenses	$5,521,699	$4,735,719

6. Operating Leases

The Company leases office and research space in Rockville, Maryland under an eight-year operating lease (the Lease) that is subject to escalation clauses. The Company will also have the right to sublease or assign all or a portion of the premises, subject to the conditions set forth in the Lease. The Lease may be terminated early by either the landlord or the Company in certain circumstances. In connection with this lease arrangement, the Company received rent abatement as a lease incentive. The rent abatement has been recognized as deferred rent that is being adjusted on a straight-line basis over the term of the lease. Deferred rent related to the Lease was $186,526 at September 30, 2015.

The Company’s lease for office and research space in Gaithersburg, Maryland expired in October 2015.

Total rent expense under the Company’s operating leases was $216,765 and $96,317 for the three months ended September 30, 2015 and 2014, respectively, and $437,125 and $289,188 for the nine months ended September 30, 2015 and 2014, respectively.

7. Equity Incentive Plans

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

A summary of the Company’s stock option activity under the 2003 Plan for the nine months ended September 30, 2015 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Outstanding	Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In Thousands)
Outstanding as of December 31, 2014	857,391	$1.26	5.2
Options granted	—	—
Options exercised	(97,295)	1.14
Options forfeited	(177)	1.98
Outstanding as of September 30, 2015	759,919	1.27	4.5	$3,289
Vested or expected to vest as of September 30, 2015	759,352	1.27	4.5	$3,287
Exercisable as of September 30, 2015	743,107	1.25	4.4	$3,235

As of September 30, 2015, there was $27,380 of total unrecognized compensation expense related to unvested options under the 2003 Plan that will be recognized over a weighted-average period less than one year. Total intrinsic value of the options exercised during the nine months ended September 30, 2015 and 2014 was $669,196 and $606,279, respectively. The total fair value of shares underlying options which vested in the nine months ended September 30, 2015 and 2014 was $38,223 and $49,573, respectively.

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

Authorized Shares

The maximum number of shares of common stock that initially could be issued under the 2013 Plan was    1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited to or repurchased by the Company. The number of shares of common stock reserved for issuance under the 2013 Plan automatically increases on January 1 of each year until January 1, 2023, by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000. As of January 1, 2015, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 568,195 shares, representing 3% of the total number of shares of common stock outstanding on January 1, 2015, increasing the number of shares of common stock available for issuance under the 2013 Plan to 1,568,195 shares.

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

A summary of the Company’s stock option activity under the 2013 Plan for the nine months ended September 30, 2015 is as follows:

			Weighted-Average
ccc		Weighted-	Remaining	Aggregate
	Outstanding	Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In Thousands)
Outstanding as of December 31, 2014	949,589	$8.88	9.1
Options granted	576,000	7.23
Options exercised	—
Options forfeited	(42,750)	7.86
Outstanding as of September 30, 2015	1,482,839	8.26	8.7	$—
Vested or expected to vest as of September 30, 2015	1,475,733	8.26	8.7	$—
Exercisable as of September 30, 2015	394,797	8.80	8.3	$—

The weighted-average fair value of the options granted during the nine months ended September 30, 2015 and 2014 was $5.09 per share and $6.71 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Expected term (years)	6.25	6.25
Expected volatility	80.83%	90.32%
Risk-free interest rate	1.70%	2.14%
Expected dividend yield	0%	0%

As of September 30, 2015, there was $5,793,294 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 3.0 years. The total fair value of shares underlying options which vested in the nine months ended September 30, 2015 and 2014 was $2,314,557 and $0, respectively.

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in three equal annual installments provided that the employee remains employed with the Company. As of September 30, 2015, there was $37,809 of unrecognized compensation costs related to unvested service RSUs.

The following is a summary of RSU activity under the 2013 Plan for the nine months ended September 30, 2015:

		Weighted-Average
		Grant Date Fair
	Number of Shares	Value
Unvested at December 31, 2014	7,250	$7.62
Granted	—	—
Forfeited	—	—
Vested	—	—
Unvested at September 30, 2015	7,250	7.62

Stock-based compensation expense was classified on the statement of operations as follows for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development expense	$209,359	$140,227	$590,633	$359,351
General and administrative expense	423,565	301,549	1,088,035	793,069
Total stock-based compensation expense	$632,924	$441,776	$1,678,668	$1,152,420

8. Income Taxes

The Company has not recorded any tax provision or benefit for the three or nine months ended September 30, 2015. The Company recorded an income tax benefit of $76,758 and $0 for the  three months and nine months ended September 30, 2014, respectively. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at September 30, 2015 and December 31, 2014.

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

In February 2004, the Company entered into a research services agreement (the Research Agreement) with the University of Basel (the University) for biological evaluation of selectin antagonists. Certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, the Company will owe to the University 10% of all future milestone and royalty payments received from Pfizer with respect to rivipansel.  As of December 31, 2014, a $1.5 million milestone license fee was recorded as an accrued liability representing 10% of the $15.0 million non-refundable milestone payment that the Company received from Pfizer in May 2014.  The accrued liability of $1.5 million was paid in February 2015. During the nine months ended September 30, 2015,  a  $2.0 million milestone license fee was recorded as an accrued liability representing 10% of the $20.0 million non-refundable milestone payment from Pfizer.

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

We are also collaborating with the University of Michigan to evaluate GMI-1271 as a potential new class of anticoagulant to treat persons at risk for venous thromboembolic disease, a serious blood-clotting disorder. The

University of Michigan began dosing healthy volunteers in a Phase 1 clinical trial of GMI-1271 in December 2014. The Phase 1 clinical trial is a randomized, partially blinded, active placebo-controlled trial for which we completed initial enrollment in October 2015. The trial design has subsequently been amended to include a multiple ascending dose portion, and we expect enrollment in this additional portion to be completed in the first half of 2016.

We are also developing a pipeline of other preclinical drug candidates based on our expertise in carbohydrate chemistry. We have designed a family of small molecule drug candidates that simultaneously inhibit both E-selectin and CXCR4. Since E-selectin and CXCR4 are both adhesion molecules that keep cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone marrow, as compared to targeting CXCR4 alone. We are currently evaluating one of these compounds, GMI-1359, in preclinical studies.

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

Since inception, we have incurred significant operating losses. Although we have generated cumulative revenue of $58.6 million since our inception through September 30, 2015, primarily consisting of the $22.5 million upfront payment from Pfizer in 2011, the $15.0 million non-refundable milestone payment in May 2014 and the $20.0 million non-refundable milestone payment in August 2015, we had an accumulated deficit of $78.3 million as of September 30, 2015, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our collaboration with Pfizer, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

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

We have a research services agreement with the University of Basel, or the University, under which University personnel have performed research services for us on an as-requested basis since 2004. The agreement includes one-year research terms, and we have no affirmative obligation to purchase any minimum amount of services in any year beyond what we commit to at the beginning of each term, if any. For each of the research terms ended in February 2014 and 2015, we paid the University approximately $200,000. As part of the original consideration for entering into this agreement, we granted to the University the right to receive payments from us under specified circumstances. If we receive any future milestone payments or royalties from Pfizer with respect to rivipansel, we have agreed to pay 10% of those amounts to the University. During the three months ended September 30, 2015, we recorded a $2.0 million liability to the University based upon the $20.0 million non-refundable milestone payment due from Pfizer upon dosing of the first patient in the Phase 3 clinical trial of rivipansel. As of December 31, 2014, we recorded a liability for the $1.5 million payable to the University, which is equal to 10% of the $15.0 million non-refundable milestone payment we received from Pfizer in May 2014. In February 2015, we paid the $1.5 million accrued liability to the University.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies, estimates and judgments during the nine months ended September 30, 2015 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, facilities expenses, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, fees paid to contract research organizations and other consultants and other outside expenses. Other preclinical research and platform programs include activities related to exploratory efforts, target validation, lead optimization for our earlier programs and our proprietary glycomimetics platform.

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

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities. In addition, if any of our other drug candidates other than rivipansel obtains regulatory approval, we expect to incur expenses associated with building a sales and marketing team to prepare for potential commercialization. However, we do not expect to receive any such regulatory approval for at least the next several years.

Other Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

The following table sets forth our results of operations before income taxes for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2015	2014	Change
Revenue	$—	$—	$—
Costs and expenses:
Research and development expense	5,038	5,051	(13)
General and administrative expense	2,133	1,648	485
Total costs and expenses	7,171	6,699	472
Loss from operations	(7,171)	(6,699)	(472)
Other income	3	5	(2)
Loss and comprehensive loss before income taxes	$(7,168)	$(6,694)	$(474)

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2015	2014	Change
Revenue	$20,035	$15,027	$5,008
Costs and expenses:
Research and development expense	18,089	14,290	3,799
General and administrative expense	5,844	4,479	1,365
Total costs and expenses	23,933	18,769	5,164
Loss from operations	(3,898)	(3,742)	(156)
Other income	10	14	(4)
Loss and comprehensive loss before income taxes	$(3,888)	$(3,728)	$(160)

Revenue

During the nine months ended September 30, 2015, our revenue increased by $5.0 million, or 33%, compared to the same period in 2014. The revenue recorded in the nine months ended September 30, 2015 was due to the $20.0 million non-refundable milestone payment from Pfizer triggered upon the dosing of the first patient in the Phase 3 clinical trial of rivipansel in June 2015. The revenue received for the nine months ended in September 30, 2014 was based on the $15.0 million non-refundable milestone payment received from Pfizer in May 2014. We did not record any revenue for the three months ended September 30, 2015 or 2014.

Research and Development Expense

The following table summarizes our research and development expenses by functional area for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2015	2014	Change
Clinical development	$629	$567	$62
Manufacturing and formulation	1,806	2,159	(353)
Contract research services, consulting and other costs	583	728	(145)
Laboratory costs	439	310	129
Personnel-related	1,372	1,147	225
Stock-based compensation	209	140	69
Research and development expense	$5,038	$5,051	$(13)

During the three months ended September 30, 2015, our research and development expense decreased by $13,000 compared to the same period in 2014. The change in research and development expense was primarily attributable to a decrease in expenses related to manufacturing and process development for the Phase 1/2 clinical trial of GMI-1271 offset by an increase in the related clinical trial costs associated with the Phase 1/2 clinical trial.  The first patient was dosed in the Phase 1/2 clinical trial of GMI-1271 in May 2015. Personnel related fees increased by $225,000 for the three months ended September 30, 2015 compared to September 30, 2014 primarily attributable to an increased number of research and development employees to support our current programs.

The following table summarizes our research and development expenses by functional area for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2015	2014	Change
Clinical development	$1,965	$1,585	$380
Manufacturing and formulation	6,436	4,488	1,948
Contract research services, consulting and other costs	1,834	2,070	(236)
Laboratory costs	1,098	932	166
Personnel-related	4,163	3,355	808
Stock-based compensation	591	360	231
Milestone license fee	2,002	1,500	502
Research and development expense	$18,089	$14,290	$3,799

During the nine months ended September 30, 2015, our research and development expense increased by $3.8 million compared to the same period in 2014, reflecting an increase of 27%. The increase in research and development expense was primarily attributable to an increase in the manufacturing and process development in preparation for the Phase 1/2 clinical trial in GMI-1271 and the related clinical trial costs.  In addition, the preclinical development of GMI-1359, our next drug candidate, has resulted in increased expenses in manufacturing and for the toxicology studies required to support a potential IND filing. Personnel-related fees increased by $808,000 for the nine months ended September 30, 2015 compared to September 30, 2014 primarily attributable to an increased number of research and development employees to support our current programs.

The milestone license fees increased by $500,000 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 based on the fee due to the University of Basel for the payment related to the Pfizer milestone. As part of the original consideration for entering into an agreement with the University, we granted to the University the right to receive 10% of payments related to rivipansel under specified circumstances including any future milestone payments or royalties from Pfizer with respect to rivipansel.

The following table summarizes our research and development expenses by drug candidate for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2015	2014	Change
GMI-1271	$1,634	$2,721	$(1,087)
GMI-1359	1,128	62	1,066
Rivipansel	3	20	(17)
GMI-1051	16	7	9
Other research and development	675	954	(279)
Personnel-related and stock-based compensation	1,582	1,287	295
Research and development expense	$5,038	$5,051	$(13)

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2015	2014	Change
GMI-1271	$7,499	$6,201	$1,298
GMI-1359	1,745	200	1,545
Rivipansel	2,017	1,554	463
GMI-1051	67	7	60
Other research and development	2,008	2,616	(608)
Personnel-related and stock-based compensation	4,753	3,712	1,041
Research and development expense	$18,089	$14,290	$3,799

General and Administrative Expense

The following table summarizes the components of our general and administrative expenses for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2015	2014	Change
Personnel-related	$571	$591	$(20)
Stock-based compensation	424	302	122
Legal, consulting and other professional expenses	968	616	352
Other	170	139	31
General and administrative expense	$2,133	$1,648	$485

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2015	2014	Change
Personnel-related	$1,756	$1,539	$217
Stock-based compensation	1,088	793	295
Legal, consulting and other professional expenses	2,575	1,801	774
Other	425	346	79
General and administrative expense	$5,844	$4,479	$1,365

During the three months ended September 30, 2015, our general and administrative expense increased by $485,000 compared to the same period in 2014, reflecting an increase of 29%. During the nine months ended September 30, 2015, our general and administrative expense increased by $1.4 million compared to the same period in 2014, reflecting an increase of 30%. These increases in general and administrative expense were primarily attributable to additional professional fees, including patent costs, market research studies, insurance and other costs associated with supporting public company operations, as well as increased stock-based compensation expense, which increased due to new awards granted to employees and directors in 2015.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through the private placements of our capital stock, our IPO and upfront and milestone payments from Pfizer. As of September 30, 2015, we had $53.8 million in cash and cash equivalents.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of September 30, 2015 will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$(1,284)	$1,873
Investing activities	(265)	(198)
Financing activities	111	57,376
Net change in cash and cash equivalents	$(1,439)	$59,052

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2015 includes the costs associated with the advancement of the GMI-1271 development program, including the manufacturing of supplies and clinical expenses for the initiation of the Phase 1/2 clinical trial, offset in part by the $20.0 million received from Pfizer, which was recorded as revenue in June 2015.  In addition, the $1.5 million milestone license fee due to the University of Basel and accrued as a liability as of December 31, 2014 was paid during this period.  Net cash provided by operating activities for the nine months ended September 30, 2014 reflects the receipt of the $15.0 million non-refundable milestone payment from Pfizer offset by the amounts used to conduct our preclinical studies and to support the manufacturing development of GMI-1271.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 included capital expenses related to moving into our new office headquarters in June 2015, including the acquisition of new furniture and lab equipment. Net cash used in investing activities for the nine months ended September 30, 2014 primarily included the acquisition of additional lab equipment needed to further our research and development activities.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2015 is comprised solely of employee stock option exercises.  Net cash provided by financing activities of $57.4 million during the nine months ended September 30, 2014 reflects net proceeds received from our IPO of $57.2 million with the remaining cash inflows provided from the exercise of employee stock options.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2015, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $53.8 million and $55.2 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLYCOMIMETICS, INC.

Date: November 12, 2015	By:	/s/ Brian M. Hahn
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