Form 10-K
period 2015-12-31
GLYCOMIMETICS INC
filed 2016-02-29
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No ☒

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

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ◻   No ☒

As of June 30, 2015, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $77.9 million based on the closing price of the registrant’s Common Stock, as reported by the NASDAQ Global Market, on such date.

At February 25, 2016, 19,064,393 shares of GlycoMimetics, Inc.’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of GlycoMimetics, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	our plans to develop and commercialize our glycomimetic drug candidates;
•	our planned clinical trials for our drug candidates GMI-1271 and GMI-1359;
•	our ability to achieve anticipated milestones under our collaboration with Pfizer for our drug candidate rivipansel;
•	the timing of and our ability to obtain and maintain regulatory approvals for our drug candidates;
•	the clinical utility of our drug candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	our ability to identify additional drug candidates with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding future revenues, expenses and needs for additional financing; and
•	our beliefs about our capital expenditure requirements and that our capital resources will be sufficient to meet our anticipated cash requirements into the first quarter of 2017.

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

i

PART I

ITEM  1.BUSINESS

Overview

We are a clinical stage biotechnology company focused on the discovery and development of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. Glycomimetics are molecules that mimic the structure of carbohydrates involved in important biological processes. Using our expertise in carbohydrate chemistry and knowledge of carbohydrate biology, we are developing a pipeline of proprietary glycomimetics that may inhibit disease-related functions of carbohydrates, such as the roles they play in inflammation, cancer and infection. We believe this represents an innovative approach to drug discovery to treat a wide range of diseases.

We are focusing our initial efforts on drug candidates for rare diseases that we believe will qualify for orphan drug designation. We are developing our lead drug candidate, rivipansel, for the treatment of vaso-occlusive crisis, or VOC, a debilitating and painful condition that occurs periodically throughout the life of a person with sickle cell disease. We have entered into a collaboration with Pfizer Inc. for the further development and potential commercialization of rivipansel worldwide. Rivipansel has received fast track designation from the U.S. Food and Drug Administration, or FDA, as well as orphan drug designation from the FDA in the United States and from the European Medicines Agency, or EMA, in the European Union, or EU. We believe the clinical progress of rivipansel provides evidence of the significant potential of our lead program and our proprietary glycomimetics platform. Building on our experience with rivipansel, we are developing our second most advanced drug candidate, GMI-1271, to be used in combination with chemotherapy to treat either acute myeloid leukemia, or AML, or multiple myeloma, or MM, both of which are life-threatening hematologic cancers, and potentially other hematologic cancers as well.

Our proprietary glycomimetics platform is based on our expertise in carbohydrate chemistry and our understanding of the role carbohydrates play in key biological processes. Most human proteins are modified by the addition of complex carbohydrates to the surface of the proteins. The addition of these carbohydrate structures affects the functions of these proteins and their interactions with other molecules. Our initial research and development efforts have focused on drug candidates targeting selectins, which are proteins that serve as adhesion molecules and bind to carbohydrates that are involved in the inflammatory component and progression of a wide range of diseases, including hematologic disorders, cancer and cardiovascular disease. For example, we believe that members of the selectin family play a key role in the onset and progression of VOC and also in tumor metastasis and resistance to chemotherapy. Inhibiting specific carbohydrates from binding to selectins has long been viewed as a potentially attractive approach for therapeutic intervention. The ability to successfully develop drug-like compounds that inhibit binding with selectins, known as selectin antagonists, has been limited by the complexities of carbohydrate chemistry. We believe our expertise in carbohydrate chemistry and our understanding of carbohydrate-protein binding interactions enable us to design selectin antagonists and other glycomimetics that may inhibit the disease-related functions of certain carbohydrates. We believe this expertise and knowledge may enable us to develop novel drug candidates to address unmet medical needs.

Rivipansel, our lead drug candidate, is currently in development to treat VOC. Rivipansel is a glycomimetic drug candidate that acts as a pan-selectin antagonist, meaning it binds to all three members of the selectin family, E-, P- and L-selectin. We believe that rivipansel, by acting as a pan-selectin antagonist, inhibits the role that selectins play in VOC.

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

We entered into a license agreement in October 2011 with Pfizer, under which Pfizer has rights to develop and commercialize rivipansel for all indications worldwide. Following the completion of our Phase 2 clinical trial, Pfizer is now responsible for the further clinical development, regulatory approval and potential commercialization of rivipansel. Under the Pfizer agreement, we received an upfront payment of $22.5 million from Pfizer. We are also eligible to receive payments of up to $115.0 million upon the achievement of specified development milestones, including the dosing of the first patients in Phase 3 clinical trials for up to two indications and the first commercial sale of a licensed product in the United States and selected European countries for up to two indications, up to $70.0 million upon the achievement of specified regulatory milestones, including the acceptance of our filings for review by regulatory authorities in the United States and Europe for up to two indications, and up to $135.0 million upon the achievement of specified levels of annual net sales of licensed products. We are also eligible to receive tiered royalties, with percentages ranging from the low double digits to the low teens, based on net sales of rivipansel worldwide, subject to reductions in specified circumstances. The first potential milestone payment under the Pfizer agreement was $35.0 million upon the initiation of dosing of the first patient in a Phase 3 trial of rivipansel by Pfizer. Under the collaboration, Pfizer made a $15.0 million non-refundable payment to us in May 2014, and the dosing of the first patient in the Phase 3 clinical trial triggered the remaining $20.0 million milestone payment to us, which we received in August 2015.

Under a separate research agreement with the University of Basel, or the University, we have agreed to pay 10% of any future milestone payments and royalties we may receive from Pfizer with respect to rivipansel. As of December 31, 2015, we accrued $2.0 million that is payable to the University, which is equal to 10% of the $20.0 million non-refundable milestone payment we received from Pfizer in August 2015. The $1.5 million due upon receipt of the $15.0 million non-refundable payment received from Pfizer in May 2014 was accrued as of December 31, 2014 and subsequently paid in February 2015.

We are developing a pipeline of other drug candidates based on our expertise in carbohydrate chemistry, including compounds that are designed to be specific to particular selectins. We are developing GMI-1271, a specific E-selectin inhibitor, to be used in combination with chemotherapy to treat patients with AML, MM and potentially other hematologic cancers.

AML is a cancer of the blood and bone marrow. The accumulation of cancer cells in the bone marrow potentially inhibits the production of mature blood cells, such as red blood cells, white blood cells and platelets. It is the most common form of acute leukemia among adults and accounts for the largest number of annual deaths from leukemias in the United States.  According to the Surveillance, Epidemiology, and End Results Program managed by the National Cancer Institute, there were an estimated 20,830 new cases of AML diagnosed in 2015 in the United States. Approximately 300,000 patients in the world are diagnosed with AML annually.  AML caused an estimated 10,460 deaths in 2015 in the United States.

MM is a cancer of the blood and bone marrow that affects a type of white blood cell that normally helps a person fight infections by making antibodies that recognize and attack germs. MM causes cancer cells to accumulate in the bone marrow, where they crowd out healthy blood cells. MM is the most frequent tumor that occurs primarily in bone and the second most common hematologic cancer in the United States and Europe.  MM accounts for 10% to 15% of hematologic cancers and 20% of deaths from these cancers.  In the United States, an estimated 26,850 people were newly diagnosed in 2015.  MM caused an estimated 11,240 deaths in 2015 in the United States.  In the European Union, in 2012, 39,000 new cases of MM were diagnosed and 24,000 deaths occurred.  MM is most common in the elderly population, making aggressive treatment with chemotherapy more complicated for a patient population with additional medical concerns.

E-selectin plays a critical role in binding cancer cells within vascular niches in the bone marrow, which prevents the cells from entering circulation where they can be more readily killed by chemotherapy. In separate animal studies, GMI-1271 mobilized AML and MM cancer cells out of the bone marrow, making them more sensitive to chemotherapy.

In both the AML and MM studies, tumor burden was significantly reduced in the animals treated with a combination of chemotherapy and GMI-1271 as compared to animals treated with chemotherapy alone. In addition, the combination of GMI-1271 with chemotherapy resulted in improved survival rates for the treated animals, compared to chemotherapy alone. In other animal studies, GMI-1271 appeared to also protect normal cells from some of the side effects of chemotherapy. Common side effects of chemotherapy include bone marrow toxicity resulting in neutropenia, which is an abnormally low number of neutrophils, the white blood cells that serve as the primary defense against infection, and mucositis, which is the inflammation and sloughing of the mucous membranes lining the digestive tract. Animals treated with GMI-1271 and chemotherapy had less severe neutropenia and mucositis and lower bone marrow toxicity as compared to animals treated with chemotherapy alone. We believe that treatment with GMI-1271 results in lower bone marrow toxicity due to its inhibition of E-selectin, which inhibition makes stem cells in the bone marrow divide less frequently, thereby protecting them from chemotherapy agents that target rapidly dividing cells.

We have completed an initial Phase 1 trial in healthy volunteers. We have also initiated a multiple ascending dose-escalation clinical trial in defined populations of patients with AML, and we expect the Phase 1 portion of the trial to be completed and the Phase 2 portion to be initiated in 2016. In December 2015, at the annual meeting of the American Society of Hematology, or ASH, we presented first-in-human clinical data that suggested a favorable safety, pharmacokinetic, or PK, and biomarker profile for GMI-1271. Additionally, we presented preclinical data suggesting that GMI-1271 could reverse resistance of certain chemotherapies seen in MM.  We plan to initiate a trial in patients with MM in the second half of 2016.

We have an additional drug candidate, GMI-1359, that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. GMI-1359 is currently undergoing testing in preclinical models from which we intend to select a target clinical indication, most likely in oncology.   We received pre-IND guidance from the FDA in October 2015 and we plan to submit an Investigational New Drug application, or IND, for GMI-1359 for the treatment of hematologic malignancies in the third quarter of 2016.  We also plan to initiate a Phase 1 single-dose escalation trial in healthy volunteers in the fourth quarter of 2016.  In December 2015 at the ASH annual meeting, we presented preclinical data suggesting that GMI-1359 enhanced the ability of chemotherapy to target and improve survival from a high-risk form of mutated AML.

In addition to our programs described above, we are also advancing other preclinical-stage programs. These programs include small-molecule glycomimetic compounds that inhibit the proteins galectin-3 and galectin-9, which we believe may have potential to be used for the treatment of fibrosis, cancer and cardiovascular disease.

We have retained the worldwide development and commercialization rights to all of our drug candidates other than rivipansel.

Our intellectual property portfolio includes ownership of, or exclusive rights to, issued patents and pending patent applications claiming fundamental features of glycomimetic therapeutics, as well as those claiming methods of use for and chemical modifications of our drug candidates. Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against challenges that have arisen or may arise in this area. Our issued patents directed to rivipansel and methods of use are expected to expire between 2023 and 2030.  We have a U.S. patent covering GMI-1271 which is expected to expire in 2032.  In addition, we have several pending patent applications covering GMI-1271 and/or methods of using it, the last expiring of which, if issued, currently would be predicted to expire in 2034.

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

•

Advance GMI-1271 for the treatment of AML. We are building on our experience developing rivipansel to investigate GMI-1271 for the treatment of AML as an adjunct to standard chemotherapy. We have initiated a Phase 1/2 dose-escalation clinical trial in defined populations of patients with AML, and we expect the Phase 1 portion of the trial to be completed and the Phase 2 portion to be initiated in 2016. We have retained worldwide development and commercialization rights to GMI-1271.

•

Advance GMI-1271 for the treatment of MM.    We have initiated preparations for a Phase 1 multiple dose-escalation clinical trial in defined populations of patients with MM.  We received a Clinical Trial Authorization, or CTA, from the Health Products Regulatory Authority in Ireland and plan to initiate the trial in the second half of 2016.

•

Advance GMI-1359 for the treatment of hematologic malignancies.  We have selected and intend to develop a drug candidate, GMI-1359, that simultaneously inhibits both E-selectin and CXCR4 for use in the treatment of cancers with significant bone marrow involvement, such as AML and MM. We received pre-IND guidance from the FDA in October 2015 and we plan to submit an IND for GMI-1359 for the treatment of hematologic malignancies in the third quarter of 2016.  We have retained worldwide development and commercialization rights to GMI-1359.

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

•

Identify and develop additional novel selectin antagonists to address unmet medical needs with significant market potential.  We believe our glycomimetics platform will enable us to develop a broad pipeline of potential drug candidates that may be orphan drugs or may address larger market opportunities. We are also working to design additional E-selectin antagonists that could be delivered subcutaneously or orally, which we believe could be of significant interest to potential collaborators for major market opportunities, such as the treatment of cardiovascular disease.

•

Apply our insights and our glycomimetics platform to other carbohydrate targets beyond selectins. We have identified additional opportunities where carbohydrates play critical roles in disease processes and where we believe we can apply our platform to create targeted glycomimetic drugs. We have begun to design and synthesize antagonists of a protein family known as galectins. We believe that compounds targeting galectins might potentially be used to treat certain forms of cancer and fibrosis.

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

GlycoMimetics Pipeline

Drug Candidate	Indication	Preclinical	Phase 1	Phase 2	Phase 3	Rights
Selectins						
Rivipansel (GMI-1070) *Pan-selectin Antagonist*	Vaso-occlusive crisis	→	→	→	→	Pfizer
GMI-1271 *E-selectin Antagonist*	Hematologic malignancies	→	→			GlycoMimetics
GMI-1359: E-selectin and CXCR4 Antagonist	Cancers	→				GlycoMimetics
Orally Available E-selectin Antagonist	Cardiovascular disease, inflammation, cancers	→				GlycoMimetics
Galectins						
Antagonists of Galectin 3	Cancer, Fibrosis	→				GlycoMimetics
Antagonists of Galectins 1, 3 & 9	Cancer	→				GlycoMimetics

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

In 2010, we completed a Phase 1 pilot trial in 15 adults with sickle cell disease not experiencing VOC. In this trial, patients received a loading dose of 20 mg/kg of rivipansel, followed by a dose of 10 mg/kg ten hours later. The trial focused on the evaluation of safety, PK profiles and certain biomarkers. In individuals with sickle cell disease and at the dose levels intended for further evaluation, no safety concerns associated with the use of rivipansel were identified and the PK profile was also similar to that seen in healthy volunteers. When administered to patients with sickle cell disease, rivipansel was shown to affect biomarkers of inflammation and coagulation. The results of this trial were selected for oral presentations at the ASH annual meetings in December 2011 and 2012.

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

Following transfer of the IND, Pfizer has undertaken significant activity to work toward a New Drug Application, or NDA, for rivipansel including, an approved special protocol assessment, or SPA, agreement for the design, endpoints and statistical analysis approach of the Phase 3 clinical trial.  Pfizer enrolled the first patient in this Phase 3 clinical trial in June 2015. The Phase 3 trial, entitled “RESET” (Rivipansel: Evaluating Safety, Efficacy and Time to Discharge), is assessing the efficacy and safety of rivipansel for the treatment of VOC in patients hospitalized with sickle cell disease.  Pfizer intends to enroll at least 350 subjects with sickle cell disease, aged six and older who are hospitalized for VOC, in this Phase 3, multicenter, randomized, double-blind, placebo-controlled, parallel-group trial in order to evaluate the efficacy and safety of treatment with rivipansel. Trial participants must be receiving treatment with intravenous, or IV, opioids for their VOC and must be able to receive the first dose of rivipansel within 24 hours of initiation of intravenous opioid therapy. The primary endpoint for the trial will be time to readiness-for-discharge. Key secondary endpoints will include time to discharge, cumulative IV opioid consumption and time to discontinuation of IV opioids.

GMI-1271—Targeting the Bone Marrow Microenvironment to Treat Hematologic Cancers

We are developing GMI-1271, a specific E-selectin antagonist, to be used adjunctively with standard chemotherapy to treat AML, MM and other hematologic cancers. We believe that GMI-1271 may be used as first-line treatment for elderly AML or MM patients, for patients with relapsed or refractory AML, as well as for patients with relapsed or refractory MM. GMI-1271 targets interactions between cancer cells and the bone marrow microenvironment. In preclinical studies, combining GMI-1271 with chemotherapy made cancer cells more sensitive to chemotherapy. In other preclinical studies, GMI-1271 also reduced some of the toxic effects of chemotherapy, including neutropenia and mucositis, on normal cells.

Acute Myeloid Leukemia

AML, a hematologic cancer that is characterized by the rapid growth of abnormal white blood cells that accumulate in the bone marrow and interfere with the production of normal blood cells, is a relatively rare disease, but one that accounts for the largest number of annual deaths from leukemia in the United States. According to the Surveillance, Epidemiology, and End Results Program managed by the National Cancer Institute, there were an estimated 20,830 new cases of AML diagnosed in 2015 in the United States. Approximately 300,000 patients in the world are diagnosed with AML annually.  AML caused an estimated 10,460 deaths in 2015 in the United States.

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

We believe there is a need for new treatment options for elderly AML patients, as well as those AML patients who relapse or develop refractory disease. Most AML patients with relapsed or refractory disease have no established treatment options and, accordingly, may be referred for participation in clinical studies of potential new therapies. For patients who elect not to participate or are unable to participate, treatment options typically include chemotherapy regimens, hypomethylating agents and supportive care. Further, many elderly AML patients are too frail to undergo chemotherapy as a result of other medical conditions, and may only be able to tolerate pain comfort or control measures. Without treatment, however, AML is uniformly fatal.

Multiple Myeloma

MM is a hematologic cancer that is characterized by the growth of abnormal white blood cells of the bone marrow that eventually infiltrates various organs and leads to bone destruction, bone marrow failure, including direct and indirect effects on the blood, skeleton, and kidneys.  MM is the most frequent tumor that occurs primarily in bone and the second most common hematological malignancy in the United States and Europe.  MM accounts for 10% to 15% of hematologic cancers, and 20% of deaths from these cancers.  Approximately 114,000 new cases of MM were diagnosed worldwide in 2012.  In the United States, according to the American Cancer Society, an estimated 26,850 people were newly diagnosed with MM in 2015.  MM caused an estimated 11,240 deaths in 2015 in the United States.  MM is rare in individuals younger than 40 years old and the median age at diagnosis is approximately 70 years.  More than 35% of patients are over 70 years of age, making treatment with chemotherapy more complicated due to fewer treatment options being available, patients being ineligible for transplant, and decreased ability to tolerate sustained chemotherapy due to poor general health.

Despite the fact that recent treatment options for MM have led to improved response rates and increased short-term survival, responses are transient and most patients with MM will ultimately relapse and succumb to their cancer.  MM is not considered curable with current approaches.  The 5-year overall survival rate for all patients in the United States is 47%.  Although second and later remissions can be achieved with additional treatment, tumors typically recur more aggressively after each relapse, leading to decreased duration of response and ultimately culminating in the development of treatment-refractory disease.  Median survival for treatment-refractory disease typically ranges from five months for event-free survival and to nine months for overall survival and responses to treatment are characteristically short, most likely due to resistant disease. This loss of response complicates therapy of patients in later-line treatment, shortens survival and results in high mortality rates.

Role of E-selectin in AML and MM

E-selectin has been shown to play important roles in the progression of AML and MM. This has been observed in several studies, which have shown that levels of E-selectin correlate with tumor infiltration and relapse in AML and survival rates for both diseases. We therefore believe that our E-selectin antagonist, GMI-1271, has the potential to improve the current treatment of patients with AML or MM.

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

As GMI-1271 disrupts the interactions between cancer cells and bone marrow microenvironment, its mechanism of action is not limited to a single tumor type.  In addition to our studies in AML, we have also tested the drug candidate in other cancer models.   In three xenograft mouse models of MM, GMI-1271 was evaluated in combination with the proteasome inhibitors, bortezomib or carfilzomib.  Treatment of mice with GMI-1271 plus bortezomib or GMI-1271 plus carfilzomib significantly improved survival when compared to chemotherapy alone.  In addition, treatment with GMI-1271 resulted in mobilization of MM cells in the peripheral blood past the point of elimination of the drug from plasma and bone marrow, thereby making them more susceptible to chemotherapy.  These data provide evidence that GMI-1271 is a potential treatment option to enhance response to chemotherapy in MM.  Moreover, in in vivo studies involving animal models of chronic myelogenous leukemia and acute lymphoblastic leukemia, GMI-1271, as an adjunct to standard-of-care chemotherapy, decreased tumor burden and improved survival over standard-of-care chemotherapy alone.

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

GMI-1271 Clinical Trials

In August 2014, we completed a Phase 1 trial of GMI-1271 in healthy volunteers. The single-site Phase 1 trial was a randomized, double-blind, placebo-controlled, single ascending intravenous dose trial. In the trial, we evaluated the safety, tolerability and pharmacokinetics of GMI-1271. Twenty-eight healthy adult subjects were enrolled in cohorts to receive study drug at three dose levels. In the trial, we observed that the subjects tolerated GMI-1271 well, and that the pharmacokinetics for GMI-1271 were as predicted based on preclinical data.

Following the completion of the Phase 1 trial, we have initiated a multinational, Phase 1/2, open-label trial of GMI-1271 as an adjunct to standard chemotherapy in patients with AML. This trial in males and females with AML is being conducted at a number of academic institutions in the United States, Ireland and Australia. The trial consists of two parts. In the Phase 1 portion, escalation testing will be performed to determine a recommended GMI-1271 dose in combination with standard chemotherapy. We plan to evaluate up to four different doses, with six patients in each dose cohort. In the Phase 2 portion, dose-expansion testing will be conducted to obtain additional safety and efficacy data in defined sub-populations of AML. We expect to complete the Phase 1 portion and initiate the Phase 2 portion in 2016. This will be followed by an expansion in specific patient populations.

We have initiated preparations for a Phase 1 multiple dose-escalation clinical trial in defined populations of patients with MM. In this trial we plan to evaluate GMI-1271 as an adjunct to bortezomib, another therapy approved to treat MM. We have received a CTA from the Health Products Regulatory Authority in Ireland and plan to initiate the trial in the second half of 2016.

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

The University of Michigan began dosing healthy volunteers in a Phase 1 randomized, partially blinded, active placebo-controlled trial in December 2014. The primary objective of the trial was to evaluate the safety and pharmacokinetic profile of GMI-1271 in a single ascending dose in healthy volunteers. The secondary objectives included evaluation of the incidence of bleeding and other adverse events and evaluation of the effects of GMI-1271 on biomarkers of coagulation, cell adhesion and leukocyte and platelet activation. The single ascending dose-escalation clinical trial in 24 healthy volunteers was completed in October 2015 and the trial has been extended to include a multiple ascending dose-escalation in eight healthy volunteers.  We expect that results from this trial will be available in the third quarter of 2016.  We also plan to initiate a Phase 2 clinical trial in patients with DVT in the second half of 2016.

GMI-1359 - Drug Candidate Targeting E-selectin and CXCR4

The chemokine CXCR4 has emerged as an important pro-inflammatory cytokine that is involved in cell migration throughout the body. Like E-selectin, tumor cells may also use the CXCR4 cellular pathway, contributing to chemoresistance, metastatic disease and ultimately decreased survival.

We have designed a family of small molecule drug candidates that simultaneously inhibit both E-selectin and CXCR4. We have selected one of these compounds, GMI-1359, to be developed further as part of an IND-enabling nonclinical program. Since E-selectin and CXCR4 are both adhesion molecules that keep cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone marrow such as AML and MM, as compared to targeting CXCR4 alone. At the ASH annual meeting in December 2015, we presented preclinical data suggesting that GMI-1359 enhanced the ability of chemotherapy to target and improve survival from a high-risk form of mutated AML. We are currently preparing GMI-1359 for clinical development and anticipate filing an IND in the third quarter of 2016.

Galectin Inhibitors

Galectin-3 and galectin-9 are proteins that are known to play critical roles in many pathological processes, including checkpoints (LAG-3 and TIM-3) in T-cell exhaustion during cancer immunotherapy, chemotherapy resistance, fibrosis and cardiovascular disease.  Using our glycomimetics platform, we have designed galectin-3 and galectin-9 inhibitors that specifically block the binding the binding of galectin-3 and galectin-9 to carbohydrate structures.  We plan to optimize these compounds and conduct preclinical experiments in 2016 to further characterize the effects of galectin-3 and galectin-9 inhibitors on immune processes and anti-fibrotic activity.

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

Under the terms of the agreement, we received a $22.5 million upfront payment and are eligible to earn up to $115.0 million upon the achievement of specified development milestones, including the dosing of the first patients in Phase 3 clinical trials for up to two indications and the first commercial sale of a licensed product in the United States and selected European countries for up to two indications, up to $70.0 million upon the achievement of specified regulatory milestones, including the acceptance of our filings for regulatory approval by regulatory authorities in the United States and Europe for up to two indications, and up to $135.0 million upon the achievement of specified levels of annual net sales of licensed products. We are also eligible to receive tiered royalties for each licensed product, with percentages ranging from the low double digits to the low teens, based on net sales of rivipansel worldwide, subject to reductions in specified circumstances. The first potential milestone payment under the Pfizer agreement was $35.0 million upon the initiation of dosing of the first patient in a Phase 3 trial of rivipansel by Pfizer. Under the collaboration, Pfizer made a $15.0 million non-refundable payment to us in May 2014, and the dosing of the first patient in the Phase 3 clinical trial triggered the remaining $20.0 million milestone payment to us, which we received in August 2015.

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

Research Services Agreement with University of Basel

We have a research services agreement with the University, under which University personnel have performed research services for us on an as-requested basis since 2004 pursuant to separately negotiated research plan work orders, each lasting one year. We have no obligation to continue to purchase services from the University under the agreement. Under the current research plan, the University is performing research services related to potential oral selectin antagonists and PK evaluation for new selectin antagonists in development by us. We have agreed to pay the University consideration for the research services performed, as determined in connection with each annual research plan work order. For each of the annual research terms ended in February 2014 and 2015, we paid the University approximately $200,000.

We do not license any intellectual property from the University under this agreement as the University assigns to us its rights in any intellectual property jointly developed under this agreement. However, as part of the original consideration for entering into the agreement, we granted to the University the right to receive payments from us under specified circumstances. Accordingly, if we receive any future milestone payments or royalties from Pfizer with respect to rivipansel, we have agreed to pay 10% of those amounts to the University, subject to specified exceptions. These potential payments to the University are our only affirmative obligation under the agreement other than payment for research services for ongoing research plan work orders. As of December 31, 2015, we accrued $2.0 million that is payable to the University, which is equal to 10% of the $20.0 million non-refundable milestone payment we received from Pfizer in August 2015. The $1.5 million due upon receipt of the $15.0 million non-refundable payment received from Pfizer in May 2014 was accrued as of December 31, 2014 and subsequently paid in February 2015.

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

Intellectual Property

We strive to protect the intellectual property that we believe is important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our drug candidates and their methods of use. We have issued patents directed to rivipansel and methods of use that are expected to expire between 2023 and 2030.  We also have an issued patent which covers GMI-1271 which currently will expire in 2032.  In addition, we have several pending patent applications covering GMI-1271 and/or methods of using it, the last expiring of which, if issued, currently would be predicted to expire in 2034.

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

Rivipansel: Sickle Cell Anemia

The only approved drug for sickle cell anemia is hydroxyurea, an antineoplastic agent that was initially approved for the treatment of cancer.  While hydroxyurea has been shown to reduce the frequency of painful crises and blood transfusions in adults with sickle cell anemia, it is not effective in relieving symptoms or accelerating the resolution of an ongoing VOC episode. Moreover, since it is a cytotoxic and myelosuppressive agent, hydroxyurea is not suitable for all patients and can have significant toxicities and side effects that warrant close monitoring and supervision. There are no drugs currently approved for the treatment of sickle cell anemia patients experiencing an acute VOC episode.  While there are multiple compounds in various stages of clinical development, Mast Therapeutics, or Mast, is conducting a Phase 3 trial for a drug (MST-188) to treat VOC once the crisis is underway.

In addition, there are a number of other compounds that are in clinical development as either prophylactic or gene therapy/blood transfusion approaches to treat patients with sickle cell anemia, including:

•	Prophylactic Approaches: Emmaus Life Sciences, Inc. (L-glutamine); Selexys Pharmaceuticals Corporation (SelG1); Baxter International (Aes-103); and Global Blood Therapeutics (GBT440).
•	Gene Therapy/Blood Transfusion Approaches: Blue Bird Bio (Lentiglobin BB305); Sangamo Biosciences/Biogen Idec (ZFN Knockout); and Bellicum Pharmaceuticals (BPX-501).

Although bone marrow transplant is currently available and can be curative for sickle cell disease, its use is limited by the lack of availability of matched donors and by the risk of serious complications, including graft versus host disease and infection. Attempts to develop a cure through gene therapy remain at an early stage, but if these approaches were to be successful and received regulatory approval, this could limit the market for a drug such as rivipansel.

GMI-1271: Hematologic Malignancies

Our drug discovery, development and commercialization activities in oncology face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. As the treatment landscape for AML and MM changes, there is substantial risk that GMI-1271 might not provide additional benefit over other therapies.

While many chemotherapies in development for hematologic malignancies will likely be complementary to GMI-1271, there are also therapies in development that could be directly competitive with GMI-1271.  In particular, there are a number of CXCR4 antagonists in clinical development that target the bone marrow microenvironment in order to mobilize and sensitize cancer cells to chemotherapy, including Sanofi-Aventis (Mozobil), Bristol Myers Squibb (BMS-936564), NOXXON Pharma (NOX-A12), and BioLine RX (BL-8040).

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

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, accelerated approval, priority review, and breakthrough therapy designation, which are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. The FDA may review sections of the NDA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

The FDA may give a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the new PDUFA agreement, these six and ten month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, passed in July 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

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

Federal and State Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state healthcare laws and regulations restrict business practices in the biopharmaceutical industry. These laws include anti-kickback and false claims laws and regulations, data privacy and security, and transparency laws and regulations.

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

The reach of the federal Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively PPACA, which, among other things, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Federal false claims laws, including the federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final HIPAA Omnibus Rule published on January 25, 2013, imposes specified requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members.

We may also be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, as well as state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Coverage and Reimbursement

The future commercial success of our drug candidates and our or any of our collaborator’s ability to commercialize any approved drug candidates successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for our drug candidates. Government health administration authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government, through the Medicare or Medicaid programs, provides reimbursement for such treatments. In the United States, the EU and other potentially significant markets for our drug candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

Third-party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for medical products. For example, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of healthcare services and products. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our drug candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our drugs and drug candidates or exclusion of our drugs and drug candidates from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved drug candidates. We cannot provide any assurances that we will be able to obtain and maintain third party coverage or adequate reimbursement for our drug candidates in whole or in part.

Impact of Healthcare Reform on our Business

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

There have been several U.S. government initiatives over the past few years to fund and incentivize certain comparative effectiveness research, including creation of the Patient-Centered Outcomes Research Institute under

PPACA. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payors do not consider our drug candidates to be cost-effective compared to other available therapies, they may not cover our drug candidates, once approved, as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis.

PPACA became law in March 2010 and substantially changes the way healthcare is financed by both governmental and private insurers. Among other measures that may have an impact on our business, PPACA establishes an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Additionally, PPACA extends manufacturers’ Medicaid rebate liability, expands eligibility criteria for Medicaid programs, and expands entities eligible for discounts under the Public Health Service pharmaceutical pricing program.  At this time, we are unsure of the full impact that PPACA will have on our business.  There have been judicial and Congressional challenges to certain aspects of PPACA, and we expect such challenges and amendments to continue.  In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we are able to charge for our drug candidates, once approved, or the amounts of reimbursement available for our drug candidates once they are approved. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

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

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which began in 2013 and, following passage of the Bipartisan Budget Act of 2015, will continue through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding.

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

Employees

As of December 31, 2015, we had 38 full-time employees, all of whom are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Customer Concentration and Geographic Information

Substantially all of our revenue for the years ended December 31, 2015, 2014 and 2013 was derived from Pfizer and was earned in the United States. All of our long-lived assets are located in the United States.

Corporate Information

We were incorporated under the laws of the State of Delaware in April 2003 and commenced operations in May 2003. Our principal executive offices are located at 9708 Medical Center Drive, Rockville, Maryland 20850. Our telephone number is (240) 243-1201.

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

ITEM 1A.RISK FACTORS

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

Since inception, we have incurred significant operating losses. As of December 31, 2015, we had an accumulated deficit of $87.2 million. We have financed our operations to date with $64.1 million raised in private placements of convertible debt and convertible preferred stock, an aggregate of $57.5 million received from upfront and milestone payments under our license agreement with Pfizer and $57.2 million from our initial public offering, or IPO, in January 2014. We have not generated any meaningful revenue since our inception other than from the upfront and milestone payments from Pfizer.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are still in the early stages of development of our drug candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Although responsibility for further development, regulatory approval and potential commercialization of our lead drug candidate, rivipansel, has transferred to Pfizer under our collaboration with them following the completion of our Phase 2 clinical trial, we anticipate that our expenses will increase substantially as we:

•	conduct clinical trials of GMI-1271 in AML and MM;
•	commence and conduct clinical trials of GMI-1359;
•	continue the research and development of our other drug candidates;
•	seek to discover and develop additional drug candidates;
•	seek regulatory approvals for any drug candidates that successfully complete clinical trials;
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

We believe that our cash and cash equivalents as of December 31, 2015 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2017, without giving effect to any potential milestone payments we may receive under our agreement with Pfizer. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

•	our agreement with Pfizer remaining in effect and our ability to achieve milestones under this and any other license or collaboration agreement that we may enter into in the future;
•	the progress and results of the Phase 3 clinical trial of rivipansel;
•

the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other drug candidates, including our ongoing and planned Phase 1/2 clinical trials of GMI-1271 and GMI-1359;

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As of December 31, 2015, we had federal and state NOL carryforwards of $63.0 million, research and development tax credit carryforwards of $6.9 million and orphan drug credit carryovers of $3.2 million, each of which could be limited if we experience an ownership change.

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

We are very early in our development efforts and have only two drug candidates that are in clinical trials. All of our other drug candidates are still in preclinical development. If we or our collaborators are unable to commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts, and rivipansel and GMI-1271 are our only drug candidates that are in clinical trials. All of our other drug candidates are still in preclinical development. We have not completed the development of any drug candidates, we currently generate no revenue from the sale of any drugs and we may never be able to develop a marketable drug. We have invested substantially all of our efforts and financial resources in the development of our glycomimetics platform, the identification of potential drug candidates using that platform and the development of our drug candidates. Other than with respect to rivipansel, for which our collaborator Pfizer now has the responsibility for further development and commercialization, our ability to generate revenue from our other drug candidates, which we do not expect will occur for many years, if ever, will depend heavily on their successful development and eventual commercialization. The success of those drug candidates will depend on several factors, including:

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

We or our collaborators may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because our lead drug candidates are intended to treat patients with orphan diseases such as sickle cell disease, AML and MM, our or our collaborators’ ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same or similar indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates. Patient enrollment is also affected by other factors, including:

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

We have limited capabilities for drug development and do not yet have any capabilities for sales, marketing or distribution. Under our license agreement with Pfizer, Pfizer is responsible for all further development, regulatory approval and potential commercialization efforts with respect to rivipansel. Other than rivipansel and GMI-1271, all of our drug candidates are still in preclinical development, and therefore our success is highly dependent on our collaboration with Pfizer. We cannot assure you that Pfizer will continue to develop rivipansel in a timely manner, or at all, or, if it achieves regulatory approval, that Pfizer will successfully commercialize rivipansel.

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

•	collaborators could experience delays in initiating or conducting clinical trials for any number of reasons;
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

If our collaboration with Pfizer or any other collaborations we might enter into in the future do not result in the successful development and commercialization of drugs, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration.  In addition, even if we are eligible to receive these payments, they could be substantially delayed. For example, under our license agreement, Pfizer has the option to commence another Phase 2 clinical trial of rivipansel, and such commencement would delay or inhibit our ability to receive some of the milestone payments we might otherwise have received under the agreement. If we do not receive the funding we expect under these agreements, the development of our drug candidates could be delayed and we may need additional resources to develop our drug candidates. All of the risks relating to drug development, regulatory approval and commercialization described in this report also apply to the activities of our collaborators.

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

We currently expect to engage a third-party contract research organization, or CRO, to conduct our ongoing and planned clinical trials for GMI-1271 and GMI-1359 and any of our other drug candidates that may progress to clinical development. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. Agreements with such third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our drug development activities.

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

In addition, there are a number of other compounds that are in clinical development as either prophylactic or gene therapy/blood transfusion approaches to treat patients with sickle cell anemia, including:

•	Prophylactic Approaches: Emmaus Life Sciences, Inc. (L-glutamine); Selexys Pharmaceuticals Corporation (SelG1); Baxter International (Aes-103); and Global Blood Therapeutics (GBT440).
•	Gene Therapy/Blood Transfusion Approaches: Blue Bird Bio (Lentiglobin BB305); Sangamo Biosciences/Biogen Idec (ZFN Knockout); and Bellicum Pharmaceuticals (BPX-501).

If any these approaches are successful and receive regulatory approval, it could limit the market for a drug such as rivipansel.

Although bone marrow transplant is currently available and can be curative for sickle cell disease, its use is limited by the lack of availability of matched donors and by the risk of serious complications, including graft versus host disease and infection. Attempts to develop a cure through gene therapy remain at an early stage, but if these approaches were to be successful and received regulatory approval, this could limit the market for a drug such as rivipansel.

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

In addition, a competitor’s drug candidate with an orphan drug designation may receive marketing approval prior to rivipansel. For example, Mast recently announced that it received orphan drug designation in Europe for its drug candidate intended to treat an ongoing VOC episode. If Mast receives orphan drug designation or pediatric exclusivity in the United States and marketing approval for its drug candidate prior to rivipansel receiving marketing approval, the commercial success of rivipansel could be significantly limited.

Our drug discovery, development and commercialization activities in oncology face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. As the treatment landscape for AML and MM changes, there is substantial risk that GMI-1271 might not provide additional benefit over other therapies.

While many chemotherapies in development for hematologic malignancies will likely be complementary to GMI-1271, there are also therapies in development that could be directly competitive with GMI-1271.  In particular, there are a number of CXCR4 antagonists in clinical development that target the bone marrow microenvironment in order to mobilize and sensitize cancer cells to chemotherapy, including Sanofi’s Mozobil, Bristol Myers Squibb’s BMS-936564, Noxxon’s NOX-A12, and Bioline’s BL-8040.

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

Even if we or our collaborators are able to commercialize any of our drug candidates, the drugs may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. However, one payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage for the drug. Our or our collaborators’ inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved drugs that we develop could adversely affect our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

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

For marketing exclusivity in the treatment of an ongoing VOC episode in sickle cell disease, we expect to rely primarily on the orphan drug designation that the FDA has granted us for rivipansel, which includes the treatment of the complications of sickle cell disease. However, in order to obtain marketing exclusivity, we must receive the first marketing approval of rivipansel for such indication. In addition, the orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If we experience delays in obtaining approval or if we fail to obtain approval of our drug candidates, the commercial prospects for our drug candidates may be harmed and our ability to generate revenue will be materially impaired.

Even though we have obtained orphan drug designation for our most advanced drug candidate, rivipansel, and for GMI-1271, we may not be able to obtain orphan drug marketing exclusivity for these drug candidates or any of our other drug candidates.

Regulatory authorities in some jurisdictions, including the United States and the European Union, or EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We have obtained orphan drug designation from the FDA and the EMA for rivipansel for the treatment of VOC. We have also obtained orphan drug designation from the FDA for GMI-1271 for the treatment of AML. We may seek orphan drug designation for our other drug candidates or for GMI-1271 for additional indications, such as MM. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and 10 years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a drug candidate, that exclusivity may not effectively protect the candidate from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve another drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

Our current and future business and relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient data privacy and security regulation by the U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs, such as Medicare and Medicaid;

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

•

the federal Open Payments program, pursuant to the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members, with disclosure of such information to be made by CMS on a publicly available website; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, disgorgement, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively PPACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, improve quality of care, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of PPACA of importance to our business and potential drug candidates are:

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

There have been judicial and Congressional challenges to certain aspects of PPACA, and we expect there will be additional challenges and amendments in the future. In addition, other legislative changes have been proposed and adopted since PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which began in 2013, pursuant to the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing the 2% Medicare payment reductions, and on April 1, 2013, these reductions went into effect. Pursuant to the Bipartisan Budget Act of 2015, these reductions will stay in effect through 2025, unless additional Congressional action is taken.  In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

Although we are still unsure of the full impact that PPACA will have on our business, we expect that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

Our employees and employees of our collaborators may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We and our collaborators are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, or any such actions are instituted against any of our collaborators, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions and diminished royalties.

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

In addition, we have filed registration statements on Form S-8 registering the issuance of approximately 3.7 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements are available for sale in the public market subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of our affiliates.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially own a majority of our common stock. Further, funds controlled by one investor, New Enterprise Associates, or NEA, beneficially own nearly 50% of our common stock. As a result, NEA is able to control, and these other persons, acting together, are able to significantly influence, all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

ITEM  1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our principal offices occupy approximately 34,000 square feet of leased office space in Rockville, Maryland, pursuant to a lease agreement that expires in October 2023.  We believe that our properties are generally in good condition, well maintained, suitable and adequate to carry on our business. We believe our capital resources are sufficient to lease any additional facilities required to meet our expected growth needs.

ITEM  3.LEGAL PROCEEDINGS

From time to time, we are subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM  4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock commenced trading on The NASDAQ Global Market under the symbol “GLYC” on January 10, 2014. Prior to our IPO, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low reported sales price of our common stock as reported on the NASDAQ Global Market:

Year Ended December 31, 2015	High	Low
First quarter	$9.00	$6.66
Second quarter	9.22	7.51
Third quarter	8.00	5.47
Fourth quarter	7.18	4.88

Year Ended December 31, 2014	High	Low
January 10, 2014-March 31,2014	$18.99	$8.40
Second quarter	17.46	6.02
Third quarter	10.10	6.47
Fourth quarter	9.68	6.18

Dividend Policy

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Stockholders

As of February 25, 2016, we had 19,064,393 shares of common stock outstanding held by approximately 38 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Comparison of Cumulative Total Return

Among GlycoMimetics, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index

$200
$150
$100
$50
NASDAQ Biotechnology Index
NASDAQ Composite Index
GlycoMimetics, Inc.
1/10/2014
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015

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

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed by us with the Securities and Exchange Commission on January 10, 2014. Through December 31, 2015, $47.8 million of the net proceeds had been used to conduct our Phase 1 and Phase 1/2 clinical trials of GMI-1271, to fund the research and development of our other drug candidates and for working capital and other general corporate purposes.

Recent Sales of Unregistered Securities

In November 2015, we issued 8,993 shares of common stock upon the net exercise of warrants at an exercise price of $0.33 per share. In December 2015, we issued 2,334 shares of common stock upon the net exercise of warrants at an exercise price of $0.33 per share. The issuance of these securities was exempt from registration under Section 3(a)(9) of the Securities Act.

 Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

ITEM  6.SELECTED FINANCIAL DATA

The following selected financial data as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 is derived from our audited financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The statement of operations data for the year ended December 31, 2012 and 2011, and the balance sheet data as of December 31, 2013, 2012 and 2011, have been derived from our audited financial statements which are not included herein. Our historical results are not necessarily indicative of the results to be expected in the future. The selected financial data should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
(in thousands, except share and per share data)	2015	2014	2013	2012	2011
Statement of Operations Data:
Revenue	$20,071	$15,027	$3,993	$15,257	$3,814
Costs and expenses:
Research and development expense	25,050	19,571	11,701	9,438	7,799
General and administrative expense	7,805	6,596	2,899	2,184	2,133
Total costs and expenses	32,855	26,167	14,600	11,622	9,932
(Loss) income from operations	(12,784)	(11,140)	(10,607)	3,635	(6,118)
Other income:
Interest income	15	18	1	21	5
Total other income	15	18	1	21	5
Net (loss) income and comprehensive (loss) income	$(12,769)	$(11,122)	$(10,606)	$3,656	$(6,113)
Net (loss) income per share of common stock—basic	$(0.67)	$(0.60)	$(8.87)	$3.93	$(6.58)
Net (loss) income per share of common stock—diluted	$(0.67)	$(0.60)	$(8.87)	$0.33	$(6.58)
Weighted average shares outstanding, basic	19,010,587	18,452,252	1,196,162	929,619	928,604
Weighted average shares outstanding, diluted	19,010,587	18,452,252	1,196,162	11,016,532	928,604

	As of December 31,
(in thousands)	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$46,803	$55,199	$2,311	$17,373	$28,172
Total assets	48,462	57,264	5,283	18,420	28,909
Total liabilities	7,991	6,461	2,376	5,891	20,452
Total stockholders’ equity	40,472	50,803	2,907	12,528	8,457

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are focusing our initial efforts on drug candidates for rare diseases that we believe will qualify for orphan drug designation. We are developing our lead drug candidate, rivipansel, for the treatment of vaso-occlusive crisis, or VOC, one of the most severe complications of sickle cell disease. Rivipansel has received both orphan drug designation and fast track designation from the U.S. Food and Drug Administration, or FDA, for the treatment of VOC. In October 2011, we entered into a license agreement with Pfizer under which we were responsible for the clinical development of rivipansel through the completion of a Phase 2 clinical trial. Following our completion of the Phase 2 clinical trial in April 2013, Pfizer is now responsible for all further clinical development, regulatory approval and potential commercialization of rivipansel for all indications and Pfizer has commercial rights to rivipansel worldwide.

In July 2014, Pfizer reached an agreement with the FDA under a special protocol assessment, or SPA, for the Phase 3 clinical trial.  Pfizer enrolled the first patient in this Phase 3 clinical trial in June 2015. The Phase 3 trial, entitled “RESET” (Rivipansel: Evaluating Safety, Efficacy and Time to Discharge),  is assessing the efficacy and safety of rivipansel for the treatment of VOC in patients hospitalized with sickle cell disease.  Pfizer intends to enroll at least 350 subjects with sickle cell disease, aged six and older who are hospitalized for VOC, in this Phase 3, multicenter, randomized, double-blind, placebo-controlled, parallel-group trial, and will evaluate the efficacy and safety of treatment with rivipansel. Trial participants must be receiving treatment with intravenous, or IV, opioids for their VOC and must be able to receive the first dose of rivipansel within 24 hours of initiation of intravenous opioid therapy. The primary endpoint for the trial will be time to readiness-for-discharge. Key secondary endpoints will include time to discharge, cumulative IV opioid consumption and time to discontinuation of IV opioids.

Building on our experience with rivipansel, we are developing a pipeline of other glycomimetic drug candidates. Our second most advanced drug candidate, GMI-1271, is a specific E-selectin inhibitor, which we are developing to be used in combination with chemotherapy to treat patients with either acute myeloid leukemia, or AML, or multiple myeloma, or MM, both of which are life-threatening hematologic cancers, and potentially other hematologic cancers as well. GMI-1271 received orphan drug designation from the FDA in May 2015.

We have initiated a multinational, Phase 1/2, open-label trial of GMI-1271 as an adjunct to standard chemotherapy in patients with AML. This trial in males and females with AML is being conducted at a number of academic institutions in the United States, Ireland and Australia. The trial consists of two parts. In the Phase 1 portion, escalation testing will be performed to determine a recommended GMI-1271 dose in combination with standard chemotherapy. In the Phase 2 portion, dose-expansion testing will be conducted to obtain additional safety and efficacy data in defined sub-populations of AML.

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

We are also developing a pipeline of other preclinical drug candidates based on our expertise in carbohydrate chemistry. We have designed a family of small molecule drug candidates that simultaneously inhibit both E-selectin and CXCR4. Since E-selectin and CXCR4 are both adhesion molecules that keep cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone marrow such as AML and MM, as compared to targeting CXCR4 alone. We are currently evaluating one of these compounds, GMI-1359, for clinical development and anticipate filing an IND in the third quarter of 2016.

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

Since inception, we have incurred significant operating losses. Although we have generated cumulative revenue of $58.6 million since our inception through December 31, 2015, primarily consisting of the $22.5 million upfront payment from Pfizer in 2011, the $15.0 million non-refundable milestone payment in May 2014 and the $20.0 million non-refundable milestone payment in August 2015, we had an accumulated deficit of $87.2 million as of December 31, 2015, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our collaboration with Pfizer, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•	initiate and conduct our planned clinical trials of GMI-1271 and GMI-1359;
•	continue the research and development of our other drug candidates;
•	seek to discover and develop additional drug candidates;
•	seek regulatory approvals for any drug candidates other than rivipansel that successfully complete clinical trials;
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

To fund further operations, we will need to raise capital in addition to the net proceeds we received from our IPO and additional milestone payments we may receive under our collaboration with Pfizer. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations into the first quarter of 2017. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

We have a research services agreement with the University of Basel, or the University, under which University personnel have performed research services for us on an as-requested basis since 2004. The agreement includes one-year research terms, and we have no affirmative obligation to purchase any minimum amount of services in any year beyond what we commit to at the beginning of each term, if any. For each of the research terms ended in February 2014 and 2015, we paid the University approximately $200,000. As part of the original consideration for entering into this agreement, we granted to the University the right to receive payments from us under specified circumstances. If we receive any future milestone payments or royalties from Pfizer with respect to rivipansel, we have agreed to pay 10% of those amounts to the University. As of December 31, 2015, we have recorded a $2.0 million liability to the University based upon the $20.0 million non-refundable milestone payment from Pfizer.

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

Revenue Recognition

License and Collaboration Agreements

We have entered into a license agreement with Pfizer. Under the agreement, Pfizer made a nonrefundable $22.5 million upfront payment to us in 2011, a $15.0 million milestone payment in 2014 and a $20.0 million milestone payment in 2015. Pfizer may become obligated to make additional milestone payments to us upon the achievement of significant clinical development milestones, regulatory approvals and sales-based events.

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

Income Taxes

We recorded deferred tax assets of $39.4 million as of December 31, 2015, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating loss, or NOL, carryforwards and research and development tax credit carryforwards. As of December 31, 2015, we had federal and state NOL carryforwards of $63.0 million, research and development tax credit carryforwards of $6.9 million, and $3.2 million of orphan drug tax credit carryforwards available to reduce future taxable income, if any. Our federal and state NOL carryforwards will begin to expire at various dates starting in 2033. In general, if we experience a greater than 50 percentage point aggregate change in ownership of specified significant stockholders over a three-year period, utilization of our pre-change NOL carryforwards will be subject to an annual limitation under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change as a result of changes in our stock ownership, some of which changes may be outside our control, the tax benefits related to the NOL carryforwards may be further limited or lost.

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

Other Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Years Ended December 31, 2015 and 2014

The following table sets forth our results of operations for the years ended December 31, 2015 and 2014.

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2015	2014	CHANGE
Revenue	$20,071	$15,027	$5,044
Costs and expenses:
Research and development expense	25,050	19,571	5,479
General and administrative expense	7,805	6,596	1,209
Total costs and expenses	32,855	26,167	6,688
Loss from operations	(12,784)	(11,140)	(1,644)
Other income	15	18	(3)
Net loss and comprehensive loss	$(12,769)	$(11,122)	$(1,647)

Revenue

Revenue increased by $5.0 million to $20.0 million for the year ended December 31, 2015, or 34%, compared to the same period in 2014. The revenue recorded for the year ended December 31, 2015 was due to the $20.0 million non-refundable milestone payment from Pfizer triggered upon the dosing of the first patient in the Phase 3 clinical trial of rivipansel in June 2015. The revenue recorded for the year ended December 31, 2014 was based on the $15.0 million non-refundable milestone payment received from Pfizer in May 2014.

Research and Development Expense

Research and development expense increased by $5.5 million to $25.1 million for the year ended December 31, 2015, from $19.6 million in the year ended December 31, 2014, reflecting an increase of 28%. The increase in research and development expense was primarily attributable to the costs associated with the Phase 1/2 clinical trial of GMI-1271 in AML, including the services provided by the contract research organization supporting the trial as well as by the investigator sites enrolling the patients. The first patient was dosed in the Phase 1/2 clinical trial of GMI-1271 in May 2015. In addition, the preclinical development of GMI-1359, our next drug candidate, has resulted in increased expenses in manufacturing and for the toxicology studies required to support a potential IND filing.  Personnel-related fees increased by $1.1 million for the year ended December 31, 2015 compared to December 31, 2014 primarily attributable to an increased number of research and development employees to support our clinical programs.

The milestone license fees increased by $500,000 for the year ended December 31, 2015 compared to the year ended December 31, 2014 based on the fees due to the University of Basel upon our receipt of the Pfizer milestone payments.  As part of the original consideration for entering into an agreement with the University, we granted to the University the right to receive 10% of payments related to rivipansel under specified circumstances including any future milestone payments or royalties from Pfizer with respect to rivipansel.

The following table summarizes our research and development expense by functional area for the years ended December 31, 2015 and 2014:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2015	2014	CHANGE
Clinical development	$4,135	$2,119	$2,016
Manufacturing and formulation	8,769	7,410	1,359
Contract research services, consulting and other costs	2,285	2,386	(101)
Laboratory costs	1,508	1,216	292
Personnel-related	5,549	4,407	1,142
Stock-based compensation	802	513	289
Milestone license fee	2,002	1,520	482
Research and development expense	$25,050	$19,571	$5,479

The following table summarizes our research and development expense by drug candidate for the years ended December 31, 2015 and 2014:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2015	2014	CHANGE
GMI-1271	$10,770	$9,611	$1,159
GMI-1359	3,256	311	2,945
Rivipansel	2,026	1,567	459
GMI-1051	61	83	(22)
Other research and development	2,586	3,085	(499)
Personnel-related and stock-based compensation	6,351	4,914	1,437
Research and development expense	$25,050	$19,571	$5,479

General and Administrative Expense

The following table discloses the components of our general and administrative expense for the year ended December 31, 2015 and 2014:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2015	2014	CHANGE
Personnel-related	$2,363	$2,048	$315
Stock-based compensation	1,521	1,123	398
Legal, consulting and other professional expenses	3,334	2,916	418
Other	587	509	78
General and administrative expense	$7,805	$6,596	$1,209

During the year ended December 31, 2015, our general and administrative expense increased by $1.2 million compared to the same period in 2014, reflecting an increase of 18%. This increase in general and administrative expense was primarily attributable to additional professional fees, including patent costs and market research studies, as well as increased stock-based compensation expense, which increased due to new awards granted to employees and directors in 2015.

Results of Operations for the Years Ended December 31, 2014 and 2013

The following table sets forth our results of operations for the years ended December 31, 2014 and 2013.

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2014	2013	CHANGE
Revenue	$15,027	$3,993	$11,034
Costs and expenses:
Research and development expense	19,571	11,701	7,870
General and administrative expense	6,596	2,899	3,697
Total costs and expenses	26,167	14,600	11,567
Loss from operations	(11,140)	(10,607)	(533)
Other income	18	1	17
Net loss and comprehensive loss	$(11,122)	$(10,606)	$(516)

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

The following table summarizes our research and development expense by functional area for the years ended December 31, 2014 and 2013:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2014	2013	CHANGE
Clinical development	$2,119	$1,622	$497
Manufacturing and formulation	7,410	2,955	4,455
Contract research services, consulting and other costs	2,386	1,925	461
Laboratory costs	1,216	1,200	16
Personnel-related	4,407	3,769	638
Stock-based compensation	513	230	283
Milestone license fee	1,520	—	1,520
Research and development expense	$19,571	$11,701	$7,870

The following table summarizes our research and development expense by drug candidate for the years ended December 31, 2014 and 2013:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2014	2013	CHANGE
GMI-1271	$9,611	$3,988	$5,623
GMI-1359	311	71	240
Rivipansel	1,567	1,205	362
GMI-1051	83	7	76
Other research and development	3,085	2,442	643
Personnel-related and stock-based compensation	4,914	3,988	926
Research and development expense	$19,571	$11,701	$7,870

General and Administrative Expense

The following table discloses the components of our general and administrative expense for the year ended December 31, 2014 and 2013:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2014	2013	CHANGE
Personnel-related	$2,048	$1,294	$754
Stock-based compensation	1,123	196	927
Legal, consulting and other professional expenses	2,916	1,095	1,821
Other	509	314	195
General and administrative expense	$6,596	$2,899	$3,697

General and administrative expense increased for the year ended December 31, 2014 by $3.7 million primarily due to an increase in professional fees, director and officer’s insurance expense and other costs associated with supporting our public company operations. In addition, stock-based compensation increased during the year ended December 31, 2014 due to additional awards granted in 2014.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through the private placements of our capital stock, our IPO and upfront and milestone payments from Pfizer. As of December 31, 2015, we had $46.8 million in cash and cash equivalents.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of December 31, 2015 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2017, without giving effect to any potential milestone payments we may receive under our license agreement with Pfizer. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net cash provided by (used in):
Operating activities	$(8,242)	$(4,282)	$(15,539)
Investing activities	(269)	(213)	(82)
Financing activities	114	57,383	559
Net change in cash and cash equivalents	$(8,397)	$52,888	$(15,062)

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

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Operating Activities

Net cash used in operating activities was $8.2 million during the year ended December 31, 2015 compared to $4.3 million during the year ended December 31, 2014. The increase in cash used in operating activities in the year ended December 31, 2015 compared to the year ended December 31, 2014 was driven by the increased Phase 1/2 clinical trial expenses for GMI-1271 and the expenses related to the preclinical studies and manufacturing development of GMI-1359 which were offset by the receipt of the $20.0 million non-refundable milestone payment from Pfizer. Net cash used in operating activities for the year ended December 31, 2014 reflects the amounts used for the manufacturing and process development of GMI-1271 offset by the receipt of the $15.0 million non-refundable milestone payment from Pfizer.

Investing Activities

Net cash used in investing activities relates primarily to the purchase of property and equipment. The increase in property and equipment purchases from $213,000 for the year ended December 31, 2014 to $269,000 for the year ended December 31, 2015 was the result of purchases of additional furniture and equipment related to moving into our new office headquarters in June 2015.  Net cash used in investing activities for the year ended December 31, 2014 primarily included the acquisition of additional lab equipment needed to further our research and development activities.

Financing Activities

Net cash provided by financing activities of $114,000 during the year ended December 31, 2015 is comprised primarily of employee stock option exercises. Net cash provided by financing activities of $57.4 million during the year ended December 31, 2014 reflects net proceeds received from our IPO of $57.2 million with the remaining cash inflows provided from the exercise of employee stock options.

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

Contractual Obligations

As of December 31, 2015, our significant contractual obligations consisted solely of rent obligations under non-cancelable lease for our current office space in Rockville, Maryland, which has a term through October 2023.

The following table depicts our obligations under this lease  as of December 31, 2015.

	Payments Due by Period
							After
	Total	2016	2017	2018	2019	2020	2020
	(In thousands)
Operating lease	$5,206	$610	$625	$641	$657	$673	$2,000

The foregoing table does not include various agreements that we have entered into for services with third-party vendors, including agreements to conduct clinical trials, to manufacture products, and for consulting and other contracted services due to the cancelable nature of the services. We accrue the costs of these agreements based on estimates of work completed to date.

The foregoing table also does not include a 2015 payment obligation of $2.0 million due to the University of Basel, representing 10% of the $20.0 million non-refundable milestone payment that we received from Pfizer in August 2015. The contractual obligations table does not include any potential future payments we may be required to make under our research agreement with the University, under which we have agreed to pay 10% of any future milestone payments or royalties we may receive from Pfizer with respect to rivipansel. Due to the uncertainty of the achievement and timing of the events requiring payment under that agreement, the amounts to be paid by us cannot be determined as of the date of this report.

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

ITEM  7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2015 and 2014, we had cash and cash equivalents of $46.8 million and $55.2 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial statement schedules required to be filed are listed in the Index to Financial Statements and are incorporated herein.

ITEM  9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002. Because we

qualify as an emerging growth company under the JOBS Act, management's report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

We will file a definitive proxy statement for our 2016 annual meeting of stockholders (the “2016 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2016 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the relevant information to be included in the 2016 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM  11.EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the relevant information to be included in the 2016 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the relevant information to be included in the 2016 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the relevant information to be included in the 2016 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

ITEM  14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the relevant information to be included in the 2016 Proxy Statement under the caption “Ratification of Selection of Independent Auditors.”

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

February 29, 2016

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

Signature	Title	Date

/s/ Rachel K. King Rachel K. King	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016

/s/ Brian M. Hahn Brian M. Hahn	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2016

/s/ John J. Baldwin, Ph.D. John J. Baldwin, Ph.D.	Director	February 29, 2016

/s/ M. James Barrett, Ph.D. M. James Barrett, Ph.D.	Director	February 29, 2016

/s/ John L. Magnani, Ph.D. John L. Magnani, Ph.D.	Director	February 29, 2016

/s/ Franklin H. Top, Jr., M.D. Franklin H. Top, Jr., M.D.	Director	February 29, 2016

/s/ Timothy Pearson Timothy Pearson	Director	February 29, 2016

/s/ Mark A. Goldberg, M.D. Mark A. Goldberg M.D.	Director	February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of GlycoMimetics, Inc.

We have audited the accompanying balance sheets of GlycoMimetics, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GlycoMimetics, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia

February 29, 2016

GLYCOMIMETICS, INC.

Balance Sheets

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$46,802,560	$55,198,923
Prepaid expenses and other current assets	441,810	916,249
Total current assets	47,244,370	56,115,172
Property and equipment, net	521,378	452,270
Prepaid research and development expenses	696,531	696,531
Total assets	$48,462,279	$57,263,973
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$564,235	$874,028
Accrued bonuses	1,037,112	753,786
Accrued expenses	6,145,631	4,735,719
Current portion of deferred rent	—	97,012
Total current liabilities	7,746,978	6,460,545
Deferred rent	243,647	—
Total liabilities	7,990,625	6,460,545
Stockholders’ equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 19,050,204 shares issued and outstanding at December 31, 2015; 100,000,000 shares authorized, 18,939,838 shares issued and outstanding at December 31, 2014	19,049	18,940
Additional paid-in capital	127,619,078	125,181,463
Accumulated deficit	(87,166,473)	(74,396,975)
Total stockholders’ equity	40,471,654	50,803,428
Total liabilities and stockholders’ equity	$48,462,279	$57,263,973

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Operations and Comprehensive (Loss) Income

	Year Ended December 31,
	2015	2014	2013
Revenue	$20,070,750	$15,027,004	$3,992,649

Costs and expenses:
Research and development expense	25,050,179	19,571,073	11,701,155
General and administrative expense	7,805,396	6,595,738	2,897,974
Total costs and expenses	32,855,575	26,166,811	14,599,129
Loss from operations	(12,784,825)	(11,139,807)	(10,606,480)
Other income	15,327	18,241	894
Net loss and comprehensive loss	$(12,769,498)	$(11,121,566)	$(10,605,586)
Basic and diluted net loss per common share	$(0.67)	$(0.60)	$(8.87)
Basic and diluted weighted average number of common shares	19,010,587	18,452,252	1,196,162

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Stockholders’ Equity

	Series A-1 Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2012	30,726,326	$30,726	929,609	$930	$65,166,551	$(52,669,823)	$12,528,384
Exercise of options	—	—	496,984	498	558,434	—	558,932
Stock-based compensation	—	—	—	—	425,689	—	425,689
Net loss	—	—	—	—	—	(10,605,586)	(10,605,586)
Balance at December 31, 2013	30,726,326	30,726	1,426,593	1,428	66,150,674	(63,275,409)	2,907,419
Issuance of common stock, net of issuance costs	—	—	8,050,000	8,050	57,240,169	—	57,248,219
Conversion of preferred stock to common stock	(30,726,326)	(30,726)	9,305,359	9,305	21,421	—	—
Exercise of options and warrants	—	—	157,886	157	134,134	—	134,291
Stock-based compensation	—	—	—	—	1,635,065	—	1,635,065
Net loss	—	—	—	—	—	(11,121,566)	(11,121,566)
Balance at December 31, 2014	—	—	18,939,838	18,940	125,181,463	(74,396,975)	50,803,428
Exercise of options and warrants	—	—	110,366	109	114,012	—	114,121
Stock-based compensation	—	—	—	—	2,323,603	—	2,323,603
Net loss	—	—	—	—	—	(12,769,498)	(12,769,498)
Balance at December 31, 2015	—	$—	19,050,204	$19,049	$127,619,078	$(87,166,473)	$40,471,654

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(12,769,498)	$(11,121,566)	$(10,605,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	191,484	158,708	133,051
Loss on disposal of property and equipment	8,001	1,424	—
Stock-based compensation expense	2,323,603	1,635,065	425,689
Changes in assets and liabilities:
Prepaid expenses and other current assets	474,439	1,656,823	(1,976,891)
Prepaid research and development expenses	—	(696,531)	—
Accounts payable	(309,792)	(270,867)	380,700
Accrued expenses	1,693,238	4,459,292	187,134
Deferred revenue	—	—	(3,992,649)
Deferred rent	146,635	(103,935)	(90,518)
Net cash used in operating activities	(8,241,890)	(4,281,587)	(15,539,070)

Investing activities
Purchases of property and equipment	(268,594)	(212,603)	(82,091)
Net cash used in investing activities	(268,594)	(212,603)	(82,091)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	57,248,219	—
Proceeds from exercise of stock options and warrants	114,121	134,291	558,932
Net cash provided by financing activities	114,121	57,382,510	558,932
Net change in cash and cash equivalents	(8,396,363)	52,888,320	(15,062,229)
Cash and cash equivalents, beginning of period	55,198,923	2,310,603	17,372,832
Cash and cash equivalents, end of period	$46,802,560	$55,198,923	$2,310,603

Supplemental disclosure of cash flow information
Cash paid for taxes	$—	$80,000	$—

Supplemental disclosure of non-cash financing activities:
Conversion of Series A convertible preferred stock to common stock	$—	$38,805,055	$—

See accompanying notes.

GLYCOMIMETICS, INC.

Notes to Financial Statements

1. Description of the Business

GlycoMimetics, Inc. (the Company), a Delaware corporation headquartered in Rockville, Maryland, was incorporated on April 4, 2003 and commenced operations on May 21, 2003. The company is a clinical stage biotechnology company focused on the discovery and development of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. Glycomimetics are molecules that mimic the structure of carbohydrates involved in important biological processes. Using its expertise in carbohydrate chemistry and knowledge of carbohydrate biology, the Company is developing a pipeline of proprietary glycomimetics that inhibit disease-related functions of carbohydrates, such as the roles they play in inflammation, cancer and infection.

The Company’s executive personnel have devoted substantially all of their time to date to the planning and organization of the Company, the process of hiring scientists, initiating research and development programs and securing adequate capital for anticipated growth and operations. The Company has not commercialized any of its drug candidates and planned commercial operations have not commenced. The Company has incurred significant losses in the development of its drug candidates. The losses in prior periods were primarily attributable to the research and development of the Company’s lead drug candidate, rivipansel, and the preclinical and manufacturing expenses related to GMI-1271. The Company has not generated revenues from product sales. As a result, the Company has consistently reported negative cash flows from operating activities and net losses, had an accumulated deficit of $87,166,473 at December 31, 2015 and expects to continue incurring losses for the foreseeable future. The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its anticipated cash requirements into the first quarter of 2017.

The Company’s operations are subject to certain risks and uncertainties. The risks include the need to manage growth, the need to retain key personnel, the need to protect intellectual property, the availability of additional capital financing on terms acceptable to the Company and reliance on its collaboration with Pfizer. The Company’s current operating assumptions and projections, which reflect management’s best estimate of future revenue and operating expenses, indicate that anticipated operating expenditures into the first quarter of 2017 can be met by available working capital; however, the Company’s ability to meet its projections is subject to uncertainties, and there can be no assurance that the Company’s current projections will be accurate. If the Company’s cash requirements are more than projected, the Company may require additional financing. The type, timing and terms of financing selected by the Company, if required, will be dependent upon the Company’s cash needs, the availability of financing sources and the prevailing conditions in the financial markets. There can be no assurance that such financing will be available to the Company at any given time or available on favorable terms.

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

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents. The fair values of the financial instruments approximated their carrying values at December 31, 2015 and 2014, due to their short-term maturities. The Company accounts for recurring and nonrecurring fair value measurements in accordance with ASC 820, Fair Value Measurements. ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value, and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of December 31, 2015 and 2014. The carrying value of cash held in money market funds of approximately $45.5 million and $55.0 million as of December 31, 2015 and 2014, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over estimated useful lives ranging from three to seven years. Upon retirement or disposition of assets, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Expenditures for repairs and maintenance are charged to operations as incurred; major replacements that extend the useful life are capitalized. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

ESTIMATED USEFUL LIVES
Furniture and fixtures	7 years
Laboratory equipment	5 years
Office equipment	5 years
Computer equipment	5 years
Computer software	3 years
Leasehold improvements	Shorter of lease term or useful life

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of the carrying value of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant, and Equipment. ASC 360 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2015 and 2014, the Company determined that there were no impaired assets and had no assets held for sale.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the years ended December 31, 2015, 2014 and 2013, the Company’s net loss equals comprehensive loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Standards

On November 20, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. The classification change for all deferred taxes as noncurrent simplifies entities’ processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We elected to prospectively adopt the accounting standard in the fourth quarter of 2015.

Recent Accounting Standards Not Yet Effective

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of fiscal 2019. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures which may include impact recognition related to the upfront and milestone payments within our collaboration agreements.

With the exception of the new revenue standard discussed above, there have been no new accounting pronouncements that have significance, or potential significance, to our financial statements.

3. Net Loss Per Share of Common Stock

Basic net loss per common share is determined by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net income per share is computed by dividing net income by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method was used to determine the dilutive effect of the Company’s stock option grants and warrants and the if-converted method was used to determine the dilutive effect of the Company’s Series A-1 convertible preferred stock that was outstanding during 2013.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Net loss	$(12,769,498)	$(11,121,566)	$(10,605,586)
Basic and diluted net loss per common share	$(0.67)	$(0.60)	$(8.87)
Basic and diluted weighted average common shares outstanding	19,010,587	18,452,252	1,196,162

The following potentially dilutive securities outstanding at December 31, 2015, 2014 and 2013 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	2015	2014	2013
Warrants	578,687	590,595	635,249
Stock options and restricted stock units	2,235,775	1,806,980	1,968,364
Convertible preferred stock	—	—	9,305,359

4. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets at December 31:

	2015	2014
Prepaid expenses	$393,857	$819,922
Restricted deposits	—	57,700
Other receivables	38,683	22,334
Deposits	9,270	16,293
Prepaid expenses and other current assets	$441,810	$916,249

5. Property and Equipment

Property and equipment, net consisted of the following at December 31:

	2015	2014
Furniture and fixtures	$230,987	$122,653
Laboratory equipment	965,586	992,232
Office equipment	9,723	10,467
Computer equipment	181,053	190,554
Leasehold improvements	36,128	41,843
Property and equipment	1,423,477	1,357,749
Less accumulated depreciation	(902,099)	(905,479)
Property and equipment, net	$521,378	$452,270

Depreciation of property and equipment totaled $191,484,  $158,708 and $133,051 for the years ended December 31, 2015, 2014 and 2013, respectively.

6. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	December 31,	December 31,
	2015	2014
Accrued research and development expenses	$3,423,220	$2,726,511
Accrued license and milestone fees	2,000,000	1,500,000
Accrued consulting and other professional fees	242,227	77,273
Other accrued expenses	281,152	151,415
Accrued employee benefits	195,442	168,009
Accrued franchise and other taxes	3,590	112,511
Accrued expenses	$6,145,631	$4,735,719

7. Operating Leases

The Company leases office and research space in Rockville, Maryland under an eight-year operating lease (the Lease) that is subject to escalation clauses. The Lease commenced on November 1, 2015. The Company will have the right to sublease or assign all or a portion of the premises, subject to the conditions set forth in the Lease. The Lease may be terminated early by either the landlord or the Company in certain circumstances.  In connection with this lease arrangement, the Company received rent abatement as a lease incentive. The rent abatement has been recognized as deferred rent that is being adjusted on a straight-line basis over the term of the lease. Deferred rent related to the Lease was $243,647 at December 31, 2015. The Company’s leased office and research space in Gaithersburg, Maryland expired in October 2015. Deferred rent related to the expired lease was $97,012 at December 31, 2014. Total rent expense under these leases was $595,497 for 2015, $385,668 for 2014 and $369,938 for 2013.

The following table presents the future minimum lease payments as of December 31, 2015 under the Lease described above:

YEAR	AMOUNT
2016	$610,031
2017	625,282
2018	640,914
2019	656,937
2020	673,360
After 2020	1,999,416
Total	$5,205,940

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

Upon closing of the Company’s initial public offering in January 2014, all outstanding shares of convertible preferred stock converted into an aggregate of 9,305,359 shares of common stock. In addition, immediately following the closing of the initial public offering, the Company’s certificate of incorporation was amended to authorize 5,000,000 shares of undesignated preferred stock and 100,000,000 shares of common stock. Both the common stock and undesignated preferred stock have a par value of $0.001 per share.

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

Warrants to Acquire Company Stock

In connection with the issuance convertible unsecured promissory notes, the Company issued warrants to purchase an aggregate of 635,249 shares of common stock. In October 2006, the Company issued a warrant to purchase 1,544 shares of common stock at an exercise price of $25.92 per share to a commercial bank.

The following common stock warrants were outstanding as of December 31, 2015 and 2014:

12/31/2015	12/31/2014
NUMBER OF SHARES	NUMBER OF SHARES	EXERCISE
UNDERLYING OUTSTANDING	UNDERLYING OUTSTANDING	PRICE	EXPIRATION
WARRANTS	WARRANTS	PER SHARE	DATE
259,907	259,907	$0.33	July 18, 2018
301,986	301,986	0.33	January 16, 2019
-	11,908	0.33	December 9, 2015
15,250	15,250	0.33	January 30, 2019
1,544	1,544	25.92	October 13, 2016

For the year ended December 31, 2015, a total of 11,908 warrants were exercised at a weighted average exercise price of $0.33 per share. For the year ended December 31, 2014, a total of 44,654 warrants were exercised at a weighted average exercise price of $0.33 per share.  No warrants expired during the years ended December 31, 2015 and 2014.

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

A summary of the Company’s stock option activity under the 2003 Plan for the year ended December 31, 2015 is as follows:

			WEIGHTED-AVERAGE
		WEIGHTED-	REMAINING	AGGREGATE
	OUTSTANDING	AVERAGE	CONTRACTUAL TERM	INTRINSIC VALUE
	OPTIONS	EXERCISE PRICE	(YEARS)	(IN THOUSANDS)
Outstanding as of December 31, 2014	857,391	$1.26	5.2
Options granted	—	—
Options exercised	(99,029)	1.15
Options forfeited	(175)	1.98
Outstanding as of December 31, 2015	758,187	1.27	4.2	$3,376
Vested or expected to vest as of December 31, 2015	757,923	1.27	4.2	$3,375
Exercisable as of December 31, 2015	748,877	1.25	4.2	$3,346

During 2015, 2014 and 2013 the Company issued 99,029, 114,836 and 496,984 shares of common stock, respectively, in conjunction with stock option exercises. The Company received cash proceeds from the exercise of these stock options of approximately to $114,124, $133,957 and $558,932 during 2015, 2014 and 2013, respectively. Total intrinsic value of the options exercised during the years ended December 31, 2015 and 2014 was $667,258 and $629,232, respectively. Total intrinsic value of the options exercised during the years ended December 31, 2013 was not material.

As of December 31, 2015, there was $14,806 of total unrecognized compensation expense related to unvested options under the 2003 Plan that will be recognized over a weighted-average period of less than one year. The total fair value of shares vested in the years ended December 31, 2015, 2014 and 2013, was $50,310, $63,865 and $322,746, respectively.

The weighted-average fair value of the options granted during the years ended December 31, 2013 was $2.51. There were no options granted from this plan in 2015 or 2014. The weighted-average fair value of the options was determined by applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

2013
Expected term (years)	6.25
Expected volatility	78.07%
Risk-free interest rate	0.56%
Expected dividend yield	0%

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

Authorized Shares

The maximum number of shares of common stock that may be issued under the 2013 Plan was 1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited to or repurchased by the Company. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and ending on January 1, 2023, by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000. As of January 1, 2016, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 571,506 shares, representing 3% of the total number of shares of common stock outstanding on January 1, 2016, increasing the number of shares of common stock available for issuance under the 2013 Plan to 2,139,701 shares.

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

A summary of the Company’s stock option activity under the 2013 Plan for the year ended December 31, 2015 is as follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
	OUTSTANDING	EXERCISE	CONTRACTUAL	VALUE (IN
	OPTIONS	PRICE	TERM(YEARS)	THOUSANDS)
Outstanding as of December 31, 2014	949,589	$8.88	9.1
Options granted	578,900	7.22
Options exercised	—
Options forfeited	(58,151)	7.89
Outstanding as of December 31, 2015	1,470,338	8.26	8.5	$—
Vested or expected to vest as of December 31, 2015	1,463,562	8.26	8.5	$—
Exercisable as of December 31, 2015	386,858	8.74	8.1	$—

The weighted-average fair value of the options granted during the year of December 31, 2015 and 2014 was $5.08 and $6.70 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	2015	2014
Expected term (years)	6.25	6.25
Expected volatility	80.76%	90.27%
Risk-free interest rate	1.70%	2.14%
Expected dividend yield	—%	—%

As of December 31, 2015, there was $5,173,129 of total unrecognized compensation expense related to unvested options that will be recognized over a weighted-average period of approximately 2.4 years. The total fair value of shares vested in the years ended December 31, 2015 was $2,668,712. There were no shares vested at December 31, 2014 under the 2013 Plan. There were no option exercises in the 2013 Plan for the year ended December 31, 2015 and 2014.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in three equal annual installments provided that the employee remains employed with the Company. As of December 31, 2015, $33,353 of unrecognized compensation costs related to unvested service.

The following is a summary of RSU activity for the 2013 Plan for the years ended December 31, 2015:

		WEIGHTED-AVERAGE
	NUMBER	GRANT DATE
	OF SHARES	FAIR VALUE
Unvested at December 31, 2014	7,250	$7.62
Granted	—	—
Forfeited	—	—
Vested	2,417	7.62
Unvested at December 31, 2015	4,833	7.62

Stock-based compensation expense was classified as follows on the statement of operations for the years ended December 31:

	2015	2014	2013
Research and development expense	$802,329	$512,345	$229,763
General and administrative expense	1,521,274	1,122,720	195,926
Total stock-based compensation expense	$2,323,603	$1,635,065	$425,689

9. Income Taxes

The components of the gross deferred tax asset and related valuation allowance at December 31 were as follows:

	2015	2014
Deferred tax assets:
Net operating loss carryforward	$24,745,536	$21,697,250
Capitalized start-up costs	2,986,272	3,264,065
Patent amortization	238,378	260,553
Research and orphan drug credits	10,110,590	6,793,705
Deferred rent	96,107	38,266
Deferred compensation	1,206,920	559,470
Other	52,985	52,717
Total gross deferred tax assets	39,436,788	32,666,026
Valuation allowance	(39,436,788)	(32,655,210)
Deferred tax assets	—	10,816
Deferred tax liabilities:
Depreciation	—	(10,816)
Total deferred tax liabilities	—	(10,816)

Net deferred tax assets	$—	$—

Based on the Company’s operating history and management’s expectation regarding future profitability, management believes the realization of the Company’s deferred tax assets does not meet the more-likely-than-not criteria under ASC 740, Income Taxes. Accordingly, a full valuation allowance has been established as of December 31, 2015 and 2014.

As of December 31, 2015, the Company had $62,956,726 of U.S. Federal and state net operating losses, of which $222,446 will be recognized as a benefit through additional-paid-in-capital when realized, $6,912,161 of research and development tax credits and $3,198,430 of orphan drug tax credits available to carry forward. A portion of the net operating loss carryforwards will begin to expire in 2026, the research and development tax credits in 2023 and the orphan drug tax credit in 2033.

The Company’s tax attributes, including net operating losses and credits, are subject to any ownership changes as defined under Internal Revenue Code Sections 382 and 383. A change in ownership could affect the Company’s ability to utilize its net operating losses and credits. As of December 31, 2015, the Company does not believe that an ownership has occurred. Any future ownership changes may cause a limitation on the Company’s ability to utilize existing tax attributes.

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

The Company did not have unrecognized tax benefits as of December 31, 2015 and 2014, and does not anticipate this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Reconciliations between the statutory federal income tax rate and the effective income tax rate of income tax expense is as follows as of December 31:

	2015	2014	2013
U.S. Federal statutory tax rate	34.0%	34.0%	34.0%
State taxes	3.7	4.6	4.1
Research credit	5.6	7.4	7.7
Orphan drug credit	11.5	8.7	—
Stock-based compensation	(1.8)	(1.3)	(4.4)
Other	—	2.4	0.1
Change in valuation allowance	(53.0)	(55.8)	(41.5)
Provision for income taxes	—%	—%	—%

10. Research and License Agreements

In February 2004, the Company entered into a research services agreement (the Research Agreement) with the University of Basel (the University) for biological evaluation of selectin antagonists. Certain patents covering the rivipansel compound are subject to provisions of the Research Agreement.

Under the terms of the Research Agreement, the Company will owe a 10% payment to the University for all future milestone and royalty payments received from Pfizer with respect to rivipansel. As of December 31, 2015, a $2.0 million milestone license fee was recorded in the year ended December 31, 2015 for the payment due to the University of Basel representing 10% of the $20.0 million non-refundable milestone payment that the Company received from Pfizer in August 2015.

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

The Company has determined that each potential future clinical, development and regulatory milestone is substantive. Although sales-based milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. The Company is also eligible to receive royalties on future sales contingent upon annual net sales thresholds. In addition, the Company and Pfizer have formed a joint steering committee that will oversee and coordinate activities as set forth in the research program. The $22.5 million up-front payment was recognized over a period of 1.5 years. In May 2014, the Company received a non-refundable payment of $15.0 million from Pfizer as a partial milestone payment owed to the Company upon the dosing of the first patient in the Phase 3 clinical trial. The dosing of the first patient in a Phase 3 clinical trial of rivipansel in August 2015  triggered the remaining $20.0 million of the scheduled milestone payment under the Pfizer Agreement. During the years ended December 31, 2015, 2014 and 2013, the Company recorded revenue of $20.0 million, $15.0 million and $3.8 million, respectively, pursuant to the Pfizer Agreement in the Company’s statement of operations.

In 2013, under this arrangement the Company incurred a total of $1,205,000, in research and development expenses. There were no material expenses for this arrangement in 2015 and 2014.

In November 2014, the Company executed a worldwide license agreement with UniQuest Pty Limited (“UniQuest”) to secure the exclusive rights to two method-of-use patent applications relating to the use of E-selectin antagonists to reduce the risk of deadly infections in patients undergoing chemotherapy. Under the terms of the agreement, UniQuest received an upfront fee of $20,000 in 2014, and is eligible for a milestone payment of $2.0 million from the Company upon the Company’s receipt of marketing authorization from the FDA for a drug incorporating the licensed patents, as well as low single-digit royalties on any net sales for this indication. There were no expenses for this arrangement in 2015.

11. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for each of the years ended December 31, 2015 and 2014 are as follows:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
Revenue	$35,375	$—	$20,035,375	$—
Net (loss) income	$(8,881,703)	$(7,168,071)	$10,389,405	$(7,109,129)
(Loss) income per share—basic	$(0.47)	$(0.38)	$0.55	$(0.37)
(Loss) income per share—diluted	$(0.47)	$(0.38)	$0.51	$(0.37)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014
Revenue	$—	$—	$15,027,004	$—
Net (loss) income	$(7,393,860)	$(6,617,577)	$7,991,721	$(5,101,850)
(Loss) income per share—basic	$(0.39)	$(0.35)	$0.42	$(0.30)
(Loss) income per share—diluted	$(0.39)	$(0.35)	$0.39	$(0.30)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen stock certificate evidencing shares of Common Stock.

10.1*(4)	License Agreement, dated as of October 7, 2011, as amended to date, by and between the Registrant and Pfizer Inc.

10.2(5)	Second Amended and Restated Investor Rights Agreement, dated as of October 20, 2009, by and among the Registrant and certain of its stockholders.

10.3(6)	Lease Agreement, dated as of July 1, 2010, as amended through December 6, 2011, by and between the Registrant and ARE-QRS Corp.

10.4(7)	Warrant Issued to Silicon Valley Bank, dated October 12, 2006.

10.5(8)	Form of Common Stock Warrant issued in December 2005 bridge financing.

10.6(9)	Form of Common Stock Warrant issued in July 2008 bridge financing.

10.7(10)	Form of Common Stock Warrant issued in January 2009 bridge financing.

10.8+(11)	2003 Stock Incentive Plan, as amended.

10.9+(12)	Form of Incentive Stock Option Agreement under 2003 Stock Incentive Plan.

10.10+(13)	Form of Nonqualified Stock Option Agreement under 2003 Stock Incentive Plan.

10.11+(14)	2013 Equity Incentive Plan.

10.12+(15)	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan.

10.13+(16)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan.

10.14+(17)	2013 Employee Stock Purchase Plan.

10.15+(18)	Form of Indemnification Agreement.

10.16+(19)	Amended and Restated Employment Agreement, dated as of January 15, 2014, by and between the Registrant and Rachel King.

10.17+(20)	Amended and Restated Employment Agreement, dated as of January 15, 2014, by and between the Registrant and Brian Hahn.

10.18+(21)	Amended and Restated Employment Agreement, dated as of January 15, 2014, by and between the Registrant and Helen Thackray.

10.19+(22)	Executive Employment Agreement, dated as of May 19, 2003, by and between the Registrant and John Magnani.

10.20+(23)	Non-Employee Director Compensation Policy.

10.21(24)	Lease Agreement, dated July 23, 2014, by and between the Registrant and BMR-Medical Center Drive, LLC.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (contained on signature page hereto).

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

^These certifications are being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+Indicates management contract or compensatory plan.

*Confidential treatment has been granted with respect to portions of this exhibit (indicated by asterisks) and those portions have been separately filed with the Securities and Exchange Commission.

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