Form 10-Q
period 2016-03-31
GLYCOMIMETICS INC
filed 2016-05-04
CIK 1253689

Weather

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ◻    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on May 2, 2016 was 19,350,322.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLYCOMIMETICS, INC.

Balance Sheets

	March 31,	December 31,
	2016	2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$38,830,110	$46,802,560
Prepaid expenses and other current assets	683,365	441,810
Total current assets	39,513,475	47,244,370
Property and equipment, net	491,414	521,378
Prepaid research and development expenses	696,531	696,531
Total assets	$40,701,420	$48,462,279
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$1,622,594	$564,235
Accrued bonuses	276,005	1,037,112
Accrued expenses	3,784,712	6,145,631
Total current liabilities	5,683,311	7,746,978
Deferred rent	250,143	243,647
Total liabilities	5,933,454	7,990,625
Stockholders’ equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 19,280,690 shares issued and outstanding at March 31, 2016; 100,000,000 shares authorized, 19,050,204 shares issued and outstanding at December 31, 2015	19,279	19,049
Additional paid-in capital	129,470,138	127,619,078
Accumulated deficit	(94,721,451)	(87,166,473)
Total stockholders’ equity	34,767,966	40,471,654
Total liabilities and stockholders’ equity	$40,701,420	$48,462,279

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2016	2015
Revenue	$—	$—

Costs and expenses:
Research and development expense	5,518,722	5,207,730
General and administrative expense	2,056,353	1,904,963
Total costs and expenses	7,575,075	7,112,693
Loss from operations	(7,575,075)	(7,112,693)
Other income	20,097	3,564
Net loss and comprehensive loss	$(7,554,978)	$(7,109,129)
Basic and diluted net loss per common share	$(0.40)	$(0.37)
Basic and diluted weighted average number of common shares	19,071,838	18,961,531

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(7,554,978)	$(7,109,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47,234	44,245
Stock-based compensation expense	727,547	587,514
Changes in assets and liabilities:
Prepaid expenses and other current assets	(241,555)	139,169
Accounts payable	1,007,159	299,464
Accrued expenses	(3,221,593)	(2,637,283)
Deferred rent	6,496	(29,047)
Net cash used in operating activities	(9,229,690)	(8,705,067)

Investing activities
Purchases of property and equipment	(17,270)	(2,339)
Net cash used in investing activities	(17,270)	(2,339)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	1,238,619	—
Proceeds from exercise of stock options	35,891	75,377
Net cash provided by financing activities	1,274,510	75,377
Net change in cash and cash equivalents	(7,972,450)	(8,632,029)
Cash and cash equivalents, beginning of period	46,802,560	55,198,923
Cash and cash equivalents, end of period	$38,830,110	$46,566,894

Supplemental disclosure of non-cash investing activities:
Property asset acquisition included in accounts payable	$—	$10,000

Supplemental disclosure of non-cash financing activities:
Issuance costs associated with the at-the-market financing included in accounts payable and accrued expenses	$150,767	$—

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

Unaudited Financial Statements

The accompanying balance sheet as of March 31, 2016 and statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations for the United States Securities and Exchange Commission (the SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2015 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015. The December 31, 2015 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2016 and 2015 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of March 31, 2016 and December 31, 2015. The carrying value of cash held in money market funds of approximately $36.5 million and $45.5 million as of March 31, 2016 and December 31, 2015, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

Collaborative research and development agreements can provide for one or more of up-front license fees, research payments, and milestone payments. Agreements with multiple components (deliverables or items) are evaluated according to the provisions of Accounting Standards Codification (ASC) 605-25, Revenue Recognition—Multiple-Element Arrangements, to determine whether the deliverables can be separated into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a stand-alone basis and (2) if the arrangement includes a general right of return relative to the delivered item(s) then delivery or performance of the undelivered item(s) is considered probable and substantially in control of the Company. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on selling price hierarchy. The selling price hierarchy for each deliverable is based on (i) vendor-specific objective evidence (VSOE), if available; (ii) third-party evidence (TPE) of selling price if VSOE is not available; or (iii) an estimated selling price, if neither VSOE nor TPE is available. Management was not able to establish VSOE or TPE for separate unit deliverables, as the Company does not have a history of entering such arrangements or selling the individual deliverables within such arrangements separately. In addition, there may be significant differentiation in these arrangements, which indicates that comparable third-party pricing may not be available. Management determined that the selling price for the deliverables within the Pfizer collaboration agreement should be determined using its best estimate of selling price. The process of determining the best estimate of selling price involved significant judgment on the Company’s part and included consideration of multiple factors such as estimated direct expenses, other costs, and available clinical development data.

Pursuant to ASC 605-25, each required deliverable under the Pfizer collaboration agreement is evaluated to determine whether it qualifies as a separate unit of accounting. Factors considered in this determination include the research capabilities of Pfizer, the proprietary nature of the license and know-how, and the availability of the Company’s glycomimetics technology research expertise in the general marketplace. Based on all relevant facts and circumstances and, most significantly, on the proprietary nature of the Company’s technology and the related proprietary nature of the Company’s research services, management concluded that stand-alone value does not exist for the license, and therefore, the license is not a separate unit of accounting under the agreement and will be combined with the research and development services (including participation on a joint steering committee).

As such, the $22.5 million up-front payment received was recognized as revenue over the expected development period through March 2013. The determination of the length of the period over which to defer revenue and the methodology by which to recognize the related revenues is subject to judgment and estimation. Consistent with the research plan developed by and agreed to by both parties, management estimated that the research activities and participation on the joint steering committees would occur over a 1.5-year period. Revenues associated with the up-front license fee are recognized over this period using a straight-line method, which is consistent with expected completion of the research services. The research services were completed in March 2013, consistent with the expected development period.

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

Basic and diluted net loss per common share is computed as follows:

	Three Months Ended March 31,
	2016	2015
Net loss	$(7,554,978)	$(7,109,129)
Basic and diluted net loss per common share	$(0.40)	$(0.37)
Basic and diluted weighted average common shares outstanding	19,071,838	18,961,531

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Warrants	578,687	590,595
Stock options and restricted stock units	2,755,089	2,232,835

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three months ended March 31, 2016 and 2015, the Company’s net loss equals comprehensive loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02, Leases (Topic 842).  The final guidance will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. This standard is effective for annual reporting periods beginning after December 15, 2018. Early adoption will be permitted.  The Company is currently evaluating the effect the new standard will have on the Company.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in financial statements including the income tax effects of share-based payments, minimum statutory withholding requirements and forfeitures. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will also allow an employer to repurchase more of an employee’s shares than the current standard for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the effect the new standard will have on the Company.

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	March 31,	December 31,
	2016	2015
Prepaid expenses	$617,698	$393,857
Other receivables	58,758	38,683
Deposits	6,909	9,270
Prepaid expenses and other current assets	$683,365	$441,810

4. Property and Equipment

Property and equipment, net consists of the following:

	March 31,	December 31,
	2016	2015
Furniture and fixtures	$230,987	$230,987
Laboratory equipment	982,856	965,586
Office equipment	9,723	9,723
Computer equipment	181,053	181,053
Leasehold improvements	36,128	36,128
Property and equipment	1,440,747	1,423,477
Less accumulated depreciation	(949,333)	(902,099)
Property and equipment, net	$491,414	$521,378

Depreciation expense was $47,234 and $44,245 for the three months ended March 31, 2016 and 2015, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	March 31,	December 31,
	2016	2015
Accrued research and development expenses	$2,747,683	$3,423,220
Accrued license and milestone fees	—	2,000,000
Accrued consulting and other professional fees	391,346	242,227
Other accrued expenses	358,512	281,152
Accrued employee benefits	284,546	195,442
Accrued franchise and other taxes	2,625	3,590
Accrued expenses	$3,784,712	$6,145,631

6. Operating Leases

The Company leases office and research space in Rockville, Maryland under an eight-year operating lease (the Lease) that is subject to escalation clauses. The Company has the right to sublease or assign all or a portion of the premises, subject to the conditions set forth in the Lease. The Lease may be terminated early by either the landlord or the Company in certain circumstances.  In connection with this lease arrangement, the Company received rent abatement as a lease incentive. The rent abatement has been recognized as deferred rent that is being adjusted on a straight-line basis over the term of the lease. Deferred rent related to the Lease was $250,143 and $243,647 at March 31, 2016 and December 31, 2015, respectively. Total rent expense under the Company’s operating leases was $158,371 and $96,399 for the three months ended March 31, 2016 and 2015, respectively.

In March 2016, the Company amended the Lease (the Lease Amendment) to lease additional space. The Company’s lease of the additional space commences on the earlier of June 1, 2016, the day the work described in the Lease Amendment is substantially complete or the day the Company commences operations in the additional space. The Lease Amendment provides for a rent abatement, a tenant improvement allowance and is subject to the escalation clause which will be recognized as deferred rent.  The Company will also pay a security deposit of $52,320 to be held until the end of the expiration or termination of Company’s obligations under the Lease.  The term of the Lease Amendment will continue through October 31, 2023, the same date as for the premises originally leased under the Lease, subject to the Company’s renewal option set forth in the Lease.  The Company’s one-time option to terminate the Lease effective as of October 31, 2020 will also apply to the additional space.

Future minimum lease payments under the Lease, as amended by the Lease Amendment, as of March 31, 2016 are as follows:

YEAR	AMOUNT
2016	$562,798
2017	941,822
2018	965,368
2019	989,502
2020	1,014,239
After 2020	3,011,849
Total	$7,485,578

7. Stockholders’ Equity

At-The-Market Equity Offering

On March 1, 2016, the Company entered into an at-the-market sales agreement with Cowen and Company, LLC to sell the Company’s securities under a shelf registration statement filed in March 2015. On March 28, 2016, the Company issued and sold 206,500 shares of common stock under the at-the-market sales agreement.  The shares were sold at a weighted average price per share of $6.299, for aggregate gross proceeds of $1.3 million. The net offering proceeds to the Company were $1.1 million after deducting related expenses, including commissions of $0.2 million. For the period from April 1, 2016 through May 2, 2016, the Company sold an additional 142,177 shares for net proceeds of $864,756 after deducting commissions.

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

A summary of the Company’s stock option activity under the 2003 Plan for the three months ended March 31, 2016 is as follows:

			WEIGHTED-AVERAGE
		WEIGHTED-	REMAINING	AGGREGATE
	OUTSTANDING	AVERAGE	CONTRACTUAL TERM	INTRINSIC VALUE
	OPTIONS	EXERCISE PRICE	(YEARS)	(IN THOUSANDS)
Outstanding as of December 31, 2015	758,187	$1.27	4.2
Options exercised	(23,986)	1.50
Options forfeited	—	—
Outstanding as of March 31, 2016	734,201	1.26	4.0	$3,451
Vested or expected to vest as of March 31, 2016	734,066	1.26	4.0	$3,450
Exercisable as of March 31, 2016	729,317	1.25	3.9	$3,435

As of March 31, 2016, there was $9,648 of total unrecognized compensation expense related to unvested options under the 2003 Plan that will be recognized over a weighted-average period less than one year. Total intrinsic value of the options exercised during the three months ended March 31, 2016 and 2015 was $75,093 and $473,016, respectively and total cash received for options exercised was $35,891 and $75,377 during the three months ending March 31, 2016 and 2015, respectively. The total fair value of shares underlying options which vested in the three months ended March 31, 2016 and 2015 was $7,412 and $13,785, respectively.

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

Authorized Shares

The maximum number of shares of common stock that initially could be issued under the 2013 Plan was  1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited to or repurchased by the Company. The number of shares of common stock reserved for issuance under the 2013 Plan automatically increases on January 1 of each year until January 1, 2023, by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000. As of January 1, 2016, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 571,506 shares, representing 3% of the total number of shares of common stock outstanding on December 31, 2015, increasing the number of shares of common stock available for issuance under the 2013 Plan to 2,139,701 shares.

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

A summary of the Company’s stock option activity under the 2013 Plan for the three months ended March 31, 2016 is as follows:

			WEIGHTED-AVERAGE
ccc		WEIGHTED-	REMAINING	AGGREGATE
	OUTSTANDING	AVERAGE	CONTRACTUAL TERM	INTRINSIC VALUE
	OPTIONS	EXERCISE PRICE	(YEARS)	(IN THOUSANDS)
Outstanding as of December 31, 2015	1,470,338	$8.26	8.5
Options granted	528,800	5.11
Options exercised	—	—
Options forfeited	—	—
Outstanding as of March 31, 2016	1,999,138	7.43	8.6	$449
Vested or expected to vest as of March 31, 2016	1,988,448	7.43	8.6	$444
Exercisable as of March 31, 2016	615,819	8.32	8.1	$—

The weighted-average fair value of the options granted during the three months ended March 31, 2016 and 2015 was $3.21 per share and $5.10 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Expected term (years)	6.25	6.25
Expected volatility	68.36%	82.08%
Risk-free interest rate	1.74%	1.68%
Expected dividend yield	0%	0%

As of March 31, 2016, there was $6,154,795 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 2.6 years. The total fair value of shares underlying options which vested in the three months ended March 31, 2016 and 2015 was $1,056,200 and $1,252,769, respectively.

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in three equal annual installments provided that the employee remains employed with the Company. As of March 31, 2016, there was $89,604 of unrecognized compensation costs related to unvested service RSUs.

The following is a summary of RSU activity under the 2013 Plan for the three months ended March 31, 2016:

		WEIGHTED-AVERAGE
	NUMBER	GRANT DATE
	OF SHARES	FAIR VALUE
Unvested at December 31, 2015	4,833	$7.62
Granted	14,500	4.61
Forfeited	—	—
Vested	—	—
Unvested at March 31, 2016	19,333	5.36

Stock-based compensation expense was classified on the statement of operations as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Research and development expense	$253,282	$202,907
General and administrative expense	474,265	384,607
Total stock-based compensation expense	$727,547	$587,514

8. Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2016 and 2015. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at March 31, 2016 and December 31, 2015.

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

In February 2004, the Company entered into a research services agreement (the Research Agreement) with the University of Basel (the University) for biological evaluation of selectin antagonists. Certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, the Company will owe to the University 10% of all future milestone and royalty payments received from Pfizer with respect to rivipansel.  As of December 31, 2015, a $2.0 million milestone license fee was recorded as an accrued liability representing 10% of the $20.0 million non-refundable milestone payment that the Company received from Pfizer in 2015.  The accrued liability of $2.0 million was paid in February 2016.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2015, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016.

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

We are also collaborating with the University of Michigan to evaluate GMI-1271 as a potential new class of anticoagulant to treat persons at risk for venous thromboembolic disease, a serious blood-clotting disorder. The University of Michigan began dosing healthy volunteers in a Phase 1 clinical trial of GMI-1271 in December 2014. The Phase 1 clinical trial is a randomized, partially blinded, active placebo-controlled trial for which we completed initial enrollment in October 2015. The trial design has subsequently been amended to include a multiple ascending dose portion, which was fully enrolled as of March 2016 and all subjects have completed dosing.  As a follow-up to the multiple ascending dose study, the University of Michigan is launching a Phase 1/2 study to evaluate the safety, tolerability and efficacy of GMI-1271 in patients with calf-level deep vein thrombosis. This study is targeted to begin in the second quarter of 2016 and complete enrollment in the fourth quarter of 2016.

We are also developing a pipeline of other preclinical drug candidates based on our expertise in carbohydrate chemistry. We have designed a family of small molecule drug candidates that simultaneously inhibit both E-selectin and CXCR4, a chemokine receptor. Since E-selectin and CXCR4 are both adhesion molecules that keep cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone marrow such as AML and MM, as compared to targeting CXCR4 alone. We are currently evaluating one of these compounds, GMI-1359, for clinical development and anticipate filing an IND in the third quarter of 2016.

We commenced operations in 2003, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our glycomimetics platform, identifying potential drug candidates, undertaking preclinical studies and conducting clinical trials of rivipansel and GMI-1271. To date, we have financed our operations primarily through private placements of our securities, upfront and milestone payments under our collaboration with Pfizer, the net proceeds from our IPO in January 2014 and net proceeds from our at-the-market facility with Cowen and Company LLC, or Cowen. We have no approved drugs currently available for sale, and substantially all of our revenue to date has been revenue from the upfront and milestone payments from Pfizer, although we have received nominal amounts of revenue under research grants. Prior to our IPO, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was an upfront payment under our collaboration with Pfizer and $64.1 million was from the sale of our convertible promissory notes and convertible preferred stock. The IPO provided us with net proceeds of $57.2 million, and we received a non-refundable milestone payment from Pfizer in May 2014 of $15.0 million. In August 2015, we received another non-refundable milestone payment from Pfizer of $20.0 million following the dosing of the first patient in the Phase 3 clinical trial of rivipansel.

Since inception, we have incurred significant operating losses. Although we have generated cumulative revenue of $58.6 million since our inception through March 31, 2016, primarily consisting of the $22.5 million upfront payment from Pfizer in 2011, the $15.0 million non-refundable milestone payment in May 2014 and the $20.0 million non-refundable milestone payment in August 2015, we had an accumulated deficit of $94.7 million as of March 31, 2016, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our collaboration with Pfizer, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

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

To fund further operations, we will need to raise capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies.

We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations through the first quarter of 2017. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

We have a research services agreement with the University of Basel, or the University, under which University personnel have performed research services for us on an as-requested basis since 2004. The agreement includes one-year research terms, and we have no affirmative obligation to purchase any minimum amount of services in any year beyond what we commit to at the beginning of each term, if any. For the research terms ended in February 2015 and 2016, we paid the University approximately $200,000 and $100,000, respectively. As part of the original consideration for entering into this agreement, we granted to the University the right to receive payments from us under specified circumstances. If we receive any future milestone payments or royalties from Pfizer with respect to rivipansel, we have agreed to pay 10% of those amounts to the University. As of December 31, 2015, we have recorded a $2.0 million liability to the University based upon the $20.0 million non-refundable milestone payment from Pfizer.  In February 2016, we paid the $2.0 million accrued liability to the University.  During the three months ended March 31, 2016, there were no additional milestone payments recorded in our statements of operations.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2016 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Research and development activities are central to our business model. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We expect our research and development expenses to increase over the next several years as we seek to progress GMI-1271, GMI-1359 and our other drug candidates through clinical development. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical studies and clinical trials of our drug candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our drug candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our drug candidates.

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

Other Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

The following table sets forth our results of operations for the three ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2016	2015	Change
Revenue	$—	$—	$—
Costs and expenses:
Research and development expense	5,519	5,208	311
General and administrative expense	2,056	1,905	151
Total costs and expenses	7,575	7,113	462
Loss from operations	(7,575)	(7,113)	(462)
Other income	20	4	16
Net loss and comprehensive loss	$(7,555)	$(7,109)	$(446)

Research and Development Expense

The following table summarizes our research and development expense by functional area for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2016	2015	Change
Clinical development	$1,515	$699	$816
Manufacturing and formulation	1,398	2,121	(723)
Contract research services, consulting and other costs	447	528	(81)
Laboratory costs	376	302	74
Personnel-related	1,530	1,355	175
Stock-based compensation	253	203	50
Research and development expense	$5,519	$5,208	$311

During the three months ended March 31, 2016, our research and development expense increased by $311,000 compared to the same period in 2015, reflecting an increase of 6%. The change in research and development expense was primarily attributable to an increase in the costs associated with the clinical trials for GMI-1271 offset by a decrease in expenses related to manufacturing and process development for GMI-1271. In addition, the preclinical development of GMI-1359, our next drug candidate, resulted in increased expenses in manufacturing and for toxicology studies required to support a potential IND filing. Personnel related fees increased by $175,000 for the three months ended March 31, 2016 compared to March 31, 2015 primarily attributable to an increased number of research and development employees to support our current programs.

The following table summarizes our research and development expense by drug candidate for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2016	2015	Change
GMI-1271	$2,069	$2,789	$(720)
GMI-1359	1,055	209	846
GMI-1051	—	21	(21)
Other research and development	612	631	(19)
Personnel-related and stock-based compensation	1,783	1,558	225
Research and development expense	$5,519	$5,208	$311

General and Administrative Expense

The following table summarizes the components of our general and administrative expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2016	2015	Change
Personnel-related	$695	$594	$101
Stock-based compensation	474	385	89
Legal, consulting and other professional expenses	739	802	(63)
Other	148	124	24
General and administrative expense	$2,056	$1,905	$151

During the three months ended March 31, 2016, our general and administrative expense increased by $151,000 compared to the same period in 2015, reflecting an increase of 8%. The increases in general and administrative expense were primarily attributable to personnel-related and stock-based compensation expense due to a small incremental headcount increase in 2016 and due to the stock option and RSU awards granted in the first quarter of 2016.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through the private placements of our capital stock, our IPO and upfront and milestone payments from Pfizer. As of March 31, 2016, we had $38.8 million in cash and cash equivalents.

We are potentially eligible to earn a significant amount of milestone payments and royalties under our agreement with Pfizer. Our ability to earn these payments and their timing is dependent upon the outcome of Pfizer’s activities and is uncertain at this time.

On March 1, 2016, we entered into an at-the-market sales agreement with Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $40 million through Cowen acting as our sales agent. Also on March 1, 2016, we filed a prospectus supplement offering up to $19 million of shares of our common stock in accordance with the sales agreement.  We will be required to file another prospectus supplement in the event that we want to offer more than $19 million in shares of our common stock pursuant to the sales agreement.  Between March 1, 2016 and the date of this report, we have sold an aggregate of 348,677 shares of our common stock under the at-the-market agreement, for net proceeds of $2.0 million.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of March 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$(9,230)	$(8,705)
Investing activities	(17)	(2)
Financing activities	1,275	75
Net change in cash and cash equivalents	$(7,972)	$(8,632)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 includes the costs associated with the advancement of the GMI-1271 and GMI-1359 development programs. In addition, the $2.0 million milestone license fee due to the University of Basel and accrued as a liability as of December 31, 2015 was paid during this period.  Net cash used in operating activities for the three months ended March 31, 2015 included the manufacturing costs and clinical expenses for the initiation of the Phase 1/2 clinical trial of GMI-1271.  In addition, the $1.5 million milestone due to the University of Basel as of December 31, 2014 was paid during the three months ending March 31, 2015.

Investing Activities

There were no material investing activities in the three months ended March 31, 2016 and 2015.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2016 is comprised primarily of the net proceeds from at-the-market sales under our sales agreement with Cowen.  Net cash provided by financing activities during the three months ended March 31, 2015 reflects the receipt of cash upon the exercise of stock options.

Contractual Obligations

As of March 31, 2016, our significant contractual obligations consisted solely of rent obligations under a non-cancelable lease for our current office space in Rockville, Maryland, which has a term through October 2023.

The following table depicts our obligations under this lease as of March 31, 2016.

	Payments Due by Period
							After
	Total	2016	2017	2018	2019	2020	2020
	(In thousands)
Operating lease	$7,486	$563	$942	$965	$990	$1,014	$3,012

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2016, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $38.8 million and $46.8 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors as of the date of this quarterly report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016.

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

10.1

Sales Agreement, dated March 1, 2016, by and between the Registrant and Cowen and Company, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on March 1, 2016).

10.2

First Amendment to Lease, dated March 24, 2016, by and between the Registrant and BMR-Medical Center Drive LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on March 29, 2016).

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

GLYCOMIMETICS, INC.

Date: May 4, 2016	By:	/s/ Brian M. Hahn
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

10.1

Sales Agreement, dated March 1, 2016, by and between the Registrant and Cowen and Company, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on March 1, 2016).

10.2

First Amendment to Lease, dated March 24, 2016, by and between the Registrant and BMR-Medical Center Drive LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on March 29, 2016).

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