Form 10-Q
period 2016-06-30
GLYCOMIMETICS INC
filed 2016-08-04
CIK 1253689

Weather

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ◻    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on August 3, 2016 was 23,056,277.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLYCOMIMETICS, INC.

Balance Sheets

	June 30,	December 31,
	2016	2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$53,085,190	$46,802,560
Prepaid expenses and other current assets	1,449,019	441,810
Total current assets	54,534,209	47,244,370
Property and equipment, net	487,984	521,378
Deposits	52,320	—
Prepaid research and development expenses	696,531	696,531
Total assets	$55,771,044	$48,462,279
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$1,397,431	$564,235
Accrued bonuses	552,590	1,037,112
Accrued expenses	4,063,310	6,145,631
Deferred rent	81,398	—
Total current liabilities	6,094,729	7,746,978
Deferred rent, net of current portion	799,478	243,647
Total liabilities	6,894,207	7,990,625
Stockholders’ equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 23,030,410 shares issued and outstanding at June 30, 2016; 100,000,000 shares authorized, 19,050,204 shares issued and outstanding at December 31, 2015	23,029	19,049
Additional paid-in capital	151,646,829	127,619,078
Accumulated deficit	(102,793,021)	(87,166,473)
Total stockholders’ equity	48,876,837	40,471,654
Total liabilities and stockholders’ equity	$55,771,044	$48,462,279

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive (Loss) Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$—	$20,035,375	$—	$20,035,375

Costs and expenses:
Research and development expense	5,781,176	7,842,884	11,299,898	13,050,614
General and administrative expense	2,312,207	1,805,724	4,368,560	3,710,687
Total costs and expenses	8,093,383	9,648,608	15,668,458	16,761,301
(Loss) income from operations	(8,093,383)	10,386,767	(15,668,458)	3,274,074
Other income	21,813	2,638	41,910	6,202
Net (loss) income and comprehensive (loss) income	$(8,071,570)	$10,389,405	$(15,626,548)	$3,280,276
Basic net (loss) income per common share	$(0.41)	$0.55	$(0.80)	$0.17
Diluted net (loss) income per common share	$(0.41)	$0.51	$(0.80)	$0.16
Basic weighted average number of common shares	19,793,202	19,011,960	19,432,520	18,986,746
Diluted weighted average number of common shares	19,793,202	20,236,946	19,432,520	20,227,600

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2016	2015
Operating activities
Net (loss) income	$(15,626,548)	$3,280,276
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	93,941	90,535
Stock-based compensation expense	1,499,233	1,045,744
Changes in assets and liabilities:
Accounts receivable	—	(20,000,000)
Prepaid expenses and other current assets	(1,007,209)	381,398
Deposits	(52,320)	—
Accounts payable	816,924	222,460
Accrued expenses	(2,665,895)	161,789
Deferred rent	637,229	(30,530)
Net cash used in operating activities	(16,304,645)	(14,848,328)

Investing activities
Purchases of property and equipment	(40,250)	(206,975)
Net cash used in investing activities	(40,250)	(206,975)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	22,589,562	—
Proceeds from exercise of stock options	37,963	90,537
Net cash provided by financing activities	22,627,525	90,537
Net change in cash and cash equivalents	6,282,630	(14,964,766)
Cash and cash equivalents, beginning of period	46,802,560	55,198,923
Cash and cash equivalents, end of period	$53,085,190	$40,234,157

Supplemental disclosure of non-cash investing activities:
Property asset acquisition included in accounts payable and accrued expenses	$20,297	$10,464

Supplemental disclosure of non-cash financing activities:
Issuance costs associated with financing included in accounts payable and accrued expenses	$95,027	$—

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

Unaudited Financial Statements

The accompanying balance sheet as of June 30, 2016 and statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations for the United States Securities and Exchange Commission (the SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2015 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. The December 31, 2015 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2016 and 2015 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of June 30, 2016 and December 31, 2015. The carrying value of cash held in money market funds of approximately $50.1 million and $45.5 million as of June 30, 2016 and December 31, 2015, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

The Company has entered into a collaborative research and development agreement with Pfizer Inc. (Pfizer). The agreement is in the form of a license agreement (the Pfizer Agreement). The Pfizer Agreement called for a nonrefundable up-front payment and milestone payments upon achieving significant milestone events. The Pfizer Agreement also contemplates royalty payments on future sales of an approved product. There are no performance, cancellation, termination, or refund provisions in the Pfizer Agreement that contain material financial consequences to the Company.

The primary deliverable under this arrangement is an exclusive worldwide license to the Company’s rivipansel compound, but the arrangement also includes deliverables related to research and preclinical development activities to be performed by the Company on Pfizer’s behalf.

Collaborative research and development agreements can provide for one or more of up-front license fees, research payments, and milestone payments. Agreements with multiple components (deliverables or items) are evaluated according to the provisions of Accounting Standards Codification (ASC) 605-25, Revenue Recognition—Multiple-Element Arrangements, to determine whether the deliverables can be separated into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a stand-alone basis and (2) if the arrangement includes a general right of return relative to the delivered item(s) then delivery or performance of the undelivered item(s) is considered probable and substantially in control of the Company. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on selling price hierarchy. The selling price hierarchy for each deliverable is based on (i) vendor-specific objective evidence (VSOE), if available; (ii) third-party evidence (TPE) of selling price if VSOE is not available; or (iii) an estimated selling price, if neither VSOE nor TPE is available. Management was not able to establish VSOE or TPE for separate unit deliverables, as the Company does not have a history of entering such arrangements or selling the individual deliverables within such arrangements separately. In addition, there may be significant differentiation in these arrangements, which indicates that comparable third-party pricing may not be available. Management determined that the selling price for the deliverables within the Pfizer Agreement should be determined using its best estimate of selling price. The process of determining the best estimate of selling price involved significant judgment on the Company’s part and included consideration of multiple factors such as estimated direct expenses, other costs, and available clinical development data.

Pursuant to ASC 605-25, each required deliverable under the Pfizer Agreement is evaluated to determine whether it qualifies as a separate unit of accounting. Factors considered in this determination include the research capabilities of Pfizer, the proprietary nature of the license and know-how, and the availability of the Company’s glycomimetics technology research expertise in the general marketplace. Based on all relevant facts and circumstances and, most significantly, on the proprietary nature of the Company’s technology and the related proprietary nature of the Company’s research services, management concluded that stand-alone value does not exist for the license, and therefore, the license is not a separate unit of accounting under the Pfizer Agreement and will be combined with the research and development services (including participation on a joint steering committee).

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

Net (Loss) Income Per Common Share

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

Basic and diluted net (loss) income  per common share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(8,071,570)	$10,389,405	$(15,626,548)	$3,280,276
Net (loss) income per common share - basic	$(0.41)	$0.55	$(0.80)	$0.17
Net (loss) income per common share - diluted	$(0.41)	$0.51	$(0.80)	$0.16
Basic weighted average common shares outstanding	19,793,202	19,011,960	19,432,520	18,986,746
Diluted weighted average common shares outstanding	19,793,202	20,236,946	19,432,520	20,227,600

The following common stock equivalents are included in the calculation of diluted net (loss) income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Warrants	—	565,537	—	564,804
Stock options and restricted stock units	—	659,449	—	676,050

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average common shares outstanding, as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Warrants	578,687	1,544	578,687	1,544
Stock options and restricted stock units	2,819,789	1,427,155	2,819,789	1,427,155

Comprehensive (Loss) Income

Comprehensive (loss) income comprises net (loss) income and other changes in equity that are excluded from net (loss) income. For the three and six months ended June 30, 2016 and 2015, the Company’s net (loss) income equaled comprehensive net (loss) income and, accordingly, no additional disclosure is presented.

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	June 30,	December 31,
	2016	2015
Prepaid expenses	$836,196	$393,857
Other receivables	611,823	38,683
Deposits	1,000	9,270
Prepaid expenses and other current assets	$1,449,019	$441,810

4. Property and Equipment

Property and equipment, net consists of the following:

	June 30,	December 31,
	2016	2015
Furniture and fixtures	$230,987	$230,987
Laboratory equipment	984,077	965,586
Office equipment	9,723	9,723
Computer equipment	181,053	181,053
Leasehold improvements	36,128	36,128
Construction in progress	42,056	—
Property and equipment	1,484,024	1,423,477
Less accumulated depreciation	(996,040)	(902,099)
Property and equipment, net	$487,984	$521,378

Depreciation expense was $46,707 and $46,290 for the three months ended June 30, 2016 and 2015, respectively, and $93,941 and $90,535 for the six months ended June 30, 2016 and 2015, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	June 30,	December 31,
	2016	2015
Accrued research and development expenses	$2,981,582	$3,423,220
Accrued license and milestone fees	—	2,000,000
Accrued consulting and other professional fees	433,199	242,227
Other accrued expenses	315,476	281,152
Accrued employee benefits	333,053	195,442
Accrued franchise and other taxes	—	3,590
Accrued expenses	$4,063,310	$6,145,631

6. Operating Leases

The Company leases office and research space in Rockville, Maryland under an operating lease with a term through October 31, 2023 (as amended to date, the Lease) that is subject to annual rent increases. The Company has the right to sublease or assign all or a portion of the premises, subject to the conditions set forth in the Lease. The Lease may be terminated early by either the landlord or the Company in certain circumstances. In connection with the Lease, the Company received rent abatement as a lease incentive. The annual rent increases and rent abatement have been recognized as deferred rent that is being adjusted on a straight-line basis over the term of the Lease.

In March 2016, the Company amended the Lease (the Lease Amendment) to lease additional space as of June 1, 2016. In addition to the other terms of the Lease, the Lease Amendment provided for a tenant improvement allowance reflected in the Company’s financial statements as an increase in capitalized leasehold improvements and an increase in deferred rent. In May 2016, the Company also paid a security deposit of $52,320 to be held until the expiration or termination of the Company’s obligations under the Lease. The term of the Lease Amendment for the additional space continues through October 31, 2023, the same date as for the premises originally leased under the Lease, subject to the Company’s renewal option set forth in the Lease. The Company’s one-time option to terminate the Lease effective as of October 31, 2020 also applies to the additional space.

Deferred rent related to the Lease was $880,876 and $243,647 at June 30, 2016 and December 31, 2015, respectively. Total rent expense under the Company’s operating leases was $178,908 and $123,962 for the three months ended June 30, 2016 and 2015, respectively, and $337,279 and $220,360 for the six months ended June 30, 2016 and 2015, respectively.

7. Stockholders’ Equity

At-The-Market Equity Offering

On March 1, 2016, the Company entered into an at-the-market sales agreement with Cowen and Company, LLC to sell the Company’s securities under a shelf registration statement filed in March 2015. As of June 30, 2016, the Company had issued and sold 477,577 shares of common stock under the at-the-market sales agreement. The shares were sold at a weighted average price per share of $6.284, for aggregate net proceeds of $2.7 million, after deducting commissions and offering expenses.

Equity Offering

In June 2016, the Company completed a public offering in which the Company sold 3,476,793 shares of its common stock at a price of $6.10 per share. The Company received net proceeds of approximately $19.8 million from this offering, after deducting underwriting discounts, commissions and other offering expenses.

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

A summary of the Company’s stock option activity under the 2003 Plan for the six months ended June 30, 2016 is as follows:

			WEIGHTED-AVERAGE
		WEIGHTED-	REMAINING	AGGREGATE
	OUTSTANDING	AVERAGE	CONTRACTUAL TERM	INTRINSIC VALUE
	OPTIONS	EXERCISE PRICE	(YEARS)	(IN THOUSANDS)
Outstanding as of December 31, 2015	758,187	$1.27	4.2
Options exercised	(25,836)	1.47
Options forfeited	—	—
Outstanding as of June 30, 2016	732,351	1.26	3.7	$4,401
Vested or expected to vest as of June 30, 2016	732,308	1.26	3.7	$4,401
Exercisable as of June 30, 2016	730,354	1.25	3.7	$4,394

As of June 30, 2016, there was $4,698 of total unrecognized compensation expense related to unvested options under the 2003 Plan that will be recognized over a weighted-average period less than one year. Total intrinsic value of the options exercised during the six months ended June 30, 2016 and 2015 was $87,852 and $560,676, respectively,  and total cash received for options exercised was $37,963 and $90,537 during the six months ended June 30, 2016 and 2015, respectively. The total fair value of shares underlying options which vested in the six months ended June 30, 2016 and 2015 was $12,488 and $26,656, respectively.

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

A summary of the Company’s stock option activity under the 2013 Plan for the six months ended June 30, 2016 is as follows:

			WEIGHTED-AVERAGE
ccc		WEIGHTED-	REMAINING	AGGREGATE
	OUTSTANDING	AVERAGE	CONTRACTUAL TERM	INTRINSIC VALUE
	OPTIONS	EXERCISE PRICE	(YEARS)	(IN THOUSANDS)
Outstanding as of December 31, 2015	1,470,338	$8.26	8.5
Options granted	608,150	5.31
Options exercised	—	—
Options forfeited	(12,800)	6.20
Outstanding as of June 30, 2016	2,065,688	7.41	8.4	$1,248
Vested or expected to vest as of June 30, 2016	2,055,858	7.41	8.4	$1,237
Exercisable as of June 30, 2016	695,045	8.33	7.8	$20

The weighted-average fair value of the options granted during the six months ended June 30, 2016 and 2015 was $3.36 per share and $5.10 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Expected term	6.25 years	6.25 years
Expected volatility	68.82%	81.70%
Risk-free interest rate	1.70%	1.70%
Expected dividend yield	0%	0%

As of June 30, 2016, there was $5,706,910 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 2.3 years. The total fair value of shares underlying options which vested in the six months ended June 30, 2016 and 2015 was $1,576,879 and $1,867,672, respectively.

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in three equal annual installments provided that the employee remains employed with the Company. As of June 30, 2016, there was $79,896 of unrecognized compensation costs related to unvested service RSUs.

The following is a summary of RSU activity under the 2013 Plan for the six months ended June 30, 2016:

		WEIGHTED-AVERAGE
	NUMBER	GRANT DATE
	OF SHARES	FAIR VALUE
Unvested at December 31, 2015	4,833	$7.62
Granted	14,500	4.61
Forfeited	—	—
Vested	—	—
Unvested at June 30, 2016	19,333	5.36

Stock-based compensation expense was classified on the statement of operations as follows for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development expense	$257,998	$178,367	$511,280	$381,274
General and administrative expense	513,689	279,863	987,953	664,470
Total stock-based compensation expense	$771,687	$458,230	$1,499,233	$1,045,744

8. Income Taxes

The Company has not recorded any tax provision or benefit for the six months ended June 30, 2016 and 2015. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at June 30, 2016 and December 31, 2015.

9. Research and License Agreements

In October 2011, the Company and Pfizer entered into the Pfizer Agreement that provides Pfizer an exclusive worldwide license to rivipansel for vaso-occlusive crisis associated with sickle cell disease and for other diseases for which the drug candidate may be developed. The Company was responsible for completion of the Phase 2 clinical trial, after which Pfizer assumed all further development and commercialization responsibilities. Upon execution of the Pfizer Agreement, the Company received an up-front payment of $22.5 million. The Pfizer Agreement also provides for potential milestone payments of up to $115.0 million upon the achievement of specified development milestones, including the dosing of the first patients in Phase 3 clinical trials for up to two indications and the first commercial sale of a licensed product in the United States and selected European countries for up to two indications; potential milestone payments of up to $70.0 million upon the achievement of specified regulatory milestones, including the acceptance of our filings for regulatory approval by regulatory authorities in the United States and Europe for up to two indications; and potential milestone payments of up to $135.0 million upon the achievement of specified levels of annual net sales of licensed products. Pfizer has the right to terminate the Agreement by giving prior written notice.

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

We are focusing our initial efforts on drug candidates for rare diseases that we believe will qualify for orphan drug designation. Our first drug candidate, rivipansel, is being developed for the treatment of vaso-occlusive crisis, or VOC, one of the most severe complications of sickle cell disease. We have entered into a collaboration with Pfizer Inc., or Pfizer, for the further development and potential commercialization of rivipansel worldwide. Rivipansel has received fast track designation from the U.S. Food and Drug Administration, or FDA, as well as orphan drug designation from the FDA in the United States and from the European Medicines Agency in the European Union. We believe the clinical progress of rivipansel provides evidence of the significant potential of our lead program and our proprietary glycomimetics platform.

Building on our experience with rivipansel, we are developing a pipeline of other glycomimetic drug candidates. Our second glycomimetic drug candidate, GMI-1271, is a specific E-selectin inhibitor, which we are developing to be used in combination with chemotherapy to treat patients with either acute myeloid leukemia, or AML, or multiple myeloma, or MM, both of which are life-threatening hematologic cancers, and potentially other hematologic cancers as well. GMI-1271 received orphan drug designation from the FDA in May 2015 and fast track designation in June 2016.

In May 2015, we commenced a multinational, Phase 1/2, open-label trial of GMI-1271 as an adjunct to standard chemotherapy in patients with AML. The trial consists of two parts. In the Phase 1 portion, which we recently completed, escalation testing was performed to determine a recommended GMI-1271 dose in combination with standard chemotherapy. The primary objective of this portion of the trial was to evaluate the safety of GMI-1271 in combination with chemotherapy. Secondary objectives were to characterize pharmacokinetics, or PK, and pharmacodynamics, and to observe anti-leukemic activity.  There were a total of 19 patients enrolled and dosed with GMI-1271 and chemotherapy in the Phase 1 portion of the trial. Patients had relapsed or refractory AML and other risk factors indicating poor prognosis.

In the Phase 1 portion of the trial, the combination of GMI-1271 and chemotherapy was well-tolerated, with no dose-limiting toxicities observed and no mortality reported during the treatment phase of 44 days. Serious adverse events, including sepsis, pneumonia, device-related infection, enterocolitis, hypernatremia and adjustment disorder, were observed in five patients, with all such events resolving during the treatment phase. Fourteen of the 19 patients were not noted to have mucositis after chemotherapy was completed, which often develops following treatment with this intensive therapy.

In terms of efficacy, eight of the 19 patients achieved complete remission, with a full bone marrow response, or CR, and full blood count recovery. One additional patient achieved CR but with an incomplete blood count recovery prior to receiving a hematopoietic stem cell transplant, or HSCT, a response referred to as CRi. The total of nine patients achieving remission represents an overall response rate of 47%. Standard high-dose chemotherapy regimens for relapsed/refractory AML patients typically have remission rates of between 25-30%. One additional patient achieved a status known as morphologic leukemia-free state, which is not included in the overall response rate. Five patients who achieved remission proceeded to receiving an HSCT. PK data showed a dose-dependent increase in plasma concentrations of GMI-1271, such that all were above levels associated with anti-leukemic activity in animal models of AML. In addition, biomarker analysis showed a biological on-target effect of GMI-1271 at all dose levels.

With an optimal dose of 10 mg/kg having been determined for the remainder of the trial, in June 2016, we dosed the first patient in the Phase 2 portion of the trial. In this portion of the trial, dose-expansion testing will be conducted to obtain additional safety and efficacy data in two defined sub-populations of AML. One arm of the trial will enroll relapsed or refractory AML patients; the second arm will enroll patients over 60 years of age with newly diagnosed AML. We expect to enroll a total of approximately 50 patients in the Phase 2 portion of the trial. Unlike in the Phase 1 portion, some of the patients in the Phase 2 portion may be treated with multiple cycles of GMI-1271.

We are also collaborating with the University of Michigan to evaluate GMI-1271 as a potential new class of anticoagulant to treat persons at risk for venous thromboembolic disease, a serious blood-clotting disorder. The University of Michigan began dosing healthy volunteers in a Phase 1 clinical trial of GMI-1271 in December 2014. The Phase 1 clinical trial is a randomized, partially blinded, active placebo-controlled trial for which we completed initial enrollment in October 2015. The trial design has subsequently been amended to include a multiple ascending dose portion, which was fully enrolled as of March 2016 and all subjects have completed dosing. As a follow-up to the multiple ascending dose study, the University of Michigan is launching a Phase 1/2 study to evaluate the safety, tolerability and efficacy of GMI-1271 in patients with calf-level deep vein thrombosis. This study began in the third quarter of 2016 and is expected to complete enrollment in the fourth quarter of 2016.

We are also developing a pipeline of other preclinical drug candidates based on our expertise in carbohydrate chemistry. We have designed a family of small molecule drug candidates that simultaneously inhibit both E-selectin and CXCR4. We have selected one of these compounds, GMI-1359, to be developed further as part of an IND-enabling nonclinical program. Since E-selectin and CXCR4 are both adhesion molecules that keep cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone marrow such as AML and MM, as compared to targeting CXCR4 alone. GMI-1359 is currently undergoing testing in preclinical models from which we intend to select a target clinical indication, likely in oncology. In December 2015 at the annual meeting of the American Society of Hematology, we presented preclinical data suggesting that GMI-1359 may enhance the ability of chemotherapy to target and improve survival rates in patients with a high-risk form of mutated AML. In June 2016, we submitted an Investigational New Drug application, or IND, for GMI-1359. We plan to initiate a Phase 1 single-dose escalation trial of GMI-1359 in healthy volunteers in the third quarter of 2016.

Using our glycomimetics platform, we have designed galectin-3 and galectin-9 inhibitors that specifically block the binding of galectin-3 and galectin-9 to carbohydrate structures.  Galectin-3 and galectin-9 are proteins that are known to play critical roles in many pathological processes, including checkpoints in T-cell exhaustion during cancer immunotherapy, chemotherapy resistance, fibrosis and cardiovascular disease. We plan to optimize these compounds and conduct preclinical experiments in 2016 to further characterize the effects of galectin-3 and galectin-9 inhibitors on immune processes and anti-fibrotic activity.

We commenced operations in 2003, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our glycomimetics platform, identifying potential drug candidates, undertaking preclinical studies and conducting clinical trials of rivipansel and GMI-1271. To date, we have financed our operations primarily through private placements of our securities, upfront and milestone payments under our collaboration with Pfizer, the net proceeds from our IPO in January 2014, net proceeds from our at-the-market facility with Cowen and Company LLC, or Cowen, and net proceeds from our public offering of common stock in June 2016. We have no approved drugs currently available for sale, and substantially all of our revenue to date has been revenue from the upfront and milestone payments from Pfizer, although we have received nominal amounts of revenue under research grants. Prior to our IPO, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was an upfront payment under our collaboration with Pfizer and $64.1 million was from the sale of our convertible promissory notes and convertible preferred stock. The IPO provided us with net proceeds of $57.2 million, and we received a non-refundable milestone payment from Pfizer in May 2014 of $15.0 million. In August 2015, we received another non-refundable milestone payment from Pfizer of $20.0 million following the dosing of the first patient in the Phase 3 clinical trial of rivipansel. In 2016, we received an additional $19.8 million of net proceeds from our public offering in June 2016 and $2.7 million of net proceeds under the at-the-market facility with Cowen.

Since inception, we have incurred significant operating losses. Although we have generated cumulative revenue of $58.6 million since our inception through June 30, 2016, primarily consisting of the $22.5 million upfront payment from Pfizer in 2011, the $15.0 million non-refundable milestone payment in May 2014 and the $20.0 million non-refundable milestone payment in August 2015, we had an accumulated deficit of $102.8 million as of June 30, 2016, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our collaboration with Pfizer, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

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

We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations through the second quarter of 2018. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

We have a research services agreement with the University of Basel, or the University, under which University personnel have performed research services for us on an as-requested basis since 2004. The agreement includes one-year research terms, and we have no affirmative obligation to purchase any minimum amount of services in any year beyond what we commit to at the beginning of each term, if any. For the research terms ended in February 2015 and 2016, we paid the University approximately $200,000 and $100,000, respectively. As part of the original consideration for entering into this agreement, we granted to the University the right to receive payments from us under specified circumstances. If we receive any future milestone payments or royalties from Pfizer with respect to rivipansel, we have agreed to pay 10% of those amounts to the University. As of December 31, 2015, we have recorded a $2.0 million liability to the University based upon the $20.0 million non-refundable milestone payment from Pfizer. In February 2016, we paid the $2.0 million accrued liability to the University. During the three and six months ended June 30, 2016, there were no additional milestone payments recorded in our statements of operations.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies, estimates and judgments during the six months ended June 30, 2016 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Other Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

The following tables set forth our results of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Period-to-Period
(in thousands)	2016	2015	Change
Revenue	$—	$20,035	$(20,035)
Costs and expenses:
Research and development expense	5,781	7,843	(2,062)
General and administrative expense	2,312	1,806	506
Total costs and expenses	8,093	9,649	(1,556)
(Loss) income from operations	(8,093)	10,386	(18,479)
Other income	22	3	19
Net (loss) income and comprehensive (loss) income	$(8,071)	$10,389	$(18,460)

	Six Months Ended June 30,		Period-to-Period
(in thousands)	2016	2015	Change
Revenue	$—	$20,035	$(20,035)
Costs and expenses:
Research and development expense	11,300	13,051	(1,751)
General and administrative expense	4,369	3,711	658
Total costs and expenses	15,669	16,762	(1,093)
(Loss) income from operations	(15,669)	3,273	(18,942)
Other income	42	6	36
Net (loss) income and comprehensive (loss) income	$(15,627)	$3,279	$(18,906)

Revenue

During the three and six months ended June 30, 2016, we did not record any revenue. The revenue recorded in the three and six months ended June 30, 2015 was due to the $20.0 million non-refundable milestone payment from Pfizer triggered upon the dosing of the first patient in the Phase 3 clinical trial of rivipansel. There were no milestone or royalty payments due from Pfizer during the three or six months ended June 30, 2016.

Research and Development Expense

The following tables summarize our research and development expense by functional area for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Period-to-Period
(in thousands)	2016	2015	Change
Clinical development	$1,499	$637	$862
Manufacturing and formulation	1,488	2,510	(1,022)
Contract research services, consulting and other costs	574	723	(149)
Laboratory costs	396	358	38
Personnel-related	1,566	1,435	131
Stock-based compensation	258	178	80
Milestone license fees	—	2,002	(2,002)
Research and development expense	$5,781	$7,843	$(2,062)

	Six Months Ended June 30,		Period-to-Period
(in thousands)	2016	2015	Change
Clinical development	$3,014	$1,336	$1,678
Manufacturing and formulation	2,887	4,631	(1,744)
Contract research services, consulting and other costs	1,022	1,251	(229)
Laboratory costs	771	660	111
Personnel-related	3,095	2,790	305
Stock-based compensation	511	381	130
Milestone license fees	—	2,002	(2,002)
Research and development expense	$11,300	$13,051	$(1,751)

During the three months ended June 30, 2016, our research and development expense decreased by $2.1 million compared to the same period in 2015, reflecting a decrease of 26%. During the six months ended June 30, 2016, our research and development expense decreased by $1.8 million compared to the same period in 2015, reflecting a decrease of 13%. This decrease in the three and six month ended June 30, 2016 was primarily due to the decrease in milestone license fees of $2.0 million payable to the University for the Pfizer milestone payment received during the three months ended June 30, 2015. As part of the original consideration for entering into an agreement with the University, we granted to the University the right to receive 10% of payments related to rivipansel under specified circumstances including any future milestone payments or royalties we receive from Pfizer.  The milestone license fees reflected in the three months ended June 30, 2015 was based on 10% of the associated non-refundable milestone payments of $20 million due from Pfizer to us.  In contrast, there were no milestone or royalties received from Pfizer in the three or six months ended June 30, 2016. In addition, during the three and six months ended June 30, 2016, as compared to the same periods in 2015, there was an increase in the costs associated with the clinical trials for GMI-1271 offset by a decrease in expenses related to manufacturing and process development for GMI-1271.

The following table summarizes our research and development expense by drug candidate for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Period-to-Period
(in thousands)	2016	2015	Change
GMI-1271	$2,751	$3,077	$(326)
GMI-1359	546	408	138
Rivipansel	—	2,006	(2,006)
Other research and development	660	739	(79)
Personnel-related and stock-based compensation	1,824	1,613	211
Research and development expense	$5,781	$7,843	$(2,062)

	Six Months Ended June 30,		Period-to-Period
(in thousands)	2016	2015	Change
GMI-1271	$4,820	$5,865	$(1,045)
GMI-1359	1,601	617	984
Rivipansel	—	2,014	(2,014)
Other research and development	1,272	1,384	(112)
Personnel-related and stock-based compensation	3,607	3,171	436
Research and development expense	$11,300	$13,051	$(1,751)

General and Administrative Expense

The following tables summarizes the components of our general and administrative expense for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Period-to-Period
(in thousands)	2016	2015	Change
Personnel-related	$685	$590	$95
Stock-based compensation	514	280	234
Legal, consulting and other professional expenses	953	804	149
Other	160	132	28
General and administrative expense	$2,312	$1,806	$506

	Six Months Ended June 30,		Period-to-Period
(in thousands)	2016	2015	Change
Personnel-related	$1,380	$1,185	$195
Stock-based compensation	988	664	324
Legal, consulting and other professional expenses	1,693	1,606	87
Other	308	256	52
General and administrative expense	$4,369	$3,711	$658

During the three months ended June 30, 2016, our general and administrative expense increased by $506,000 compared to the same period in 2015, reflecting an increase of 28%. During the six months ended June 30, 2016, our general and administrative expense increased by $658,000 compared to the same period in 2015, reflecting an increase of 18%. These increases in general and administrative expense were primarily attributable to personnel-related and stock-based compensation expense due to a small incremental headcount increase in 2016 and stock option and RSU awards granted in the first quarter of 2016.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through private placements of our capital stock, our IPO, our at-the-market offering, our public offering in June 2016 and upfront and milestone payments from Pfizer. As of June 30, 2016, we had $53.1 million in cash and cash equivalents.

We are potentially eligible to earn a significant amount of milestone payments and royalties under our agreement with Pfizer. Our ability to earn these payments and their timing is dependent upon the outcome of Pfizer’s activities and is uncertain at this time.

On March 1, 2016, we entered into an at-the-market sales agreement with Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $40 million through Cowen acting as our sales agent. Also on March 1, 2016, we filed a prospectus supplement offering up to $19 million of shares of our common stock in accordance with the sales agreement.  On June 2, 2016, we filed an amendment to the prospectus supplement to increase the offering to up to a total of $40 million of shares of our common stock, including the shares of common stock that had already been sold in accordance with the sales agreement.  As of June 30, 2016, we have sold an aggregate of 477,577 shares of our common stock under the at-the-market facility, for net proceeds of $2.7 million.

In June 2016, we completed a public offering in which we sold 3,476,793 shares of common stock at a price of $6.10 per share.  We received net proceeds of approximately $19.8 million from this offering, after deducting underwriting discounts and commissions and other offering expenses.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of June 30, 2016 will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(in thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$(16,305)	$(14,848)
Investing activities	(40)	(207)
Financing activities	22,628	91
Net change in cash and cash equivalents	$6,283	$(14,964)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 includes the costs associated with the advancement of the GMI-1271 and GMI-1359 development programs. In addition, the $2.0 million milestone license fee due to the University of Basel and accrued as a liability as of December 31, 2015 was paid during this period. Net cash used in operating activities for the six months ended June 30, 2015 includes the costs associated with the advancement of the GMI-1271 development program, including the manufacturing supplies and clinical expenses for the initiation of the Phase 1/2 clinical trial, offset by $20.0 million in accounts receivable, which relates to the Pfizer milestone payment recorded as revenue in June 2015. In addition, the $1.5 million milestone license fee due to the University of Basel and accrued as a liability as of December 31, 2014 was paid during the six months ended June 30, 2015.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 included capital expenses relating to the additional leasehold improvements including architect and project management fees. Net cash used in investing activities for the six months ended June 30, 2015 included capital expenses related to moving into our new headquarters in June 2015, including the acquisition of new furniture, fixtures and lab equipment.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2016 is primarily comprised of the net proceeds of $19.8 million from our public offering and $2.7 million from at-the-market sales under our sales agreement with Cowen. Net cash provided by financing activities during the six months ended June 30, 2015 reflects the receipt of cash upon the exercise of stock options.

Contractual Obligations

As of June 30, 2016, our significant contractual obligations consisted solely of rent obligations under a non-cancelable lease, as amended,  for our current office space in Rockville, Maryland, which has a term through October 2023.

The following table depicts our remaining rent obligations under this lease as of June 30, 2016:

	Payments Due by Period
							After
	Total	2016	2017	2018	2019	2020	2020
	(In thousands)
Operating lease	$7,333	$410	$942	$965	$990	$1,014	$3,012

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

Off-Balance Sheet Arrangements

During the six months ended June 30, 2016, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $53.1 million and $46.8 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLYCOMIMETICS, INC.

Date: August 4, 2016	By:	/s/ Brian M. Hahn
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