Form 10-Q
period 2016-09-30
GLYCOMIMETICS INC
filed 2016-11-04
CIK 1253689

accruedfranchiseandotherWeather

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ◻    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on November 3, 2016 was 23,065,131.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLYCOMIMETICS, INC.

Balance Sheets

	September 30,	December 31,
	2016	2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$45,282,550	$46,802,560
Prepaid expenses and other current assets	1,239,716	441,810
Total current assets	46,522,266	47,244,370
Property and equipment, net	676,593	521,378
Deposits	52,320	—
Prepaid research and development expenses	759,531	696,531
Total assets	$48,010,710	$48,462,279
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$1,246,739	$564,235
Accrued bonuses	826,455	1,037,112
Accrued expenses	3,263,359	6,145,631
Deferred rent	81,398	—
Total current liabilities	5,417,951	7,746,978
Deferred rent, net of current portion	841,426	243,647
Total liabilities	6,259,377	7,990,625
Stockholders’ equity:
Preferred Stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 23,063,430 shares issued and outstanding at September 30, 2016; 100,000,000 shares authorized, 19,050,204 shares issued and outstanding at December 31, 2015	23,062	19,049
Additional paid-in capital	152,375,985	127,619,078
Accumulated deficit	(110,647,714)	(87,166,473)
Total stockholders’ equity	41,751,333	40,471,654
Total liabilities and stockholders’ equity	$48,010,710	$48,462,279

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$18,500	$—	$18,500	$20,035,375

Costs and expenses:
Research and development expense	5,921,461	5,038,380	17,221,360	18,088,994
General and administrative expense	1,983,795	2,132,993	6,352,355	5,843,680
Total costs and expenses	7,905,256	7,171,373	23,573,715	23,932,674
Loss from operations	(7,886,756)	(7,171,373)	(23,555,215)	(3,897,299)
Other income	32,063	3,302	73,974	9,504
Net loss and comprehensive loss	$(7,854,693)	$(7,168,071)	$(23,481,241)	$(3,887,795)
Basic and diluted net loss per common share	$(0.34)	$(0.38)	$(1.14)	$(0.20)
Basic and diluted weighted average number of common shares	23,049,347	19,025,623	20,638,129	18,999,705

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(23,481,241)	$(3,887,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	139,749	142,417
Loss on disposal of property and equipment	—	8,001
Stock-based compensation expense	2,238,647	1,678,668
Changes in assets and liabilities:
Prepaid expenses and other current assets	(797,906)	198,015
Prepaid research and development expenses	(63,000)	—
Deposits	(52,320)	—
Accounts payable	682,504	(240,935)
Accrued expenses	(3,122,258)	727,701
Deferred rent	679,177	89,514
Net cash used in operating activities	(23,776,648)	(1,284,414)

Investing activities
Purchases of property and equipment	(265,635)	(265,367)
Net cash used in investing activities	(265,635)	(265,367)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	22,453,785	—
Proceeds from exercise of stock options	68,488	110,697
Net cash provided by financing activities	22,522,273	110,697
Net change in cash and cash equivalents	(1,520,010)	(1,439,084)
Cash and cash equivalents, beginning of period	46,802,560	55,198,923
Cash and cash equivalents, end of period	$45,282,550	$53,759,839

Supplemental disclosure of non-cash investing activities:
Property asset acquisition included in accounts payable and accrued expenses	$29,329	$—

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

Unaudited Financial Statements

The accompanying balance sheet as of September 30, 2016 and statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations for the United States Securities and Exchange Commission (the SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2015 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2016. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015. The December 31, 2015 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2016 and 2015 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of September 30, 2016 and December 31, 2015. The carrying value of cash held in money market funds of approximately $44.1 million and $45.5 million as of September 30, 2016 and December 31, 2015, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

Concentration of Credit Risk

Credit risk represents the risk that the Company would incur a loss if counterparties failed to perform pursuant to the terms of their agreements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents consist of money market funds with major financial institutions in the United States. These funds may be redeemed upon demand and, therefore, bear minimal risk. The Company does not anticipate any losses on such balances.

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

Collaborative research and development agreements can provide for one or more of up-front license fees, research payments, and milestone payments. Agreements with multiple components (deliverables or items) are evaluated according to the provisions of Accounting Standards Codification (ASC) 605-25, Revenue Recognition—Multiple-Element Arrangements, to determine whether the deliverables can be separated into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a stand-alone basis and (2) if the arrangement includes a general right of return relative to the delivered item(s) then delivery or performance of the undelivered item(s) is considered probable and substantially in control of the Company. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on selling price hierarchy. The selling price hierarchy for each deliverable is based on (i) vendor-specific objective evidence (VSOE), if available; (ii) third-party evidence (TPE) of selling price if VSOE is not available; or (iii) an estimated selling price, if neither VSOE nor TPE is available. Management was not able to establish VSOE or TPE for separate unit deliverables, as the Company does not have a history of entering into such arrangements or selling the individual deliverables within such arrangements separately. In addition, there may be significant differentiation in these arrangements, which indicates that comparable third-party pricing may not be available. Management determined that the selling price for the deliverables within the Pfizer Agreement should be determined using its best estimate of selling price. The process of determining the best estimate of selling price involved significant judgment on the Company’s part and included consideration of multiple factors such as estimated direct expenses, other costs, and available clinical development data.

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

As such, the $22.5 million up-front payment received was recognized as revenue over the expected development period through March 2013. The determination of the length of the period over which to defer revenue and the methodology by which to recognize the related revenues is subject to judgment and estimation. Consistent with the research plan developed by and agreed to by both parties, management estimated that the research activities and participation on the joint steering committees would occur over a 1.5-year period. Revenues associated with the up-front license fee were recognized over this period using a straight-line method, which was consistent with expected completion of the research services. The research services were completed in March 2013, consistent with the expected development period.

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

Research and Development Costs

Except for payments made in advance of services, research and development costs are expensed as incurred. For payments made in advance, the Company recognizes research and development expense as the services are rendered. Research and development costs primarily consist of salaries and related expenses for personnel, laboratory supplies and raw materials, sponsored research, depreciation of laboratory facilities and leasehold improvements, and utilities costs related to research space. Other research and development expenses include fees paid to consultants and outside service providers including clinical research organizations and clinical manufacturing organizations.

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

Expected Volatility—Volatility is a measure of the amount by which a financial variable such as share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Prior to the Company’s initial public offering, there was not a market for the Company’s shares. The Company utilizes the historical volatilities of a peer group (e.g., several public entities of similar size, complexity, and stage of development), along with the Company’s historical volatility since its initial public offering, to determine its expected volatility.

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

Basic and diluted net loss per common share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(7,854,693)	$(7,168,071)	$(23,481,241)	$(3,887,795)
Basic and diluted net loss per common share	$(0.34)	$(0.38)	$(1.14)	$(0.20)
Basic and diluted weighted average common shares outstanding	23,049,347	19,025,623	20,638,129	18,999,705

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average common shares outstanding, as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Warrants	555,412	590,595	555,412	590,595
Stock options and restricted stock units	2,815,166	2,250,008	2,815,166	2,250,008

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2016 and 2015, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	September 30,	December 31,
	2016	2015
Prepaid expenses	$667,644	$393,857
Other receivables	572,072	38,683
Deposits	—	9,270
Prepaid expenses and other current assets	$1,239,716	$441,810

4. Property and Equipment

Property and equipment, net consists of the following:

	September 30,	December 31,
	2016	2015
Furniture and fixtures	$230,987	$230,987
Laboratory equipment	978,511	965,586
Office equipment	9,723	9,723
Computer equipment	186,172	181,053
Leasehold improvements	36,128	36,128
Construction in progress	271,355	—
Property and equipment	1,712,876	1,423,477
Less accumulated depreciation	(1,036,283)	(902,099)
Property and equipment, net	$676,593	$521,378

Depreciation expense was $45,808 and $51,882 for the three months ended September 30, 2016 and 2015, respectively, and $139,749 and $142,417 for the nine months ended September 30, 2016 and 2015, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	September 30,	December 31,
	2016	2015
Accrued research and development expenses	$2,323,255	$3,423,220
Accrued license and milestone fees	—	2,000,000
Accrued consulting and other professional fees	263,211	242,227
Other accrued expenses	327,018	281,152
Accrued employee benefits	349,875	195,442
Accrued franchise and other taxes	—	3,590
Accrued expenses	$3,263,359	$6,145,631

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

In March 2016, the Company amended the Lease (the Lease Amendment) to lease additional space as of June 1, 2016. In addition to the other terms of the Lease, the Lease Amendment provided for a tenant improvement allowance reflected in the Company’s financial statements as an increase in capitalized leasehold improvements as incurred and an increase in deferred rent. In May 2016, the Company also paid a security deposit of $52,320 to be held until the expiration or termination of the Company’s obligations under the Lease. The term of the Lease Amendment for the additional space continues through October 31, 2023, the same date as for the premises originally leased under the Lease, subject to the Company’s renewal option set forth in the Lease. The Company’s one-time option to terminate the Lease effective as of October 31, 2020 also applies to the additional space.

Deferred rent related to the Lease was $922,824 and $243,647 at September 30, 2016 and December 31, 2015, respectively. Total rent expense under the Company’s operating leases was $219,983 and $216,765 for the three months ended September 30, 2016 and 2015, respectively, and $557,262 and $437,125 for the nine months ended September 30, 2016 and 2015, respectively.

7. Stockholders’ Equity

At-The-Market Equity Offering

On March 1, 2016, the Company entered into an at-the-market sales agreement with Cowen and Company, LLC to sell the Company’s securities under a shelf registration statement filed in March 2015. As of September 30, 2016, the Company had issued and sold 483,298 shares of common stock under the at-the-market sales agreement. The shares were sold at a weighted average price per share of $6.296, for aggregate net proceeds of $2.7 million, after deducting commissions and offering expenses.

Equity Offering

In June 2016, the Company completed a public offering in which the Company sold 3,476,793 shares of its common stock at a price of $6.10 per share. The Company received net proceeds of $19.7 million from this offering, after deducting underwriting discounts, commissions and other offering expenses.

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

A summary of the Company’s stock option activity under the 2003 Plan for the nine months ended September 30, 2016 is as follows:

			WEIGHTED-AVERAGE
		WEIGHTED-	REMAINING	AGGREGATE
	OUTSTANDING	AVERAGE	CONTRACTUAL TERM	INTRINSIC VALUE
	OPTIONS	EXERCISE PRICE	(YEARS)	(IN THOUSANDS)
Outstanding as of December 31, 2015	758,187	$1.27	4.2
Options exercised	(27,268)	1.49
Options forfeited	—	—
Outstanding as of September 30, 2016	730,919	1.26	3.5	$4,306
Vested or expected to vest as of September 30, 2016	730,888	1.26	3.5	$4,306
Exercisable as of September 30, 2016	729,565	1.25	3.5	$4,301

As of September 30, 2016, there was $2,991 of total unrecognized compensation expense related to unvested options under the 2003 Plan that will be recognized over a weighted-average period less than one year. Total intrinsic value of the options exercised during the nine months ended September 30, 2016 and 2015 was $95,221 and $699,196, respectively, and total cash received for options exercised was $40,668 and $110,697 during the nine months ended September 30, 2016 and 2015, respectively. The total fair value of shares underlying options which vested in the nine months ended September 30, 2016 and 2015 was $14,450 and $38,223, respectively.

2013 Equity Incentive Plan

The Company’s board of directors adopted, and its stockholders approved, its 2013 Equity Incentive Plan (the 2013 Plan) effective on January 9, 2014. The 2013 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to its employees, including officers, consultants and directors. The 2013 Plan also provides for the grant of performance cash awards to the Company’s employees, consultants and directors. Unless otherwise stated in a stock option agreement, 25% of the shares subject to an option grant will typically vest upon the first anniversary of the vesting start date and thereafter at the rate of one forty-eighth of the option shares per month as of the first day of each month after the first anniversary. Upon termination of employment by reasons other than death, cause, or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant.

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

A summary of the Company’s stock option activity under the 2013 Plan for the nine months ended September 30, 2016 is as follows:

			WEIGHTED-AVERAGE
ccc		WEIGHTED-	REMAINING	AGGREGATE
	OUTSTANDING	AVERAGE	CONTRACTUAL TERM	INTRINSIC VALUE
	OPTIONS	EXERCISE PRICE	(YEARS)	(IN THOUSANDS)
Outstanding as of December 31, 2015	1,470,338	$8.26	8.5
Options granted	618,250	5.35
Options exercised	(3,500)	7.95
Options forfeited	(22,591)	6.20
Outstanding as of September 30, 2016	2,062,497	7.41	8.2	$1,110
Vested or expected to vest as of September 30, 2016	2,053,321	7.41	8.2	$1,100
Exercisable as of September 30, 2016	828,814	8.26	7.7	$1

The weighted-average fair value of the options granted during the nine months ended September 30, 2016 and 2015 was $3.38 per share and $5.09 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Expected term	6.25 years	6.25 years
Expected volatility	68.86%	80.83%
Risk-free interest rate	1.69%	1.70%
Expected dividend yield	0%	0%

As of September 30, 2016, there was $5,014,309 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 2.2 years. Total intrinsic value of the options exercised during the nine months ended September 30, 2016 was $2,275 and total cash received for options exercised was $27,825 during the nine months ended September 30, 2016. There were no options exercised during the nine months ending September 30, 2015. The total fair value of shares underlying options which vested in the nine months ended September 30, 2016 and 2015 was $2,364,683 and $2,314,557, respectively.

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in three equal annual installments provided that the employee remains employed with the Company. As of September 30, 2016, there was $70,027 of unrecognized compensation costs related to unvested service RSUs.

The following is a summary of RSU activity under the 2013 Plan for the nine months ended September 30, 2016:

		WEIGHTED-AVERAGE
	NUMBER	GRANT DATE
	OF SHARES	FAIR VALUE
Unvested at December 31, 2015	4,833	$7.62
Granted	14,500	4.61
Forfeited	—	—
Vested	—	—
Unvested at September 30, 2016	19,333	5.36

Stock-based compensation expense was classified on the statement of operations as follows for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development expense	$260,882	$209,359	$772,163	$590,633
General and administrative expense	478,531	423,565	1,466,484	1,088,035
Total stock-based compensation expense	$739,413	$632,924	$2,238,647	$1,678,668

Warrants to Acquire Common Stock

During the three months ended September 30, 2016, 22,367 shares of common stock were issued to an existing stockholder upon the net exercise of a warrant. No warrants were exercised during the three months ended September 30, 2015.  No warrants expired during the three months ended September 30, 2016 and 2015.

8. Income Taxes

The Company has not recorded any tax provision or benefit for the nine months ended September 30, 2016 and 2015. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at September 30, 2016 and December 31, 2015.

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

Building on our experience with rivipansel, we are developing a pipeline of other glycomimetic drug candidates. Our second glycomimetic drug candidate, GMI-1271, is a specific E-selectin inhibitor, which we are developing to be used in combination with chemotherapy to treat patients with either acute myeloid leukemia, or AML, or multiple myeloma, or MM, both of which are life-threatening hematologic cancers, and potentially other hematologic cancers as well. GMI-1271 received orphan drug designation in AML from the FDA in May 2015. In June 2016, GMI-1271 received fast track designation for the treatment of adult patients with relapsed or refractory AML and elderly patients aged 60 years or older with AML. We are currently conducting clinical trials in both AML and MM.

In May 2015, we commenced a multinational, Phase 1/2, open-label trial of GMI-1271 as an adjunct to standard chemotherapy in patients with AML. The trial consists of two parts. In the Phase 1 portion, dose escalation testing was performed to determine a recommended GMI-1271 dose in combination with standard chemotherapy for the Phase 2 portion. The primary objective of this portion of the trial was to evaluate the safety of GMI-1271 in combination with chemotherapy. Secondary objectives were to characterize pharmacokinetics, or PK, and pharmacodynamics, and to observe anti-leukemic activity.  There were a total of 19 patients enrolled and dosed with GMI-1271 and chemotherapy in the Phase 1 portion of the trial. Patients had relapsed or refractory AML and other risk factors indicating poor prognosis.

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

With an optimal dose of 10 mg/kg having been determined for the remainder of the trial, in June 2016, we dosed the first patient in the Phase 2 portion of the trial. In this portion of the trial, dose-expansion testing will be conducted to obtain additional safety and efficacy data in two defined sub-populations of AML. One arm of the trial will enroll relapsed or refractory AML patients; the second arm will enroll patients over 60 years of age with newly diagnosed AML. We expect to enroll a total of approximately 50 patients in the Phase 2 portion of the trial. Unlike in the Phase 1 portion, some of the patients in the Phase 2 portion may be treated with multiple cycles of GMI-1271. The Phase 2 portion of the trial is being conducted in the United States, Ireland and Australia.

In September 2016, we dosed the first patient in a Phase 1 clinical trial of GMI-1271 combined with bortezomib-based chemotherapy, for the treatment of MM. The newly initiated multi-center, open-label dose escalation trial, which has begun in Ireland, will measure the efficacy, safety and pharmacokinetics of GMI-1271 in combination with chemotherapy among patients who have been diagnosed with MM and have not responded optimally to standard chemotherapy. We anticipate enrolling 24 participants in the trial. In the Phase 1 study, participants will include individuals who have been diagnosed with MM and undergone bortezomib-based therapy with inadequate responses. The patients will receive one of four doses of GMI-1271 in combination with bortezomib, intravenously concurrently throughout treatment cycle. They will be followed after treatment to measure safety endpoints and efficacy.

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

We are also developing a pipeline of other preclinical drug candidates based on our expertise in carbohydrate chemistry. We have designed a family of small molecule drug candidates that simultaneously inhibit both E-selectin and CXCR4. We have selected one of these compounds, GMI-1359, to be developed further as part of an IND-enabling nonclinical program. We intend to develop GMI-1359 as a potential treatment for hematologic malignancies. Since E-

selectin and CXCR4 are both adhesion molecules that keep cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone marrow such as AML and MM, as compared to targeting CXCR4 alone. In December 2015 at the annual meeting of the American Society of Hematology, we presented preclinical data suggesting that GMI-1359 may enhance the ability of chemotherapy to target and improve survival rates in patients with a high-risk form of mutated AML.

In August 2016, we dosed the first participant in a Phase 1 single-dose escalation trial of GMI-1359 in healthy volunteers.  In this first-in-humans trial, volunteer participants will receive a single injection of GMI-1359, after which the patients will be evaluated for safety, tolerability, pharmacokinetics and pharmacodynamics over 16 days. The randomized, double-blind placebo controlled escalating dose study is being conducted at a single site in the United States.

Using our glycomimetics platform, we have designed galectin-3 and galectin-9 inhibitors that specifically block the binding of galectin-3 and galectin-9 to carbohydrate structures.  Galectin-3 and galectin-9 are proteins that are known to play critical roles in many pathological processes, including checkpoints in T-cell exhaustion during cancer immunotherapy, chemotherapy resistance, fibrosis and cardiovascular disease. We plan to optimize these compounds and conduct preclinical experiments in 2017 to further characterize the effects of galectin-3 and galectin-9 inhibitors on immune processes and anti-fibrotic activity.

We commenced operations in 2003, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our glycomimetics platform, identifying potential drug candidates, undertaking preclinical studies and conducting clinical trials of rivipansel, GMI-1271 and GMI-1359. To date, we have financed our operations primarily through private placements of our securities, upfront and milestone payments under our collaboration with Pfizer, the net proceeds from our IPO in January 2014, net proceeds from our at-the-market facility with Cowen and Company LLC, or Cowen, and net proceeds from our public offering of common stock in June 2016. We have no approved drugs currently available for sale, and substantially all of our revenue to date has been revenue from the upfront and milestone payments from Pfizer, although we have received nominal amounts of revenue under research grants. Prior to our IPO, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was an upfront payment under our collaboration with Pfizer and $64.1 million was from the sale of our convertible promissory notes and convertible preferred stock. The IPO provided us with net proceeds of $57.2 million, and we received a non-refundable milestone payment from Pfizer in May 2014 of $15.0 million. In August 2015, we received another non-refundable milestone payment from Pfizer of $20.0 million following the dosing of the first patient in the Phase 3 clinical trial of rivipansel. In 2016, we received an additional $19.7 million of net proceeds from our public offering in June 2016 and $2.7 million of net proceeds under the at-the-market facility with Cowen.

Since inception, we have incurred significant operating losses. Although we have generated cumulative revenue of $58.6 million since our inception through September 30, 2016, primarily consisting of the $22.5 million upfront payment from Pfizer in 2011, the $15.0 million non-refundable milestone payment in May 2014 and the $20.0 million non-refundable milestone payment in August 2015, we had an accumulated deficit of $110.6 million as of September 30, 2016, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our collaboration with Pfizer, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•	conduct our clinical trials of GMI-1271 and prepare to potentially submit an application for marketing approval;
•	conduct earlier-stage clinical trials of GMI-1359;
•	continue the research and development of our other drug candidates;
•	seek to discover and develop additional drug candidates;
•	seek regulatory approvals for any drug candidates other than rivipansel that successfully complete clinical trials;

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

We have a research services agreement with the University of Basel, or the University, under which University personnel have performed research services for us on an as-requested basis since 2004. The agreement includes one-year research terms, and we have no affirmative obligation to purchase any minimum amount of services in any year beyond what we commit to at the beginning of each term, if any. For the research terms ended in February 2015 and 2016, we paid the University approximately $200,000 and $100,000, respectively. As part of the original consideration for entering into this agreement, we granted to the University the right to receive payments from us under specified circumstances. If we receive any future milestone payments or royalties from Pfizer with respect to rivipansel, we have agreed to pay 10% of those amounts to the University. As of December 31, 2015, we have recorded a $2.0 million liability to the University based upon the $20.0 million non-refundable milestone payment from Pfizer. In February 2016, we paid the $2.0 million accrued liability to the University. During the three and nine months ended September 30, 2016, there were no additional milestone payments recorded in our statements of operations.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies, estimates and judgments during the nine months ended September 30, 2016 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Research and development activities are central to our business model. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We expect our research and development expenses to increase over the next several years as we seek to progress GMI-1271, GMI-1359 and our other drug candidates through clinical development. For example, as we prepare to potentially submit an application for marketing approval for GMI-1271, we will incur substantial expenses in scaling up the production and manufacturing of GMI-1271. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical studies and clinical trials of our drug candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our drug candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our drug candidates.

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

Other Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

The following tables set forth our results of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2016	2015	Change
Revenue	$18	$—	$18
Costs and expenses:
Research and development expense	5,921	5,038	883
General and administrative expense	1,984	2,133	(149)
Total costs and expenses	7,905	7,171	734
Loss from operations	(7,887)	(7,171)	(716)
Other income	32	3	29
Net loss and comprehensive loss	$(7,855)	$(7,168)	$(687)

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2016	2015	Change
Revenue	$18	$20,035	$(20,017)
Costs and expenses:
Research and development expense	17,221	18,089	(868)
General and administrative expense	6,352	5,844	508
Total costs and expenses	23,573	23,933	(360)
Loss from operations	(23,555)	(3,898)	(19,657)
Other income	74	10	64
Net loss and comprehensive loss	$(23,481)	$(3,888)	$(19,593)

Revenue

Our revenue for the three and nine months ended September 30, 2016 was not material.  We did not record any revenue during the three months ended September 30, 2015. The revenue recorded in the nine months ended September 30, 2015 was due to the $20.0 million non-refundable milestone payment from Pfizer triggered upon the dosing of the first patient in the Phase 3 clinical trial of rivipansel. There were no milestone or royalty payments due from Pfizer during the three and nine months ended September 30, 2016.

Research and Development Expense

The following tables summarize our research and development expense by functional area for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2016	2015	Change
Clinical development	$2,389	$629	$1,760
Manufacturing and formulation	893	1,806	(913)
Contract research services, consulting and other costs	332	583	(251)
Laboratory costs	466	439	27
Personnel-related	1,580	1,372	208
Stock-based compensation	261	209	52
Research and development expense	$5,921	$5,038	$883

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2016	2015	Change
Clinical development	$5,403	$1,965	$3,438
Manufacturing and formulation	3,780	6,436	(2,656)
Contract research services, consulting and other costs	1,354	1,834	(480)
Laboratory costs	1,237	1,098	139
Personnel-related	4,675	4,163	512
Stock-based compensation	772	591	181
Milestone license fees	—	2,002	(2,002)
Research and development expense	$17,221	$18,089	$(868)

During the three months ended September 30, 2016, our research and development expense increased by $883,000, or 18%, compared to the same period in 2015. The increase was due to an increase in the costs associated with the clinical trials for GMI-1271 in AML and MM and for GMI-1359 in healthy volunteers, partially offset by a decrease in expenses related to manufacturing and process development for GMI-1271.

During the nine months ended September 30, 2016, our research and development expense decreased by $868,000, or 5%, compared to the same period in 2015. The decrease was primarily due to the milestone license fees of $2.0 million during the nine months ended September 30, 2015 that did not recur in 2016. As part of the original consideration for entering into the agreement with the University, we granted to the University the right to receive 10% of payments related to rivipansel under specified circumstances, including any future milestone payments or royalties we receive from Pfizer.  The payment of milestone license fees reflected in research and development expenses during the nine months ended September 30, 2015 was based on 10% of the associated non-refundable milestone payments of $20 million due from Pfizer to us.  In contrast, because there were no milestone or royalties received from Pfizer in the nine months ended September 30, 2016, we did not incur the associated research and development expense of milestone license fees payable to the University. In addition, during the nine months ended September 30, 2016, as compared to the same period in 2015, there was an increase in the costs associated with the clinical trials for GMI-1271 in AML and MM and for GMI-1359 in healthy volunteers, partially offset by a decrease in expenses related to manufacturing and process development for GMI-1271.

The following table summarizes our research and development expense by drug candidate for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2016	2015	Change
GMI-1271	$2,799	$1,634	$1,165
GMI-1359	715	1,128	(413)
Rivipansel	3	3	—
Other research and development	562	691	(129)
Personnel-related and stock-based compensation	1,842	1,582	260
Research and development expense	$5,921	$5,038	$883

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2016	2015	Change
GMI-1271	$7,619	$7,499	$120
GMI-1359	2,316	1,745	571
Rivipansel	6	2,017	(2,011)
Other research and development	1,832	2,075	(243)
Personnel-related and stock-based compensation	5,448	4,753	695
Research and development expense	$17,221	$18,089	$(868)

General and Administrative Expense

The following tables summarizes the components of our general and administrative expense for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2016	2015	Change
Personnel-related	$640	$571	$69
Stock-based compensation	479	424	55
Legal, consulting and other professional expenses	719	968	(249)
Other	146	170	(24)
General and administrative expense	$1,984	$2,133	$(149)

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2016	2015	Change
Personnel-related	$2,019	$1,756	$263
Stock-based compensation	1,467	1,088	379
Legal, consulting and other professional expenses	2,412	2,575	(163)
Other	454	425	29
General and administrative expense	$6,352	$5,844	$508

During the three months ended September 30, 2016, our general and administrative expense decreased by $149,000, or 7%, compared to the same period in 2015.  The decrease was related to lower legal expenses, patent fees and commercial research fees. During the nine months ended September 30, 2016, our general and administrative expense increased by $508,000, or 9%, compared to the same period in 2015. The increase was primarily attributable to personnel-related expenses and stock-based compensation expense due to a minor headcount increase in 2016 and stock option and RSU awards granted in the first quarter of 2016.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through private placements of our capital stock, our IPO, our at-the-market offering, our public offering in June 2016 and upfront and milestone payments from Pfizer. As of September 30, 2016, we had $45.3 million in cash and cash equivalents.

We are potentially eligible to earn a significant amount of milestone payments and royalties under our agreement with Pfizer. Our ability to earn these payments and their timing is dependent upon the outcome of Pfizer’s activities and is uncertain at this time.

On March 1, 2016, we entered into an at-the-market sales agreement with Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $40 million through Cowen acting as our sales agent. Also on March 1, 2016, we filed a prospectus supplement offering up to $19 million of shares of our common stock in accordance with the sales agreement.  On June 2, 2016, we filed an amendment to the prospectus supplement to increase the offering to up to a total of $40 million of shares of our common stock, including the shares of common stock that had already been sold in accordance with the sales agreement.  As of September 30, 2016, we have sold an aggregate of 483,298 shares of our common stock under the at-the-market facility, for net proceeds of $2.7 million. Subsequent to September 30, 2016, we sold an additional 1,701 shares under the facility for an additional $12,000 in net proceeds.

In June 2016, we completed a public offering in which we sold 3,476,793 shares of common stock at a price of $6.10 per share.  We received net proceeds of $19.7 million from this offering, after deducting underwriting discounts and commissions and other offering expenses.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of September 30, 2016 will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$(23,777)	$(1,284)
Investing activities	(266)	(265)
Financing activities	22,522	111
Net change in cash and cash equivalents	$(1,521)	$(1,439)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 includes the costs associated with the advancement of the GMI-1271 and GMI-1359 development programs, including the initiation of clinical trials for both product candidates. In addition, the $2.0 million milestone license fee due to the University of Basel and accrued as a liability as of December 31, 2015 was paid during this period. Net cash used in operating activities for the nine months ended September 30, 2015 includes the costs associated with the advancement of the GMI-1271 development program, including the manufacturing supplies and clinical expenses for the initiation of the Phase 1/2 clinical trial, partially offset by $20.0 million in accounts receivable, which relates to the Pfizer milestone payment recorded as revenue in June 2015. In addition, the $1.5 million milestone license fee due to the University of Basel and accrued as a liability as of December 31, 2014 was paid during the nine months ended September 30, 2015.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 included capital expenses relating to the additional leasehold improvements including architect and project management fees. Net cash used in investing activities for the nine months ended September 30, 2015 included capital expenses related to moving into our new headquarters in June 2015, including the acquisition of new furniture, fixtures and lab equipment.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2016 is primarily comprised of the net proceeds of $19.7 million from our June 2016 public offering and $2.7 million from at-the-market sales under our sales agreement with Cowen. Net cash provided by financing activities during the nine months ended September 30, 2015 reflects the receipt of cash upon the exercise of stock options.

Contractual Obligations

As of September 30, 2016, our significant contractual obligations consisted solely of rent obligations under a non-cancelable lease, as amended, for our current office space in Rockville, Maryland, which has a term through October 2023.

The following table depicts our remaining rent obligations under this lease as of September 30, 2016:

	Payments Due by Period
							After
	Total	2016	2017	2018	2019	2020	2020
	(In thousands)
Operating lease	$7,156	$233	$942	$965	$990	$1,014	$3,012

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

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2016, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2016 and December 31, 2015, we had cash and cash equivalents of $45.3 million and $46.8 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2016, we issued 22,367 shares of common stock to an existing stockholder upon the net exercise of a warrant.  The issuance of these securities was exempt from registration under Section 3(a)(9) of the Securities Act.

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

GLYCOMIMETICS, INC.

Date: November 4, 2016	By:	/s/ Brian M. Hahn
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