Form 10-K
period 2016-12-31
GLYCOMIMETICS INC
filed 2017-03-01
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ◻   No ☒

As of June 30, 2016, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $100.4 million based on the closing price of the registrant’s Common Stock, as reported by the NASDAQ Global Market, on such date.

At February 27, 2017, 23,329,900 shares of GlycoMimetics, Inc.’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of GlycoMimetics, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	our plans to develop and commercialize our glycomimetic drug candidates;
•

our ongoing and planned clinical trials for our drug candidates GMI-1271 and GMI-1359, including the timing of initiation of and enrollment in the trials, the timing of availability of data from the trials and the anticipated results of the trials;

•	our ability to achieve anticipated milestones and potential royalties under our collaboration with Pfizer for our drug candidate rivipansel;
•	the timing of and our ability to obtain and maintain regulatory approvals for our drug candidates;
•	the clinical utility of our drug candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	our ability to identify additional drug candidates with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding future revenues, expenses and needs for additional financing; and
•	our beliefs about our capital expenditure requirements and that our capital resources will be sufficient to meet our anticipated cash requirements into the second quarter of 2018.

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

We are focusing our initial efforts on drug candidates for rare diseases that we believe will qualify for orphan drug designation. Our first drug candidate, rivipansel, is being developed for the treatment of vaso-occlusive crisis, or VOC, a debilitating and painful condition that occurs periodically throughout the life of a person with sickle cell disease. We have entered into a collaboration with Pfizer Inc., or Pfizer, for the further development and potential commercialization of rivipansel worldwide. Rivipansel has received fast track designation from the U.S. Food and Drug Administration, or FDA, as well as orphan drug designation from the FDA in the United States and from the European Medicines Agency, or EMA, in the European Union, or EU. We believe the clinical progress of rivipansel provides evidence of the significant potential of our lead program and our proprietary glycomimetics platform. Building on our experience with rivipansel, we are developing our second most advanced drug candidate, GMI-1271, to be used in combination with chemotherapy to treat either acute myeloid leukemia, or AML, or multiple myeloma, or MM, both of which are life-threatening hematologic cancers, and potentially other hematologic cancers as well. A third drug candidate, GMI-1359, has started clinical testing in a Phase 1 clinical trial in healthy volunteers.

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

Rivipansel is a glycomimetic drug candidate that acts as a pan-selectin antagonist, meaning it binds to all three members of the selectin family, E-, P- and L-selectin. We believe that rivipansel, by acting as a pan-selectin antagonist, inhibits the role that selectins play in VOC for persons with sickle cell disease. VOC, one of the most severe complications of sickle cell disease, can result in acute ischemic tissue injury at one or more sites, with inflammation and pain of varying degrees of severity. The standard of care in the United States for people experiencing VOC is to manage its symptoms, which typically includes hospitalization, narcotic pain management and hydration. We believe that rivipansel, if approved, would be the first drug to interrupt the underlying cause of VOC, thereby potentially reducing the use of narcotics for pain management and enabling patients to leave the hospital more quickly.

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

Pfizer is responsible for the further clinical development, regulatory approval and potential commercialization of rivipansel. Pfizer enrolled the first patient in a Phase 3 clinical trial in June 2015 and has announced that it expects to complete enrollment in this trial in the second half of 2018.  Under our license agreement with Pfizer, we are eligible to receive payments of up to $115.0 million upon the achievement of specified development milestones, up to $70.0 million upon the achievement of specified regulatory milestones, and up to $135.0 million upon the achievement of specified levels of annual net sales of licensed products. We are also eligible to receive tiered royalties, with percentages ranging from the low double digits to the low teens, based on net sales of rivipansel worldwide, subject to reductions in specified circumstances. Under a separate research agreement with the University of Basel, or the University, we have agreed to pay 10% of any future milestone payments and royalties we may receive from Pfizer with respect to rivipansel.

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

We have completed an initial Phase 1 trial in healthy volunteers for GMI-1271. Additionally, in a Phase 1/2 clinical trial in defined populations of patients with AML, we have completed the Phase 1 multiple ascending dose-escalation portion of the trial and dose expanded into the Phase 2 portion, for which we expect to complete enrollment in the first half of 2017. In December 2016, at the annual meeting of the American Society of Hematology, or ASH, we presented interim clinical data that showed preliminary high remission rates and suggested a favorable safety, pharmacokinetic, or PK, and biomarker profile for GMI-1271. We have also initiated a Phase 1 multiple ascending dose-escalation trial of GMI-1271 in defined populations of patients with MM and plan to continue enrollment of the trial in 2017.

We have an additional drug candidate, GMI-1359, that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. We intend to select a target clinical indication, most likely in oncology.   In June 2016, we submitted an Investigational New Drug application, or IND, to the FDA for GMI-1359, and in August 2016, we dosed the first participant in a Phase 1 single-dose escalation trial of GMI-1359 in healthy volunteers.  In this first-in-human trial, volunteer participants are receiving a single injection of GMI-1359, after which the subjects were evaluated for safety, tolerability, pharmacokinetics and pharmacodynamics.  In November 2016, we presented data from animal studies in which administration of GMI-1359, together with an antibody, reduced the time to complete tumor regression in a colon cancer model.

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

Our intellectual property portfolio includes ownership of, or exclusive rights to, issued patents and pending patent applications claiming fundamental features of glycomimetic therapeutics, as well as those claiming methods of use for and chemical modifications of our drug candidates. Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against challenges that have arisen or may arise in this area. Our issued patents directed to rivipansel and methods of use are expected to expire between 2023 and 2030.  We have a U.S. patent covering GMI-1271 which is expected to expire in 2032.  In addition, we have several pending patent applications covering GMI-1271 and/or methods of using it, the last expiring of which, if issued, currently would be predicted to expire in 2036.

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

Our Strategy

Our goal is to be the leader in the discovery, development and commercialization of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. Leveraging the potentially broad applicability of our proprietary glycomimetics platform, our initial focus is to internally develop and advance orphan drug candidates targeted at hematologic cancers and other diseases, and to out-license any drug candidates we may develop that are targeted at larger market opportunities. The key elements of our strategy are to:

•

Advance GMI-1271 for the treatment of AML. We are building on our experience developing rivipansel to investigate GMI-1271 for the treatment of AML as an adjunct to standard chemotherapy. We have initiated a Phase 1/2 dose-escalation clinical trial in defined populations of patients with AML. The Phase 1 portion of the trial has been completed and the Phase 2 portion was initiated in 2016 and is currently enrolling subjects in sites in the United States, Ireland and Australia. We have retained worldwide development and commercialization rights to GMI-1271.  In June 2016, GMI-1271 received fast track designation for the treatment of adult patients with relapsed or refractory AML and elderly patients aged 60 years or older with AML.

•

Advance GMI-1271 for the treatment of MM.  We have initiated a Phase 1 multiple dose-escalation clinical trial in defined populations of patients with MM and are enrolling subjects at trial sites in Ireland.

•

Advance GMI-1359 for the treatment of cancer.  We are developing GMI-1359 which simultaneously inhibits both E-selectin and CXCR4, for potential use in the treatment of cancers with significant bone marrow involvement, such as hematologic cancers including AML and MM and certain solid tumors such as breast and prostate cancer. We completed enrollment in a Phase 1 single-dose escalation trial in healthy volunteers in 2016.  We have retained worldwide development and commercialization rights to GMI-1359.

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

•

Identify and develop additional novel selectin antagonists to address unmet medical needs with significant market potential. We believe our glycomimetics platform will enable us to develop a broad pipeline of potential drug candidates that may be orphan drugs or may address larger market opportunities. We have identified a highly potent E-selectin antagonist which is being explored for subcutaneous delivery and which we believe could be of value in potential major market opportunities, such as the treatment of certain cancers and cardiovascular disease.

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

 Rivipansel —Targeting Selectins to Treat VOC

Rivipansel is being developed to treat VOC with the goal of reducing duration of VOC episodes, length of hospital stay and use of opioid analgesics for pain management. In our Phase 2 clinical trial, patients treated with rivipansel plus the standard of care demonstrated improvement in these endpoints, in each case as compared to patients receiving placebo plus the standard of care.

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

Rivipansel Clinical Results

We completed a Phase 2 clinical trial of rivipansel in sickle cell patients hospitalized for VOC. This trial was a randomized, double-blind, placebo-controlled trial at 22 sites in the United States and Canada evaluating the safety, efficacy and PK of multiple IV doses of rivipansel or placebo in 76 patients hospitalized for VOC, ranging from 12 to 60 years old. Of these patients, 43 received rivipansel and 33 received placebo, in both cases in addition to the standard of care. Patients receiving rivipansel in the trial received one of two dose levels. Patients in the low dose group received a loading dose of 20 mg/kg, followed by a 10 mg/kg dose every 12 hours. Patients in the high dose group received a loading dose of 40 mg/kg, followed by a 20 mg/kg dose every 12 hours.

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

Following transfer of the IND, Pfizer has undertaken significant activity to work toward a New Drug Application, or NDA, for rivipansel including, an approved special protocol assessment, or SPA, agreement for the design, endpoints and statistical analysis approach of the Phase 3 clinical trial.  Pfizer enrolled the first patient in this Phase 3 clinical trial in June 2015. The Phase 3 trial, entitled “RESET” (Rivipansel: Evaluating Safety, Efficacy and Time to Discharge), is assessing the efficacy and safety of rivipansel for the treatment of VOC in patients hospitalized with sickle cell disease.  Pfizer intends to enroll at least 350 subjects with sickle cell disease, aged six and older who are hospitalized for VOC, in this Phase 3, multicenter, randomized, double-blind, placebo-controlled, parallel-group trial in order to evaluate the efficacy and safety of treatment with rivipansel. Trial participants must be receiving treatment with intravenous, or IV, opioids for their VOC and must be able to receive the first dose of rivipansel within 24 hours of initiation of intravenous opioid therapy. The primary endpoint for the trial will be time to readiness-for-discharge. Key secondary endpoints will include time to discharge, cumulative IV opioid consumption and time to discontinuation of IV opioids.  Pfizer has announced completion of enrollment in the Phase 3 clinical trial is expected in the second half of 2018.

GMI-1271—Targeting the Bone Marrow Microenvironment to Treat Hematologic Cancers

We are developing GMI-1271, a specific E-selectin antagonist, to be used adjunctively with standard chemotherapy to treat AML, MM and other hematologic cancers. We believe that GMI-1271 may be used as first-line treatment for elderly patients with AML or MM, for patients with relapsed or refractory AML, as well as for patients with relapsed or refractory MM. GMI-1271 targets interactions between cancer cells and the bone marrow microenvironment. In preclinical studies, combining GMI-1271 with chemotherapy made cancer cells more sensitive to chemotherapy. In other preclinical studies, GMI-1271 also reduced some of the toxic effects of chemotherapy, including neutropenia and mucositis, on normal cells.

Acute Myeloid Leukemia

AML, a hematologic cancer that is characterized by the rapid growth of abnormal white blood cells that accumulate in the bone marrow and interfere with the production of normal blood cells, is a relatively rare disease, but one that accounts for the largest number of annual deaths from leukemia in the United States. According to the Surveillance, Epidemiology, and End Results Program managed by the National Cancer Institute, there were an estimated 20,000 new cases of AML diagnosed in 2016 in the United States. Approximately 300,000 patients in the world are diagnosed with AML annually.  AML caused an estimated 10,000 deaths in 2016 in the United States.

AML is more commonly present in elderly patients, with a median age at diagnosis of 67 years according to the National Cancer Institute. In a review published in the Journal of Clinical Oncology, the median overall survival of patients 60 years old or older was nine months. The overall five-year relative survival rate for all AML patients is 27%, and only 8% for patients over 60 years old at diagnosis. Relative survival is a statistical measure of net survival that is calculated by comparing observed survival with expected survival from a comparable set of people who do not have AML, in order to measure the excess mortality that is associated with the AML diagnosis.

A number of published studies indicate that only some AML patients who receive chemotherapy achieve a complete response, which is defined as the disappearance of all signs of AML, and that most patients with a complete response will eventually relapse. Patients who do not enter remission are referred to as refractory, meaning that they are resistant to the chemotherapy treatment.

We believe there is a need for new treatment options for elderly patients with AML, as well as those AML patients who relapse or develop refractory disease. Most AML patients with relapsed or refractory disease have no established treatment options and, accordingly, may be referred for participation in clinical studies of potential new therapies. For patients who elect not to participate or are unable to participate, treatment options typically include chemotherapy regimens, hypomethylating agents and supportive care. Further, many elderly patients with AML are too frail to undergo chemotherapy as a result of other medical conditions, and may only be able to tolerate pain comfort or control measures. Without treatment, however, AML is uniformly fatal.

Multiple Myeloma

MM is a hematologic cancer that is characterized by the growth of abnormal white blood cells of the bone marrow that eventually infiltrates various organs and leads to bone destruction, bone marrow failure, including direct and indirect effects on the blood, skeleton, and kidneys.  MM is the most frequent tumor that occurs primarily in bone and the second most common hematological malignancy in the United States and Europe.  MM accounts for 10% to 15% of hematologic cancers, and 20% of deaths from these cancers.  Approximately 114,000 new cases of MM were diagnosed worldwide in 2012.  In the United States, according to the National Cancer Institute, an estimated 30,000 people were newly diagnosed with MM in 2016.  MM caused an estimated 13,000 deaths in 2016 in the United States.  MM is rare in individuals younger than 40 years old and the average age at diagnosis is approximately 70 years.  More than 34% of patients are over 75 years of age, making treatment with chemotherapy more complicated due to fewer treatment options being available, patients being ineligible for transplant, and decreased ability to tolerate sustained chemotherapy due to poor general health.

Despite the fact that recent treatment options for MM have led to improved response rates and increased short-term survival, responses are transient and most patients with MM will ultimately relapse and succumb to their cancer.  MM is not considered curable with current approaches.  The five-year overall survival rate for all patients in the United States is less than 50%.  Although second and later remissions can be achieved with additional treatment, tumors typically recur more aggressively after each relapse, leading to decreased duration of response and ultimately culminating in the development of treatment-refractory disease.  Median survival for treatment-refractory disease typically ranges from five months for event-free survival and from nine months for overall survival and responses to treatment are characteristically short, most likely due to resistant disease. This loss of response complicates therapy of patients in later-line treatment, shortens survival and results in high mortality rates.

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

GMI-1271 Clinical Trials

In August 2014, we completed a Phase 1 trial of GMI-1271 in healthy volunteers. The single-site Phase 1 trial was a randomized, double-blind, placebo-controlled, single ascending intravenous dose trial. In the trial, we evaluated the safety, tolerability and PK of GMI-1271. Twenty-eight healthy adult subjects were enrolled in cohorts to receive study drug at three dose levels. In the trial, we observed that the subjects tolerated GMI-1271 well, and that the PK for GMI-1271 were as predicted based on preclinical data.

Following the completion of the Phase 1 trial, we initiated a multinational, Phase 1/2, open-label trial of GMI-1271 as an adjunct to standard chemotherapy in patients with AML. This trial in males and females with AML is being conducted at a number of academic institutions in the United States, Ireland and Australia. The trial consists of two parts. In the Phase 1 portion, escalation testing was performed to determine a recommended GMI-1271 dose in combination with standard chemotherapy. We evaluated three different doses, with six to seven patients in each dose cohort. In the Phase 2 portion, dose-expansion testing is being conducted to obtain additional safety and efficacy data in defined sub-populations of AML. The Phase 1 portion of the study was completed in 2016 and we expect to complete the Phase 2 dose-expansion portion in 2017 in specific patient populations.

In June 2016, we dosed the first patient in the Phase 2 portion of the trial. In this portion of the trial, dose-expansion testing is being conducted to obtain additional safety and efficacy data in two defined sub-populations of AML. One arm of the trial is enrolling relapsed or refractory AML patients; the second arm is enrolling patients over 60 years of age with newly diagnosed AML. We expect to enroll a total of approximately 72 patients in the Phase 2 portion of the trial. Unlike in the Phase 1 portion, some of the patients in the Phase 2 portion may be treated with multiple cycles of GMI-1271. The Phase 2 portion of the trial is being conducted in the United States, Ireland and Australia. The ongoing trial is expected to complete enrollment in the first half of 2017.

In December 2016, we presented interim clinical data for the trial at the ASH annual meeting, including preliminary data from the Phase 2 portion. For a total of 33 study participants with relapsed or refractory disease taken together from the Phase 1 and one arm of the Phase 2 portion of the trial, the CR rate was 45%. For 11 newly diagnosed study participants 60 or more years of age in the second arm of the Phase 2 portion of the trial, the CR rate was 73%. We plan to provide additional updates from this study at scientific conferences in 2017.

We have initiated a Phase 1 multiple dose-escalation clinical trial in defined populations of patients with MM to evaluate GMI-1271 as an adjunct to proteasome inhibitors (bortezomib or carfilzomib), therapies approved to treat MM. We are currently enrolling patients at clinical trial sites in Ireland.

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

The University of Michigan began dosing healthy volunteers in a Phase 1 randomized, partially blinded, active placebo-controlled trial in December 2014. The primary objective of the trial was to evaluate the safety and PK profile of GMI-1271 in a single and multiple ascending doses in healthy volunteers. The secondary objectives included evaluation of the incidence of bleeding and other adverse events and evaluation of the effects of GMI-1271 on biomarkers of coagulation, cell adhesion and leukocyte and platelet activation. The single and multiple ascending dose-escalation clinical trial in 32 healthy volunteers and a small Phase 1/2 clinical trial in patients with DVT were completed in 2016.

GMI-1359 - Drug Candidate Targeting E-selectin and CXCR4

The chemokine CXCR4 has emerged as an important pro-inflammatory cytokine that is involved in cell migration throughout the body. Like E-selectin, tumor cells may also use the CXCR4 cellular pathway, contributing to chemoresistance, metastatic disease and ultimately decreased survival. We have an additional drug candidate, GMI-1359, that simultaneously targets both both E-selectin and CXCR4. Since E-selectin and CXCR4 are both adhesion molecules that keep cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone marrow, such as hematologic cancers, including AML and MM, and certain solid tumors, such as breast and prostate cancer, as compared to targeting CXCR4 alone. At the ASH annual meeting in December 2016, we presented preclinical data suggesting that GMI-1359 has a unique tumor cell mobilization profile and enhanced the ability of chemotherapy to target and improve survival from a high-risk form of mutated AML.  In November 2016, at the annual meeting of the Society for Immunotherapy of Cancer, we presented data from a preclinical study in which GMI-1359, in combination with an antibody against the cancer regulatory programmed death receptor ligand, or PD-L1, shortened time to complete tumor regressions in an animal model of colon cancer. In the preclinical study, the combination therapy also selectively reduced regulatory T cells, which are a class of lymphocytes that suppress immune responses, in the tumor, and created a more favorable immune-mediated anti-tumor environment.

In 2016, we completed enrollment in a first-in-human Phase 1 single-dose escalation trial of GMI-1359 in healthy volunteers.  In this trial, volunteer participants received a single injection of GMI-1359, after which the subjects were evaluated for safety, tolerability, pharmacokinetics and pharmacodynamics. The randomized, double-blind placebo controlled escalating dose study was conducted at a single site in the United States.

Galectin Inhibitors

Using our glycomimetics platform, we have designed galectin-3 and galectin-9 inhibitors that specifically block the binding of galectin-3 and galectin-9 to carbohydrate structures.  Galectin-3 and galectin-9 are proteins that are known to play critical roles in many pathological processes, including fibrosis, checkpoints in T-cell exhaustion during cancer immunotherapy, chemotherapy resistance and cardiovascular disease. We plan to optimize these compounds and conduct preclinical experiments in 2017 to further characterize the effects of galectin-3 and galectin-9 inhibitors on immune processes and anti-fibrotic activity.

Our Collaboration with Pfizer for Rivipansel

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

Research Services Agreement with University of Basel

We have a research services agreement with the University, under which University personnel have performed research services for us on an as-requested basis since 2004 pursuant to separately negotiated research plan work orders, each lasting one year. We have no obligation to continue to purchase services from the University under the agreement. Under the current research plan, the University is performing research services related to potential oral selectin antagonists and PK evaluation for new selectin antagonists in development by us. We have agreed to pay the University consideration for the research services performed, as determined in connection with each annual research plan work order. For the annual research terms ended in February 2015 and 2016, we paid the University approximately $200,000 and $100,000 respectively.

We do not license any intellectual property from the University under this agreement as the University assigns to us its rights in any intellectual property jointly developed under this agreement. However, as part of the original consideration for entering into the agreement, we granted to the University the right to receive payments from us under specified circumstances. Accordingly, if we receive any future milestone payments or royalties from Pfizer with respect to rivipansel, we have agreed to pay 10% of those amounts to the University, subject to specified exceptions. These potential payments to the University are our only affirmative obligation under the agreement other than payment for research services for ongoing research plan work orders. As of December 31, 2015, we accrued $2.0 million that is payable to the University, which is equal to 10% of the $20.0 million non-refundable milestone payment we received from Pfizer in August 2015.  The $2.0 million was subsequently paid in February 2016. The $1.5 million due upon receipt of the $15.0 million non-refundable payment received from Pfizer in May 2014 was accrued as of December 31, 2014 and subsequently paid in February 2015.

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

Intellectual Property

We strive to protect the intellectual property that we believe is important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our drug candidates and their methods of use. We have issued patents directed to rivipansel and methods of use that are expected to expire between 2023 and 2030.  We also have an issued patent which covers GMI-1271 which currently will expire in 2032.  In addition, we have several pending patent applications both in the United States and outside of the United States covering GMI-1271 and/or methods of using it, the last expiring of which, if issued, currently would be predicted to expire in 2036. We also rely on trade secret protection for our confidential and proprietary information and careful monitoring of such information to protect aspects of our business.

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

Rivipansel: Sickle Cell Anemia

The only approved drug for sickle cell anemia is hydroxyurea, an antineoplastic agent that was initially approved for the treatment of cancer.  While hydroxyurea has been shown to reduce the frequency of painful crises and blood transfusions in adults with sickle cell anemia, it is not effective in relieving symptoms or accelerating the resolution of an ongoing VOC episode. Moreover, since it is a cytotoxic and myelosuppressive agent, hydroxyurea is not suitable for all patients and can have significant toxicities and side effects that warrant close monitoring and supervision. There are no drugs currently approved or in late-stage development for the treatment of sickle cell anemia patients experiencing an acute VOC episode.  Notably, the Phase 3 trial of MST-188, conducted by Mast Therapeutics, Inc., failed to meet its primary endpoint of significantly reducing the mean duration of VOC episodes in sickle cell patients, and that clinical program has been discontinued.

In addition, there are a number of other compounds that are in clinical development as either prophylactic or gene therapy/blood transfusion approaches to treat patients with sickle cell anemia, including:

•

Prophylactic Approaches: Emmaus Life Sciences, Inc. (L-glutamine); Novartis Pharmaceuticals Corporation (crizanlizumab, formerly SelG1); Baxter International (Aes-103); and Global Blood Therapeutics (GBT440); and

•	Gene Therapy/Blood Transfusion Approaches: Blue Bird Bio (Lentiglobin BB305); Sangamo Biosciences/Bioverativ (ZFN Knockout); and Bellicum Pharmaceuticals (BPX-501).

  In September 2016, Emmaus Life Sciences announced that the FDA had accepted its NDA requesting approval for L-glutamine as a prophylactic treatment for sickle cell disease.  In December 2016, results from a Phase 2 clinical trial of crizanlizumab, an anti-P-selectin antibody, were published in the New England Journal of Medicine.  In this trial, crizanlizumab reduced the median annual rate of sickle cell-related pain crises by 45.3% compared to placebo in patients.  If one or both of these prophylactic agents were to be approved by the FDA prior to rivipansel, they could reduce the number of VOC episodes each year, reducing the market opportunity for rivipansel.

Although bone marrow transplant is currently available and can be curative for sickle cell disease, its use is limited by the lack of availability of matched donors and by the risk of serious complications, including graft versus host disease and infection. Attempts to develop a cure for sickle cell disease through gene therapy remain at an early stage, with significant variability in achieving target levels of anti-sickling hemoglobin demonstrated to date with Lentiglobin BB305.  However, if these gene therapy approaches were to be successful and received regulatory approval, this could limit the market for a drug such as rivipansel.

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

While many chemotherapies in development for hematologic malignancies will likely be complementary to GMI-1271, there are also therapies in development that could be directly competitive with GMI-1271.  In particular, there are a number of CXCR4 antagonists in clinical development that target the bone marrow microenvironment in order to mobilize and sensitize cancer cells to chemotherapy, including Sanofi-Aventis (Mozobil), Bristol Myers Squibb (BMS-936564), NOXXON Pharma (NOX-A12), Eli Lilly (LY2510924) and BioLine RX (BL-8040).  While early clinical results have been encouraging, inhibition of CXCR4 remains an unproven therapeutic target for the treatment of cancer.

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

A sponsor can also request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications, manufacturing changes or other labeling claims, are subject to further testing requirements and prior FDA review and approval. There also are continuing annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as application fees for supplemental applications with clinical data.

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

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

Impact of Healthcare Reform on our Business

The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts, which include major legislative initiatives to reduce the cost of care through changes in the healthcare system, including limits on the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.

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

PPACA became law in March 2010 and substantially changes the way healthcare is financed by both governmental and private insurers. Among other measures that may have an impact on our business, PPACA establishes an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Additionally, PPACA extends manufacturers’ Medicaid rebate liability, expands eligibility criteria for Medicaid programs, and expands entities eligible for discounts under the Public Health Service pharmaceutical pricing program.  At this time, we are unsure of the full impact that PPACA will have on our business.  There have been judicial and Congressional challenges to certain aspects of PPACA, and we expect such challenges and amendments to continue. In January, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of PPACA. The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of repeal legislation. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of PPACA that are repealed.  In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we are able to charge for our drug candidates, once approved, or the amounts of reimbursement available for our drug candidates once they are approved. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

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

Orphan Drug Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA or biologics license application. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. We have received orphan drug designation for rivipansel and GMI-1271, and we intend to seek orphan drug designation and exclusivity for our other drug candidates whenever it is available.

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

Employees

As of December 31, 2016, we had 42 full-time employees, all of whom are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Customer Concentration and Geographic Information

Substantially all of our revenue for the years ended December 31, 2016, 2015 and 2014 was derived from Pfizer and was earned in the United States. All of our long-lived assets are located in the United States.

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

Since inception, we have incurred significant operating losses. As of December 31, 2016, we had an accumulated deficit of $119.0 million. We have financed our operations to date with $64.1 million raised in private placements of convertible debt and convertible preferred stock, an aggregate of $57.5 million received from upfront and milestone payments under our license agreement with Pfizer and approximately $80.9 million from registered public offerings of our common stock. We have not generated any meaningful revenue since our inception other than from the upfront and milestone payments from Pfizer.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are still in the early stages of development of our drug candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Although responsibility for further development, regulatory approval and potential commercialization of our first drug candidate, rivipansel, has transferred to Pfizer under our collaboration with them following the completion of our Phase 2 clinical trial, we anticipate that our expenses will increase substantially as we:

•	conduct clinical trials of GMI-1271 in AML and MM;
•	conduct clinical trials of GMI-1359;
•	continue the research and development of our other drug candidates;
•	seek to discover and develop additional drug candidates;
•	seek regulatory approvals for any drug candidates that successfully complete clinical trials;
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

We believe that our cash and cash equivalents as of December 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2018, without giving effect to any potential milestone payments we may receive under our agreement with Pfizer. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

•	our agreement with Pfizer remaining in effect and our ability to achieve milestones under this and any other license or collaboration agreement that we may enter into in the future;
•	the progress and results of the Phase 3 clinical trial of rivipansel;
•

the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other drug candidates, including our ongoing and planned clinical trials of GMI-1271 and GMI-1359;

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

We commenced operations in 2003, and our operations to date have been largely focused on raising capital, developing our expertise in carbohydrate chemistry and knowledge of carbohydrate biology, identifying potential drug candidates, undertaking preclinical studies and conducting clinical trials. All but three of our drug candidates are still in preclinical development. We have not yet demonstrated our ability to successfully complete later stage clinical trials, obtain regulatory approvals, manufacture a commercial scale drug, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As of December 31, 2016, we had federal and state NOL carryforwards of $87.3 million, research and development tax credit carryforwards of $7.4 million and orphan drug credit carryovers of $7.6 million, each of which could be limited if we experience an ownership change.

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

We are very early in our development efforts and have only three drug candidates that are in clinical trials. All of our other drug candidates are still in preclinical development. If we or our collaborators are unable to commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and rivipansel, GMI-1271 and GMI-1359 are our only drug candidates that are in clinical trials. All of our other drug candidates are still in preclinical development. We have not completed the development of any drug candidates, we currently generate no revenue from the sale of any drugs and we may never be able to develop a marketable drug. We have invested substantially all of our efforts and financial resources in the development of our glycomimetics platform, the identification of potential drug candidates using that platform and the development of our drug candidates. Other than with respect to rivipansel, for which our collaborator Pfizer now has the responsibility for further development and commercialization, our ability to generate revenue from our other drug candidates, which we do not expect will occur for many years, if ever, will depend heavily on their successful development and eventual commercialization. The success of those drug candidates will depend on several factors, including:

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

All but three of our drug candidates are in preclinical development, and their risk of failure is high. It is impossible to predict when or if any of our drug candidates will prove safe or effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we or a collaborator must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of the drug candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of development. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

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

We have limited capabilities for drug development and do not yet have any capabilities for sales, marketing or distribution. Under our license agreement with Pfizer, Pfizer is responsible for all further development, regulatory approval and potential commercialization efforts with respect to rivipansel. Other than rivipansel, GMI-1271 and GMI-1359, all of our drug candidates are still in preclinical development, and therefore our success is highly dependent on our collaboration with Pfizer. We cannot assure you that Pfizer will continue to develop rivipansel in a timely manner, or at all, or, if it achieves regulatory approval, that Pfizer will successfully commercialize rivipansel.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities, but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and significant civil and criminal sanctions.

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

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical drugs. Under our collaboration with Pfizer, Pfizer is responsible for the commercialization of rivipansel, our first drug candidate, if it receives regulatory approval. To achieve commercial success for any other drug candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization to market or co-promote such drugs. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

With respect to rivipansel, we are not aware of any therapies that have been approved for treatment of patients experiencing VOC. The only drug approved for the prevention of VOC, but not for the resolution of an ongoing VOC episode, is hydroxyurea, which is available in both generic and branded formulations. Notably, the Phase 3 trial of MST-188, conducted by Mast Therapeutics, Inc., failed to meet its primary endpoint of significantly reducing the mean duration of vaso-occlusive crises in sickle cell patients, and that clinical program has been discontinued.

In addition, there are a number of other compounds that are in clinical development as either prophylactic or gene therapy/blood transfusion approaches to treat patients with sickle cell anemia, including:

•

Prophylactic Approaches: Emmaus Life Sciences, Inc. (L-glutamine); Novartis Pharmaceuticals Corporation (crizanlizumab, formerly SelG1); Baxter International (Aes-103); and Global Blood Therapeutics (GBT440).

•	Gene Therapy/Blood Transfusion Approaches: Blue Bird Bio (Lentiglobin BB305); Sangamo Biosciences/Bioverativ (ZFN Knockout); and Bellicum Pharmaceuticals (BPX-501).

In September 2016, Emmaus Life Sciences announced that the FDA had accepted its New Drug Application requesting approval for L-glutamine as a prophylactic treatment for sickle cell disease.  In December 2016, results from a Phase 2 clinical trial crizanlizumab, an anti-P-selectin antibody, were published in the New England Journal of Medicine. In this trial, crizanlizumab reduced the median annual rate of sickle cell-related pain crises by 45.3% compared to placebo in patients.  If one or both of these prophylactic agents were to be approved by the FDA prior to rivipansel, they could reduce the number of VOC episodes each year, reducing the market opportunity for rivipansel.

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

While many chemotherapies in development for hematologic malignancies will likely be complementary to GMI-1271, there are also therapies in development that could be directly competitive with GMI-1271.  In particular, there are a number of CXCR4 antagonists in clinical development that target the bone marrow microenvironment in order to mobilize and sensitize cancer cells to chemotherapy, including Sanofi-Aventis (Mozobil), Bristol Myers Squibb (BMS-936564), NOXXON Pharma (NOX-A12), Eli Lilly (LY2510924) and BioLine RX (BL-8040).

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

The FDA fast track designation for rivipansel and GMI-1271 may not actually lead to a faster development or regulatory review or approval process.

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

Although we have obtained a fast track designation from the FDA for rivipansel to treat VOC and for GMI-1271 to treat AML, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Our fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development programs. Our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures or that we will ultimately obtain regulatory approval of rivipansel or GMI-1271.

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

Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we conduct clinical research, sell, market and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient data privacy and security regulation by the U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, disgorgement, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts, which include major legislative initiatives to reduce the cost of care through changes in the healthcare system, including limits on the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively PPACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, improve quality of care, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

There have been judicial and Congressional challenges to certain aspects of PPACA, and we expect there will be additional challenges and amendments in the future. In January, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of PPACA. The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of repeal legislation. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of PPACA that are repealed. We cannot predict how PPACA, its possible repeal, or any legislation that may be proposed to replace PPACA will impact our business.

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

Although we are unsure of the full impact that PPACA will have on our business, we expect that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of Rachel King, our President and Chief Executive Officer; John Magnani, our Senior Vice President of Research and Chief Scientific Officer; Helen Thackray, our Senior Vice President of Clinical Development and Chief Medical Officer; and Brian Hahn, our Chief Financial Officer, as well as the other members of our scientific and clinical teams. In particular, we are dependent upon Dr. Magnani for key expertise in carbohydrate chemistry and knowledge of carbohydrate biology with respect to our glycomimetics platform, and the loss of his services would materially impair our future drug discovery efforts. Although we have entered into employment agreements with our executive officers, each of them may currently terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees other than Ms. King.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially own a majority of our common stock. Further, funds controlled by one investor, New Enterprise Associates, or NEA, beneficially own approximately 40% of our common stock. As a result, NEA is able to significantly influence, and together with these other persons would be able to control, all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

ITEM  1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our principal offices occupy approximately 42,000 square feet of leased office space in Rockville, Maryland, pursuant to a lease agreement that expires in October 2023. We believe that our properties are generally in good condition, well maintained, suitable and adequate to carry on our business. We believe our capital resources are sufficient to lease any additional facilities required to meet our expected growth needs.

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

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock commenced trading on The NASDAQ Global Market under the symbol “GLYC” on January 10, 2014. Prior to our IPO, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low reported sales price of our common stock as reported on the NASDAQ Global Market:

Year Ended December 31, 2016	High	Low
First quarter	$6.55	$3.70
Second quarter	9.25	5.82
Third quarter	8.89	6.58
Fourth quarter	7.42	5.50

Year Ended December 31, 2015	High	Low
First quarter	$9.00	$6.66
Second quarter	9.22	7.51
Third quarter	8.00	5.47
Fourth quarter	7.18	4.88

Dividend Policy

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Stockholders

As of February 27, 2017, we had 23,329,900 shares of common stock outstanding held by approximately 37 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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
3/31/2016
6/30/2016
9/30/2016
12/31/2016

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

ITEM  6.SELECTED FINANCIAL DATA

The following selected financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is derived from our audited financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The statement of operations data for the years ended December 31, 2013 and 2012, and the balance sheet data as of December 31, 2014, 2013 and 2012, have been derived from our audited financial statements which are not included herein. Our historical results are not necessarily indicative of the results to be expected in the future. The selected financial data should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
(in thousands, except share and per share data)	2016	2015	2014	2013	2012
Statement of Operations Data:
Revenue	$18	$20,071	$15,027	$3,993	$15,257
Costs and expenses:
Research and development expense	23,282	25,050	19,571	11,701	9,438
General and administrative expense	8,650	7,805	6,596	2,899	2,184
Total costs and expenses	31,932	32,855	26,167	14,600	11,622
(Loss) income from operations	(31,914)	(12,784)	(11,140)	(10,607)	3,635
Other income	104	15	18	1	21
Net (loss) income and comprehensive (loss) income	$(31,810)	$(12,769)	$(11,122)	$(10,606)	$3,656
Net (loss) income per share of common stock—basic	$(1.50)	$(0.67)	$(0.60)	$(8.87)	$3.93
Net (loss) income per share of common stock—diluted	$(1.50)	$(0.67)	$(0.60)	$(8.87)	$0.33
Weighted average common shares outstanding, basic	21,256,312	19,010,587	18,452,252	1,196,162	929,619
Weighted average common shares outstanding, diluted	21,256,312	19,010,587	18,452,252	1,196,162	11,016,532

	As of December 31,
(in thousands)	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$40,042	$46,803	$55,199	$2,311	$17,373
Total assets	42,388	48,462	57,264	5,283	18,420
Total liabilities	7,087	7,991	6,461	2,376	5,891
Total stockholders’ equity	35,301	40,472	50,803	2,907	12,528

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

In May 2015, we commenced a multinational, Phase 1/2, open-label trial of GMI-1271 as an adjunct to standard chemotherapy in patients with AML. The trial consists of two parts. In the Phase 1 portion, dose escalation testing was performed to determine a recommended GMI-1271 dose in combination with standard chemotherapy to be used in the Phase 2 portion. The primary objective of the trial is to evaluate the safety of GMI-1271 in combination with chemotherapy. Secondary objectives are to characterize pharmacokinetics, or PK, and pharmacodynamics, and to observe anti-leukemic activity.  There were a total of 19 patients enrolled and dosed with GMI-1271 and chemotherapy in the Phase 1 portion of the trial. Patients had relapsed or refractory AML.

In the Phase 1 portion of the trial, the combination of GMI-1271 and chemotherapy was well-tolerated, with no dose-limiting toxicities observed and no mortality reported during the treatment phase of 44 days. Serious adverse events, including sepsis, pneumonia, device-related infection, enterocolitis, hypernatremia and adjustment disorder, were observed in five patients, with all such events resolving during the treatment phase. Mucositis, which often develops following treatment with this intensive therapy, was noted in only 6 of the 19 patients.

In terms of efficacy, nine of the 19 patients achieved complete remission, with a full bone marrow response, or CR, and full blood count recovery. The total of nine patients achieving remission represents an overall response rate of 47%. This same standard high-dose chemotherapy regimen for relapsed/refractory AML patients typically has remission rates of between 25-30%. One additional patient achieved a status known as morphologic leukemia-free state, which is not included in the overall response rate. Seven patients who achieved remission proceeded to receiving a hematopoietic stem cell transplant. PK data showed a dose-dependent increase in plasma concentrations of GMI-1271, such that all were above levels associated with anti-leukemic activity in animal models of AML. In addition, biomarker analysis showed a biological on-target effect of GMI-1271 at all dose levels.

With an optimal dose of 10 mg/kg having been determined for the remainder of the trial, in June 2016, we dosed the first patient in the Phase 2 portion of the trial. In this portion of the trial, dose-expansion testing is being conducted to obtain additional safety and efficacy data in two defined sub-populations of AML. One arm of the trial continues to enroll relapsed or refractory AML patients; the second arm is enrolling patients over 60 years of age with newly diagnosed AML. We expect to enroll a total of approximately 72 patients in the Phase 2 portion of the trial. Unlike in the Phase 1 portion, some of the patients in the Phase 2 portion may be treated with multiple cycles of GMI-1271. The Phase 2 portion of the trial is being conducted in the United States, Ireland and Australia. The ongoing Phase 2 portion of the trial is expected to complete enrollment in the first half of 2017.

In December 2016, we presented interim clinical data for the trial, including preliminary data from the Phase 2 portion, at the 58th American Society of Hematology (ASH) Annual Meeting and Expo in San Diego. For a total of 33 study participants with relapsed or refractory disease taken together from the Phase 1 and one arm of the Phase 2 portion of the trial, the CR rate was 45%. For 11 newly diagnosed study participants 60 or more years of age in the second arm of the Phase 2 portion of the trial, the CR rate was 73%.  We plan to provide additional updates from this study at scientific conferences in 2017.

In September 2016, we dosed the first patient in a Phase 1 clinical trial of GMI-1271 combined with bortezomib-or carfilzomib-based chemotherapy, for the treatment of MM. The multi-center, open-label dose escalation trial, which has begun enrolling in Ireland, will evaluate the efficacy, safety and pharmacokinetics of GMI-1271 in combination with proteasome inhibitor chemotherapy regimens among patients who have been diagnosed with MM and have not responded optimally to standard chemotherapy.

During 2016, we were also collaborating with the University of Michigan to evaluate GMI-1271 as a potential new class of anticoagulant to treat persons at risk for venous thromboembolic disease, a serious blood-clotting disorder. The University of Michigan began dosing healthy volunteers in a Phase 1 randomized, partially blinded, active placebo-controlled trial in December 2014. The primary objective of the trial was to evaluate the safety and PK profile of GMI-1271 in a single and multiple ascending doses in healthy volunteers. The secondary objectives included evaluation of the incidence of bleeding and other adverse events and evaluation of the effects of GMI-1271 on biomarkers of coagulation, cell adhesion and leukocyte and platelet activation. The single and multiple ascending dose-escalation clinical trial in 32 healthy volunteers and a small Phase 1/2 clinical trial in patients with DVT were completed in 2016.

We are also developing a pipeline of other preclinical drug candidates based on our expertise in carbohydrate chemistry. We have designed a family of small molecule drug candidates that simultaneously inhibit both E-selectin and CXCR4. We have selected one of these compounds, GMI-1359, for the development as a potential treatment for certain malignancies. Since E-selectin and CXCR4 are both adhesion molecules that keep cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone marrow such as hematologic cancers, including AML and MM, and certain solid tumors such as breast and prostate cancer, as compared to targeting CXCR4 alone. In December 2016 at the annual meeting of the American Society of Hematology, we presented preclinical data suggesting that GMI-1359 has a unique tumor cell mobilization kinetic profile and enhanced the ability of chemotherapy to target and improve survival from a high-risk form of mutated AML.

In 2016, we completed enrollment in a Phase 1 single-dose escalation trial of GMI-1359 in healthy volunteers.  In this trial, volunteer participants received a single injection of GMI-1359, after which the subjects were evaluated for safety, tolerability, pharmacokinetics and pharmacodynamics. The randomized, double-blind placebo controlled escalating dose study was conducted at a single site in the United States.

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

We commenced operations in 2003, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our glycomimetics platform, identifying potential drug candidates, undertaking preclinical studies and conducting clinical trials of rivipansel, GMI-1271 and GMI-1359. To date, we have financed our operations primarily through private placements of our securities, upfront and milestone payments under our collaboration with Pfizer and the net proceeds from our IPO in January 2014, net proceeds from our at-the-market facility with Cowen and Company LLC, or Cowen, and net proceeds from our public offering of common stock in June 2016. We have no approved drugs currently available for sale, and substantially all of our revenue to date has been revenue from the upfront and milestone payments from Pfizer, although we have received nominal amounts of revenue under research grants. Prior to our IPO, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was an upfront payment under our collaboration with Pfizer and $64.1 million was from the sale of our convertible promissory notes and convertible preferred stock. The IPO provided us with net proceeds of $57.2 million, and we received a non-refundable milestone payment from Pfizer in May 2014 of $15.0 million. In August 2015, we received another non-refundable milestone payment from Pfizer of $20.0 million following the dosing of the first patient in the Phase 3 clinical trial of rivipansel. In 2016, we received an additional $19.7 million in net proceeds from our public offering in June 2016 and $3.9 million of net proceeds under the at-the-market facility with Cowen.

Since inception, we have incurred significant operating losses. We have generated cumulative revenue of $58.6 million since our inception through December 31, 2016, primarily consisting of the $22.5 million upfront payment from Pfizer in 2011, the $15.0 million non-refundable milestone payment in May 2014 and the $20.0 million non-refundable milestone payment in August 2015. We had an accumulated deficit of $119.0 million as of December 31, 2016, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our collaboration with Pfizer, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

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

To fund further operations, we will need to raise capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations into the second quarter of 2018. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

The first potential milestone payment under the Pfizer agreement was $35.0 million upon the initiation of dosing of the first patient in a Phase 3 clinical trial of rivipansel by Pfizer. Under the collaboration, Pfizer made a $15.0 million non-refundable milestone payment to us in May 2014, which we recognized as revenue in May 2014, when earned, and the dosing of the first patient in the Phase 3 clinical trial in June 2015 triggered the remaining $20.0 million milestone payment to us.  We recorded the $20.0 million milestone payment as revenue in June 2015. There were no milestones payments received from Pfizer for the year ended December 31, 2016.

We have a research services agreement with the University of Basel, or the University, under which University personnel have performed research services for us on an as-requested basis since 2004. The agreement includes one-year research terms, and we have no affirmative obligation to purchase any minimum amount of services in any year beyond what we commit to at the beginning of each term, if any. For the research terms ended in February 2016 and 2015, we paid the University approximately $100,000 and $200,000, respectively. As part of the original consideration for entering into this agreement, we granted to the University the right to receive payments from us under specified circumstances. If we receive any future milestone payments or royalties from Pfizer with respect to rivipansel, we have agreed to pay 10% of those amounts to the University.  In February 2016 and 2015, we paid $2.0 million and $1.5 million, respectively, to the University based upon the non-refundable milestone payments from Pfizer.  We recorded these payments during the years ended December 31, 2015 and 2014, respectively, at the time the payments became due to the University. There were no additional payments due to the University for the year ended December 31, 2016.

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

Expected Term—The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the midpoint between the vesting date and the end of the contractual term. We used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options

Expected Volatility—Expected volatility is based on the historical volatilities of a peer group of comparable publicly traded companies with drug candidates in similar stages of development along with the Company’s historical volatility since its public offering, to determine its expected volatility.

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

Income Taxes

We recorded deferred tax assets of $54.7 million as of December 31, 2016, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating loss, or NOL, carryforwards and research and development tax credit carryforwards. As of December 31, 2016, we had federal and state NOL carryforwards of $87.3 million, research and development tax credit carryforwards of $7.4 million, and $7.6 million of orphan drug tax credit carryforwards available to reduce future taxable income, if any. A portion of the net operating loss carryforwards will begin to expire in 2026, the research and development tax credits in 2023 and the orphan drug tax credit in 2033. In general, if we experience a greater than 50 percentage point aggregate change in ownership of specified significant stockholders over a three-year period, utilization of our pre-change NOL carryforwards will be subject to an annual limitation under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change as a result of changes in our stock ownership, some of which changes may be outside our control, the tax benefits related to the NOL carryforwards may be further limited or lost.

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

Other Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Years Ended December 31, 2016 and 2015

The following table sets forth our results of operations for the years ended December 31, 2016 and 2015.

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2016	2015	CHANGE
Revenue	$18	$20,071	$(20,053)
Costs and expenses:
Research and development expense	23,282	25,050	(1,768)
General and administrative expense	8,650	7,805	845
Total costs and expenses	31,932	32,855	(923)
Loss from operations	(31,914)	(12,784)	(19,130)
Other income	104	15	89
Net loss and comprehensive loss	$(31,810)	$(12,769)	$(19,041)

Revenue

Our revenue for the year ended December 31, 2016 was not material.  The revenue recorded in the year ended December 31, 2015 was due to the $20.0 million non-refundable milestone payment from Pfizer triggered upon the dosing of the first patient in the Phase 3 clinical trial of rivipansel. There were no milestone or royalty payments due from Pfizer during the year ended December 31, 2016.

Research and Development Expense

Research and development expense decreased by $1.8 million to $23.3 million for the year ended December 31, 2016, from $25.1 million in the year ended December 31, 2015, reflecting a decrease of 7%. This decrease was primarily due to a milestone license fee of $2.0 million payable to the University based on a Pfizer milestone payment received during the year ended December 31, 2015 that did not recur during the year ended December 31, 2016. As part of the original consideration for entering into an agreement with the University, we granted to the University the right to receive 10% of payments related to rivipansel under specified circumstances including any future milestone payments or royalties we receive from Pfizer.  The milestone license fee reflected in the year ended December 31, 2015 was based on 10% of the associated non-refundable milestone payments of $20 million due from Pfizer to us.  In contrast, there were no milestone or royalties received from Pfizer in year ended December 31, 2016. In addition, during the year ended December 31, 2016, as compared to the same periods in 2015, there was an increase in the costs associated with the clinical development for GMI-1271 and GMI-1359 of $3.6 million offset by a decrease in expenses related to manufacturing and process development for GMI-1271 of $4.3 million.

The following table summarizes our research and development expense by functional area for the years ended December 31, 2016 and 2015:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2016	2015	CHANGE
Clinical development	$7,729	$4,135	$3,594
Manufacturing and formulation	4,449	8,769	(4,320)
Contract research services, consulting and other costs	1,998	2,285	(287)
Laboratory costs	1,719	1,508	211
Personnel-related	6,354	5,549	805
Stock-based compensation	1,033	802	231
Milestone license fee	—	2,002	(2,002)
Research and development expense	$23,282	$25,050	$(1,768)

The following table summarizes our research and development expense by drug candidate for the years ended December 31, 2016 and 2015:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2016	2015	CHANGE
GMI-1271	$10,483	$10,770	$(287)
GMI-1359	2,875	3,256	(381)
Rivipansel	10	2,026	(2,016)
Other research and development	2,527	2,647	(120)
Personnel-related and stock-based compensation	7,387	6,351	1,036
Research and development expense	$23,282	$25,050	$(1,768)

General and Administrative Expense

The following table discloses the components of our general and administrative expense for the year ended December 31, 2016 and 2015:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2016	2015	CHANGE
Personnel-related	$2,829	$2,363	$466
Stock-based compensation	1,932	1,521	411
Legal, consulting and other professional expenses	3,249	3,334	(85)
Other	640	587	53
General and administrative expense	$8,650	$7,805	$845

General and administrative expense increased for the year ended December 31, 2016 by $845,000, or 11%, compared to 2015 primarily due to an increase in labor-related costs and stock-based compensation expense.

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

Research and Development Expense

Research and development expense increased by $5.5 million to $25.1 million for the year ended December 31, 2015, from $19.6 million in the year ended December 31, 2014, reflecting an increase of 28%. The increase in research and development expense was primarily attributable to the costs associated with the Phase 1/2 clinical trial of GMI-1271 in AML, including the services provided by the contract research organization supporting the trial as well as by the investigator sites enrolling the patients. The first patient was dosed in the Phase 1/2 clinical trial of GMI-1271 in May 2015. In addition, the preclinical development of GMI-1359, our next drug candidate, has resulted in increased expenses in manufacturing and for the toxicology studies required to support an IND filing.  Personnel-related fees increased by $1.1 million for the year ended December 31, 2015 compared to December 31, 2014 primarily attributable to an increased number of research and development employees to support our clinical programs.

The milestone license fees increased by $482,000 for the year ended December 31, 2015 compared to the year ended December 31, 2014 based on the fees due to the University of Basel upon our receipt of the Pfizer milestone payments.

The following table summarizes our research and development expense by functional area for the years ended December 31, 2015 and 2014:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2015	2014	CHANGE
Clinical development	$4,135	$2,119	$2,016
Manufacturing and formulation	8,769	7,410	1,359
Contract research services, consulting and other costs	2,285	2,386	(101)
Laboratory costs	1,508	1,216	292
Personnel-related	5,549	4,407	1,142
Stock-based compensation	802	513	289
Milestone license fees	2,002	1,520	482
Research and development expense	$25,050	$19,571	$5,479

The following table summarizes our research and development expense by drug candidate for the years ended December 31, 2015 and 2014:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2015	2014	CHANGE
GMI-1271	$10,770	$9,611	$1,159
GMI-1359	3,256	311	2,945
Rivipansel	2,026	1,567	459
Other research and development	2,647	3,168	(521)
Personnel-related and stock-based compensation	6,351	4,914	1,437
Research and development expense	$25,050	$19,571	$5,479

General and Administrative Expense

The following table discloses the components of our general and administrative expense for the year ended December 31, 2015 and 2014:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2015	2014	CHANGE
Personnel-related	$2,363	$2,048	$315
Stock-based compensation	1,521	1,123	398
Legal, consulting and other professional expenses	3,334	2,916	418
Other	587	509	78
General and administrative expense	$7,805	$6,596	$1,209

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

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through the private placements of our capital stock, our IPO, our at-the-market facility with Cowen, our public offering of common stock in June 2016 and upfront and milestone payments from Pfizer. As of December 31, 2016, we had $40.0 million in cash and cash equivalents.

We are potentially eligible to earn a significant amount of milestone payments and royalties under our agreement with Pfizer. Our ability to earn these payments and their timing is dependent upon the outcome of Pfizer’s activities and is uncertain at this time.

On March 1, 2016, we entered into an at-the-market sales agreement with Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $40 million through Cowen acting as our sales agent. Also on March 1, 2016, we filed a prospectus supplement offering up to $19 million of shares of our common stock in accordance with the sales agreement.  On June 2, 2016, we filed an amendment to the prospectus supplement to increase the offering to up to a total of $40 million of shares of our common stock, including the shares of common stock that had already been sold in accordance with the sales agreement.  As of December 31, 2016, we have sold an aggregate of 668,791 shares of our common stock under the at-the-market facility, for net proceeds of $3.9 million. Subsequent to December 31, 2016, we sold an additional 461,989 shares under the facility for an additional $2.8 million in net proceeds.

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

The successful development of any of our drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of GMI-1271, GMI-1359 or our other drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from rivipansel, GMI-1271 or GMI-1359. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of December 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2018, without giving effect to any potential milestone payments we may receive under our license agreement with Pfizer. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2016, 2015 and 2014.

	YEAR ENDED DECEMBER 31,
(in thousands)	2016	2015	2014
Net cash provided by (used in):
Operating activities	$(29,731)	$(8,242)	$(4,282)
Investing activities	(704)	(269)	(213)
Financing activities	23,674	114	57,383
Net change in cash and cash equivalents	$(6,761)	$(8,397)	$52,888

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

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

Operating Activities

Net cash used in operating activities was $29.7 million during the year ended December 31, 2016 compared to $8.2 million during the year ended December 31, 2015. For the year ended December 31, 2015, we received a $20.0 million non-refundable milestone payment from Pfizer.  In contrast, we did not receive any milestone payments in the year ended December 31, 2016.  In addition, there was an increase in expenses of $3.6 million related to clinical development for GMI-1271 and GMI-1359 in 2016 as compared to 2015.

Investing Activities

Net cash used in investing activities was $704,000 for the year end December 31, 2016 compared to $269,000 during the year ended December 31, 2015. Net cash used in investing activities for the year ended December 31, 2016 relates to the costs associated with the build-out of our additional leased space.  Net cash used in investing activities for the year ended December 31, 2015 was the result of purchases of additional furniture and equipment related to moving into our new office headquarters in June 2015.

Financing Activities

Net cash provided by financing activities of $23.7 million during the year ended December 31, 2016 reflects net proceeds received from our public offering of $19.7 million in June 2016 and $3.9 million received from our at-the-market facility with Cowen. Net cash provided by financing activities of $114,000 during the year ended December 31, 2015 is comprised primarily of employee stock option exercises.

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

Contractual Obligations

As of December 31, 2016, our significant contractual obligations consisted solely of rent obligations under a non-cancelable lease, as amended, for our current office space in Rockville, Maryland, which has a term through October 2023.

The following table depicts our obligations under this lease as of December 31, 2016.

	Payments Due by Period
							After
	Total	2017	2018	2019	2020	2021	2021
	(In thousands)
Operating lease	$6,923	$942	$965	$990	$1,014	$1,040	$1,972

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

ITEM  7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2016 and 2015, we had cash and cash equivalents of $40.0 million and $46.8 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

ITEM  9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

We will file a definitive proxy statement for our 2017 annual meeting of stockholders, or the 2017 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2017 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the relevant information to be included in the 2017 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM  11.EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the relevant information to be included in the 2017 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the relevant information to be included in the 2017 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the relevant information to be included in the 2017 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

ITEM  14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the relevant information to be included in the 2017 Proxy Statement under the caption “Ratification of Selection of Independent Auditors.”

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

ITEM  16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLYCOMIMETICS, INC.

By:	/s/ Rachel K. King
Rachel K. King
President and Chief Executive Officer

March 1, 2017

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

Signature	Title	Date

/s/ Rachel K. King Rachel K. King	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2017

/s/ Brian M. Hahn Brian M. Hahn	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2017

/s/ John J. Baldwin, Ph.D. John J. Baldwin, Ph.D.	Director	March 1, 2017

/s/ M. James Barrett, Ph.D. M. James Barrett, Ph.D.	Director	March 1, 2017

/s/ Mark A. Goldberg M.D. Mark A. Goldberg M.D.	Director	March 1, 2017
/s/ Daniel M. Junius Daniel M. Junius	Director	March 1, 2017

/s/ John L. Magnani, Ph.D. John L. Magnani, Ph.D.	Director	March 1, 2017

/s/ Timothy Pearson Timothy Pearson	Director	March 1, 2017

/s/ Franklin H. Top, Jr., M.D. Franklin H. Top, Jr., M.D.	Director	March 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of GlycoMimetics, Inc.

We have audited the accompanying balance sheets of GlycoMimetics, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GlycoMimetics, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia

March 1, 2017

GLYCOMIMETICS, INC.

Balance Sheets

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$40,041,641	$46,802,560
Prepaid expenses and other current assets	478,503	441,810
Total current assets	40,520,144	47,244,370
Property and equipment, net	1,056,332	521,378
Prepaid research and development expenses	759,531	696,531
Deposits	52,320	—
Total assets	$42,388,327	$48,462,279
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$1,565,210	$564,235
Accrued bonuses	1,432,485	1,037,112
Accrued expenses	3,267,371	6,145,631
Deferred rent	68,551	—
Total current liabilities	6,333,617	7,746,978
Deferred rent, net of current portion	753,579	243,647
Total liabilities	7,087,196	7,990,625
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 23,250,023 shares issued and outstanding at December 31, 2016; 100,000,000 shares authorized, 19,050,204 shares issued and outstanding at December 31, 2015	23,249	19,049
Additional paid-in capital	154,254,193	127,619,078
Accumulated deficit	(118,976,311)	(87,166,473)
Total stockholders’ equity	35,301,131	40,471,654
Total liabilities and stockholders’ equity	$42,388,327	$48,462,279

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2016	2015	2014
Revenue	$18,500	$20,070,750	$15,027,004

Costs and expenses:
Research and development expense	23,281,820	25,050,179	19,571,073
General and administrative expense	8,650,165	7,805,396	6,595,738
Total costs and expenses	31,931,985	32,855,575	26,166,811
Loss from operations	(31,913,485)	(12,784,825)	(11,139,807)
Other income	103,647	15,327	18,241
Net loss and comprehensive loss	$(31,809,838)	$(12,769,498)	$(11,121,566)
Basic and diluted net loss per common share	$(1.50)	$(0.67)	$(0.60)
Basic and diluted weighted average number of common shares	21,256,312	19,010,587	18,452,252

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Stockholders’ Equity

	Series A-1 Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2013	30,726,326	$30,726	1,426,593	$1,428	$66,150,674	$(63,275,409)	$2,907,419
Issuance of common stock, net of issuance costs	—	—	8,050,000	8,050	57,240,169	—	57,248,219
Conversion of preferred stock to common stock	(30,726,326)	(30,726)	9,305,359	9,305	21,421	—	—
Exercise of options and warrants	—	—	157,886	157	134,134	—	134,291
Stock-based compensation	—	—	—	—	1,635,065	—	1,635,065
Net loss	—	—	—	—	—	(11,121,566)	(11,121,566)
Balance at December 31, 2014	—	—	18,939,838	18,940	125,181,463	(74,396,975)	50,803,428
Exercise of options and warrants	—	—	110,366	109	114,012	—	114,121
Stock-based compensation	—	—	—	—	2,323,603	—	2,323,603
Net loss	—	—	—	—	—	(12,769,498)	(12,769,498)
Balance at December 31, 2015	—	—	19,050,204	19,049	127,619,078	(87,166,473)	40,471,654
Issuance of common stock, net of issuance costs	—	—	4,145,584	4,146	23,597,809	—	23,601,955
Exercise of options and warrants	—	—	54,235	54	72,539	—	72,593
Stock-based compensation	—	—	—	—	2,964,767	—	2,964,767
Net loss	—	—	—	—	—	(31,809,838)	(31,809,838)
Balance at December 31, 2016	—	$—	23,250,023	$23,249	$154,254,193	$(118,976,311)	$35,301,131

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(31,809,838)	$(12,769,498)	$(11,121,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	190,540	191,484	158,708
Loss on disposal of property and equipment	—	8,001	1,424
Stock-based compensation expense	2,964,767	2,323,603	1,635,065
Changes in assets and liabilities:
Prepaid expenses and other current assets	(36,693)	474,439	1,656,823
Prepaid research and development expenses	(63,000)	—	(696,531)
Deposits	(52,320)	—	—
Accounts payable	1,000,975	(309,792)	(270,867)
Accrued expenses and bonuses	(2,504,179)	1,693,238	4,459,292
Deferred rent	578,483	146,635	(103,935)
Net cash used in operating activities	(29,731,265)	(8,241,890)	(4,281,587)

Investing activities
Purchases of property and equipment	(704,202)	(268,594)	(212,603)
Net cash used in investing activities	(704,202)	(268,594)	(212,603)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	23,601,955	—	57,248,219
Proceeds from exercise of stock options	72,593	114,121	134,291
Net cash provided by financing activities	23,674,548	114,121	57,382,510
Net change in cash and cash equivalents	(6,760,919)	(8,396,363)	52,888,320
Cash and cash equivalents, beginning of period	46,802,560	55,198,923	2,310,603
Cash and cash equivalents, end of period	$40,041,641	$46,802,560	$55,198,923

Supplemental disclosure of cash flow information
Cash paid for taxes	$—	$—	$80,000

Non-cash investing and financing activities
Property asset acquisition included in accrued expenses	$21,292	$—	$—
Conversion of Series A convertible preferred stock to common stock	—	—	38,805,055

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

The Company’s executive personnel have devoted substantially all of their time to date to the planning and organization of the Company, the process of hiring scientists, initiating research and development programs and securing adequate capital for anticipated growth and operations. The Company has not commercialized any of its drug candidates and planned commercial operations have not commenced. The Company has incurred significant losses in the development of its drug candidates. The losses in prior periods were primarily attributable to the research and development of the Company’s first drug candidate, rivipansel, as well as GMI-1271 and GMI-1359. The Company has not generated revenues from product sales. As a result, the Company has consistently reported negative cash flows from operating activities and net losses, had an accumulated deficit of $118,976,311 at December 31, 2016 and expects to continue incurring losses for the foreseeable future. The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its anticipated cash requirements into the second quarter of 2018.

The Company’s operations are subject to certain risks and uncertainties. The risks include the need to manage growth, the need to retain key personnel, the need to protect intellectual property, the availability of additional capital financing on terms acceptable to the Company and reliance on its collaboration with Pfizer Inc. (Pfizer). The Company’s current operating assumptions and projections, which reflect management’s best estimate of future revenue and operating expenses, indicate that anticipated operating expenditures into the second quarter of 2018 can be met by available working capital; however, the Company’s ability to meet its projections is subject to uncertainties, and there can be no assurance that the Company’s current projections will be accurate. If the Company’s cash requirements are more than projected, the Company may require additional financing. The type, timing and terms of financing selected by the Company, if required, will be dependent upon the Company’s cash needs, the availability of financing sources and the prevailing conditions in the financial markets. There can be no assurance that such financing will be available to the Company at any given time or available on favorable terms.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of investment in money market funds with commercial banks and financial institutions. The Company considers all investments in highly liquid financial instruments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at amortized cost, plus accrued interest, which approximates fair value.

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents. The fair values of the financial instruments approximated their carrying values at December 31, 2016 and 2015, due to their short-term maturities. The Company accounts for recurring and nonrecurring fair value measurements in accordance with ASC 820, Fair Value Measurements. ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value, and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of December 31, 2016 and 2015. The carrying value of cash held in money market funds of approximately $38.0 million and $45.5 million as of December 31, 2016 and 2015, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

 Concentration of Credit Risk

Credit risk represents the risk that the Company would incur a loss if counterparties failed to perform pursuant to the terms of their agreements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents consist of investment in money market funds with major financial institutions in the United States. These deposits and funds may be redeemed upon demand and, therefore, bear minimal risk. The Company does not anticipate any losses on such balances.

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

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of the carrying value of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant, and Equipment. ASC 360 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2016 and 2015, the Company determined that there were no impaired assets and had no assets held for sale.

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

Non-refundable development and regulatory milestones that are expected to be achieved as a result of the Company’s efforts during the period of substantial involvement are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive because the Company does not contribute effort to the achievement of such milestones are generally achieved after the period of substantial involvement and are recognized as revenue upon achievement of the milestone, as there are no undelivered elements remaining and no continuing performance obligation, assuming all other revenue recognition criteria are met. In May 2014, the Company recognized $15.0 million in revenue as a result of the first non-refundable milestone payment received from Pfizer. In June 2015, the Company recognized $20.0 million in revenue as a result of Pfizer dosing the first patient in the Phase 3 clinical trial of rivipansel, which triggered the second non-refundable milestone payment. There were no revenue milestones met in the year ending December 31, 2016.

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

Expected Volatility—Volatility is a measure of the amount by which a financial variable such as share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Prior to the Company’s initial public offering, there was not a market for the Company’s shares. The Company utilizes the historical volatilities of a peer group (e.g., several public entities of similar size, complexity, and stage of development), along with the Company’s historical volatility since its initial public offering to determine its expected volatility.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the years ended December 31, 2016, 2015 and 2014, the Company’s net loss equals comprehensive loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Standards

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for the Company in the first quarter of fiscal 2018. The Company is evaluating the Pfizer collaboration agreement to determine the impact of the new revenue standard on the upfront and milestone payments within this specific collaboration agreement. The Company intends to select a transition method in the second quarter 2017 and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

On August 27, 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The Company adopted the standard for the reporting period ending December 31, 2016.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The final guidance will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. This standard is effective for annual reporting periods beginning after December 15, 2018. Early adoption will be permitted.  The Company is currently evaluating the effect the new standard will have on the Company.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in financial statements including the income tax effects of share-based payments, minimum statutory withholding requirements and forfeitures. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will also allow an employer to repurchase more of an employee’s shares than the current standard for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. In evaluation of the new standard, the Company will elect a policy at adoption of the standard to account for forfeitures as they occur.  The Company has evaluated the standard and has determined the implementation will not have a material impact on the financial statements.

With the exception of the new standards discussed above, there have been no new accounting pronouncements that have significance, or potential significance, to the Company’s financial statements.

3. Net Loss Per Share of Common Stock

Basic net loss per common share is determined by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net income per share is computed by dividing net income by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method was used to determine the dilutive effect of the Company’s stock option grants, restricted stock units and warrants.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Net loss	$(31,809,838)	$(12,769,498)	$(11,121,566)
Basic and diluted net loss per common share	$(1.50)	$(0.67)	$(0.60)
Basic and diluted weighted average common shares outstanding	21,256,312	19,010,587	18,452,252

The following potentially dilutive securities outstanding at December 31, 2016, 2015 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	2016	2015	2014
Warrants	553,868	578,687	590,595
Stock options and restricted stock units	2,817,674	2,235,775	1,806,980

4. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets at December 31:

	2016	2015
Prepaid expenses	$199,195	$393,857
Other receivables	268,659	38,683
Deposits	10,649	9,270
Prepaid expenses and other current assets	$478,503	$441,810

5. Property and Equipment

Property and equipment, net consisted of the following at December 31:

	2016	2015
Furniture and fixtures	$262,135	$230,987
Laboratory equipment	1,130,180	965,586
Office equipment	6,610	9,723
Computer equipment	169,423	181,053
Leasehold improvements	36,128	36,128
Construction in progress	508,417	—
Property and equipment	2,112,893	1,423,477
Less accumulated depreciation	(1,056,561)	(902,099)
Property and equipment, net	$1,056,332	$521,378

Depreciation of property and equipment totaled $190,540, $191,484 and $158,708 for the years ended December 31, 2016, 2015 and 2014, respectively.

6. Accrued Expenses

The following is a summary of the Company’s accrued expenses at December 31:

	2016	2015
Accrued research and development expenses	$2,513,243	$3,423,220
Accrued license and milestone fees	—	2,000,000
Accrued consulting and other professional fees	148,579	242,227
Other accrued expenses	315,002	281,152
Accrued employee benefits	290,547	195,442
Accrued franchise and other taxes	—	3,590
Accrued expenses	$3,267,371	$6,145,631

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

In March 2016, the Company amended the Lease (the Lease Amendment) to lease additional space beginning on June 1, 2016. In addition to the other terms of the Lease, the Lease Amendment provided for a tenant improvement allowance reflected in the Company’s financial statements as an increase in capitalized leasehold improvements as incurred and an increase in deferred rent. In May 2016, the Company also paid a security deposit of $52,320 to be held until the expiration or termination of the Company’s obligations under the Lease. The term of the Lease Amendment for the additional space continues through October 31, 2023, the same date as for the premises originally leased under the Lease, subject to the Company’s renewal option set forth in the Lease. The Company also has a one-time option to terminate the Lease effective as of October 31, 2020.

Deferred rent related to the Lease was $822,130 and $243,647 at December 31, 2016 and December 31, 2015, respectively. Total rent expense under the Company’s leases was $784,739, $595,497 and $385,668 for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table presents the future minimum lease payments as of December 31, 2016 under the Lease:

YEAR	AMOUNT
2017	$941,822
2018	965,368
2019	989,502
2020	1,014,239
2021	1,039,595
After 2021	1,972,254
Total	$6,922,780

8. Stockholders’ Equity

Convertible Preferred Stock

Series A-1 Convertible Preferred Stock

On October 20, 2009, the Company entered into a Series A-1 Preferred Stock Purchase Agreement with certain investors. In connection with the financing, the Company issued 30,726,326 shares of Series A-1 Convertible Preferred Stock for an aggregate amount of $38,979,412, which included the conversion of principal and accrued interest related to an earlier bridge financing of $16,099,770. In connection with the Series A-1 Preferred Stock financing, all then-

outstanding shares of Series A and Series B Preferred Stock were converted into common stock, and all then outstanding warrants to purchase Series B Preferred Stock were converted into warrants to purchase common stock. Immediately prior to the Series A-1 Preferred Stock financing, the Company effected a 1-for-10 reverse stock split of the outstanding common stock. All prior-period applicable share amounts have been retroactively adjusted to reflect the reverse stock split. As of December 31, 2013, the Company’s Amended and Restated Certificate of Incorporation authorized the issuance of 130,601,021 shares of stock, of which 70,258,276 were designated as common stock with a par value of $0.001, and of which 60,342,745 were designated as Series A-1 Convertible Preferred Stock with a par value of $0.001.

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

Common Stock

On March 1, 2016, the Company entered into an at-the-market sales agreement with Cowen and Company, LLC to sell the Company’s securities under a shelf registration statement filed in March 2015. As of December 31, 2016, the Company had issued and sold 668,791 shares of common stock under the at-the-market sales agreement. The shares were sold at a weighted average price per share of $6.336, for aggregate net proceeds of $3.9 million, after deducting commissions and offering expenses. Subsequent to December 31, 2016, the Company sold an additional 461,989 shares at a weighted average price per share of $6.228 under the at-the-market facility for an additional $2.8 million in net proceeds.

In June 2016, the Company completed a public offering in which the Company sold 3,476,793 shares of its common stock at a price of $6.10 per share. The Company received net proceeds of $19.7 million from this offering, after deducting underwriting discounts, commissions and other offering expenses.

Warrants to Acquire Company Stock

The following common stock warrants were outstanding as of December 31, 2016 and 2015:

12/31/2016	12/31/2015
NUMBER OF SHARES	NUMBER OF SHARES	EXERCISE
UNDERLYING OUTSTANDING	UNDERLYING OUTSTANDING	PRICE	EXPIRATION
WARRANTS	WARRANTS	PER SHARE	DATE
236,632	259,907	$0.33	July 18, 2018
301,986	301,986	0.33	January 16, 2019
15,250	15,250	0.33	January 30, 2019
-	1,544	25.92	October 13, 2016

For the year ended December 31, 2016, a total of 23,275 warrants were exercised at a weighted average exercise price of $0.33 per share. For the year ended December 31, 2015, a total of 11,908 warrants were exercised at a weighted average exercise price of $0.33 per share.  For the year ended December 31, 2016, a total of 1,544 warrants expired. No warrants expired during the year ended December 31, 2015.

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

A summary of the Company’s stock option activity under the 2003 Plan for the year ended December 31, 2016 is as follows:

			WEIGHTED-AVERAGE
		WEIGHTED-	REMAINING	AGGREGATE
	OUTSTANDING	AVERAGE	CONTRACTUAL TERM	INTRINSIC VALUE
	OPTIONS	EXERCISE PRICE	(YEARS)	(IN THOUSANDS)
Outstanding as of December 31, 2015	758,187	$1.27	4.2
Options exercised	(28,368)	1.58
Options forfeited	—	—
Outstanding as of December 31, 2016	729,819	1.26	3.2	$3,536
Vested or expected to vest as of December 31, 2016	729,801	1.26	3.2	$3,536
Exercisable as of December 31, 2016	729,240	1.25	3.2	$3,534

During 2016, 2015 and 2014 the Company issued 28,368, 99,029 and 114,836 shares of common stock, respectively, in conjunction with exercises of stock options granted under the 2003 Plan. The Company received cash proceeds from the exercise of these stock options of approximately to $44,771, $114,124 and $133,957 during 2016, 2015 and 2014, respectively. Total intrinsic value of the options exercised during the years ended December 31, 2016, 2015 and 2014 was $97,707, $667,258 and $629,232, respectively.

As of December 31, 2016, there was $1,382 of total unrecognized compensation expense related to unvested options under the 2003 Plan that will be recognized over the first quarter of 2017. The total fair value of shares vested in the years ended December 31, 2016, 2015 and 2014, was $16,024, $50,310 and $63,865, respectively. There were no options granted from this plan in 2016, 2015 or 2014.

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

Authorized Shares

The maximum number of shares of common stock that may be issued under the 2013 Plan was 1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited to or repurchased by the Company. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and ending on January 1, 2023, by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000. As of January 1, 2017, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 697,500 shares, representing 3% of the total number of shares of common stock outstanding on January 1, 2017, increasing the number of shares of common stock available for issuance under the 2013 Plan to 2,837,201 shares.

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

A summary of the Company’s stock option activity under the 2013 Plan for the year ended December 31, 2016 is as follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
	OUTSTANDING	EXERCISE	CONTRACTUAL	VALUE (IN
	OPTIONS	PRICE	TERM(YEARS)	THOUSANDS)
Outstanding as of December 31, 2015	1,470,338	$8.26	8.5
Options granted	627,250	5.36
Options exercised	(3,500)	7.95
Options forfeited	(27,983)	6.28
Outstanding as of December 31, 2016	2,066,105	7.41	7.9	$505
Vested or expected to vest as of December 31, 2016	2,057,409	7.41	7.9	$500
Exercisable as of December 31, 2016	910,202	8.26	7.4	$1

The weighted-average fair value of the options granted during the year of December 31, 2016, 2015 and 2014 was $3.39, $5.08 and $6.70 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	2016	2015	2014
Expected term	6.25 years	6.25 years	6.25 years
Expected volatility	68.98%	80.76%	90.27%
Risk-free interest rate	1.70%	1.70%	2.14%
Expected dividend yield	0%	0%	0%

As of December 31, 2016, there was $4,308,701 of total unrecognized compensation expense related to unvested options that will be recognized over a weighted-average period of approximately 2.0 years. The total fair value of shares vested in the years ended December 31, 2016 and December 31, 2015 was $3,053,086 and $2,668,712, respectively. There were no shares vested as of December 31, 2014 under the 2013 Plan.  During 2016, the Company received cash of $27,825 and issued 3,500 shares of common stock in conjunction with exercises of stock options granted under the 2013 Plan.  The intrinsic value of the options exercised during 2016 was $2,275.  There were no option exercises under the 2013 Plan for the years ended December 31, 2015 and 2014.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in three equal annual installments provided that the employee remains employed with the Company. As of December 31, 2016, $60,108 of unrecognized compensation costs related to unvested service.

The following is a summary of RSU activity for the 2013 Plan for the year ended December 31, 2016:

		WEIGHTED-AVERAGE
	NUMBER	GRANT DATE
	OF SHARES	FAIR VALUE
Unvested at December 31, 2015	4,833	$7.62
Granted	14,500	4.61
Forfeited	—	—
Vested	2,417	7.62
Unvested at December 31, 2016	16,916	5.04

Stock-based compensation expense was classified as follows on the statement of operations for the years ended December 31:

	2016	2015	2014
Research and development expense	$1,033,005	$802,329	$512,345
General and administrative expense	1,931,762	1,521,274	1,122,720
Total stock-based compensation expense	$2,964,767	$2,323,603	$1,635,065

9. Income Taxes

The components of the gross deferred tax asset and related valuation allowance at December 31 were as follows:

	2016	2015
Deferred tax assets:
Net operating loss carryforward	$34,451,814	$24,745,536
Capitalized start-up costs	2,708,479	2,986,272
Patent amortization	216,203	238,378
Research and orphan drug credits	14,988,522	10,110,590
Deferred rent	123,744	96,107
Deferred compensation	2,107,964	1,206,920
Other	70,511	52,985
Total gross deferred tax assets	54,667,237	39,436,788
Valuation allowance	(54,667,237)	(39,436,788)
Deferred tax assets	—	—
Deferred tax liabilities:
Depreciation	—	—
Total deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

Based on the Company’s operating history and management’s expectation regarding future profitability, management believes the realization of the Company’s deferred tax assets does not meet the more-likely-than-not criteria under ASC 740, Income Taxes. Accordingly, a full valuation allowance has been established as of December 31, 2016 and 2015.

As of December 31, 2016, the Company had $87,591,753 of U.S. Federal and state net operating losses, of which $250,359 will be recognized as a benefit through additional-paid-in-capital when realized, $7,394,601 of research and development tax credits and $7,593,921 of orphan drug tax credits available to carry forward. A portion of the net operating loss carryforwards will begin to expire in 2026, the research and development tax credits in 2023 and the orphan drug tax credit in 2033.

The Company’s tax attributes, including net operating losses and credits, are subject to any ownership changes as defined under Internal Revenue Code Sections 382 and 383. A change in ownership could affect the Company’s ability to utilize its net operating losses and credits. As of December 31, 2016, the Company does not believe that an ownership change has occurred. Any future ownership changes may cause a limitation on the Company’s ability to utilize existing tax attributes.

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

The Company did not have unrecognized tax benefits as of December 31, 2016 and 2015, and does not anticipate this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Reconciliations between the statutory federal income tax rate and the effective income tax rate of income tax expense is as follows as of December 31:

	2016	2015	2014
U.S. Federal statutory tax rate	34.0%	34.0%	34.0%
State taxes	4.6	3.7	4.6
Research credit	1.0	5.6	7.4
Orphan drug credit	9.0	11.5	8.7
Stock-based compensation	(0.7)	(1.8)	(1.3)
Other	—	—	2.4
Change in valuation allowance	(47.9)	(53.0)	(55.8)
Provision for income taxes	—%	—%	—%

10. Research and License Agreements

In February 2004, the Company entered into a research services agreement (the Research Agreement) with the University of Basel (the University) for biological evaluation of selectin antagonists. Certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, the Company will owe a 10% payment to the University for all future milestone and royalty payments received from Pfizer with respect to rivipansel. A milestone license fee of $2.0 million was recorded in the year ended December 31, 2015 for the payment due to the University of Basel representing 10% of the $20.0 million non-refundable milestone payment that the Company received from Pfizer in August 2015. The accrued license and milestone fee of $2.0 million was paid in February 2016.  There were no payments recorded for the year ended December 31, 2016.

In October 2011, the Company and Pfizer entered into a licensing agreement (the Pfizer Agreement) that provides Pfizer an exclusive worldwide license to rivipansel for vaso-occlusive crisis associated with sickle cell disease and for other diseases for which the drug candidate may be developed. The Company was responsible for completion of the Phase 2 trial, after which Pfizer will assume all further development and commercialization responsibilities. Upon execution of the Pfizer Agreement, the Company received an up-front payment of $22.5 million. The Pfizer Agreement also provides for potential milestone payments of up to $115.0 million upon the achievement of specified development milestones, including the dosing of the first patients in Phase 3 clinical trials for up to two indications and the first commercial sale of a licensed product in the United States and selected European countries for up to two indications; potential milestone payments of up to $70.0 million upon the achievement of specified regulatory milestones, including the acceptance of the Company’s filings for regulatory approval by regulatory authorities in the United States and Europe for up to two indications; and potential milestone payments of up to $135.0 million upon the achievement of specified levels of annual net sales of licensed products. Pfizer has the right to terminate the Pfizer Agreement by giving prior written notice.

The Company has determined that each potential future clinical, development and regulatory milestone is substantive. Although sales-based milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. The Company is also eligible to receive royalties on future sales contingent upon annual net sales thresholds. In addition, the Company and Pfizer have formed a joint steering committee that will oversee and coordinate activities as set forth in the research program. The $22.5 million up-

front payment was recognized over a period of 1.5 years. In May 2014, the Company received a non-refundable payment of $15.0 million from Pfizer as a partial milestone payment owed to the Company upon the dosing of the first patient in the Phase 3 clinical trial. The dosing of the first patient in a Phase 3 clinical trial of rivipansel in August 2015 triggered the remaining $20.0 million of the scheduled milestone payment under the Pfizer Agreement. During the years ended December 31, 2015 and 2014, the Company recorded revenue of $20.0 million and $15.0 million, respectively, pursuant to the Pfizer Agreement in the Company’s statement of operations. There was no revenue recognized under the Pfizer Agreement for the year ended December 31, 2016.

In November 2014, the Company executed a worldwide license agreement with UniQuest Pty Limited (UniQuest) to secure the exclusive rights to two method-of-use patent applications relating to the use of E-selectin antagonists to reduce the risk of deadly infections in patients undergoing chemotherapy. Under the terms of the agreement, UniQuest received an upfront fee of $20,000 in 2014, and is eligible for a milestone payment of $2.0 million from the Company upon the Company’s receipt of marketing authorization from the FDA for a drug incorporating the licensed patents, as well as low single-digit royalties on any net sales for this indication. There were no expenses for this arrangement in 2016 and 2015.

11.  Employee Benefit Plan

The Company has a defined contribution plan under the Internal Revenue Code Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis.  For the year ended December 31, 2016, the Company made a discretionary match of 50% up to the first 3% of employee contributions. All matching contributions have been paid by the Company. The Company’s matching contributions vest in full at the employee’s third anniversary of employment and all employer contributions thereafter vest immediately. The total Company matching contributions were $79,000 for the year ended December 31, 2016.  There were no Company matching contributions for the years ended December 31, 2015 and 2014.

12. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for each of the years ended December 31, 2016 and 2015 are as follows:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Revenue	$—	$18,500	$—	$—
Net loss	$(8,328,597)	$(7,854,693)	$(8,071,570)	$(7,554,978)
Loss per share—basic and diluted	$(0.36)	$(0.34)	$(0.41)	$(0.40)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
Revenue	$35,375	$—	$20,035,375	$—
Net (loss) income	$(8,881,703)	$(7,168,071)	$10,389,405	$(7,109,129)
(Loss) income per share—basic	$(0.47)	$(0.38)	$0.55	$(0.37)
(Loss) income per share—diluted	$(0.47)	$(0.38)	$0.51	$(0.37)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen stock certificate evidencing shares of Common Stock.

10.1*(4)	License Agreement, dated as of October 7, 2011, as amended to date, by and between the Registrant and Pfizer Inc.

10.2(5)	Second Amended and Restated Investor Rights Agreement, dated as of October 20, 2009, by and among the Registrant and certain of its stockholders.

10.3(6)	Form of Common Stock Warrant issued in July 2008 bridge financing.

10.4(7)	Form of Common Stock Warrant issued in January 2009 bridge financing.

10.5+(8)	2003 Stock Incentive Plan, as amended.

10.6+(9)	Form of Incentive Stock Option Agreement under 2003 Stock Incentive Plan.

10.7+(10)	Form of Nonqualified Stock Option Agreement under 2003 Stock Incentive Plan.

10.8+(11)	2013 Equity Incentive Plan.

10.9+(12)	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan.

10.10+(13)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan.

10.11+(14)	2013 Employee Stock Purchase Plan.

10.12+(15)	Form of Indemnification Agreement.

10.13+(16)	Amended and Restated Employment Agreement, dated as of January 15, 2014, by and between the Registrant and Rachel King.

10.14+(17)	Amended and Restated Employment Agreement, dated as of January 15, 2014, by and between the Registrant and Brian Hahn.

10.15+(18)	Amended and Restated Employment Agreement, dated as of January 15, 2014, by and between the Registrant and Helen Thackray.

10.16+(19)	Executive Employment Agreement, dated as of May 19, 2003, by and between the Registrant and John Magnani.

10.17+(20)	Non-Employee Director Compensation Policy.

10.18(21)	Lease Agreement, dated July 23, 2014, by and between the Registrant and BMR-Medical Center Drive, LLC.

10.19(22)	Sales Agreement, dated March 1, 2016, by and between the Registrant and Cowen and Company, LLC.

Exhibit Number	Description of Document

10.20(23)	First Amendment to Lease, dated March 24, 2016, by and between the Registrant and BMR-Medical Center Drive LLC.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (contained on signature page hereto).

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

(5)	Previously filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(7)	Previously filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(8)	Previously filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(9)	Previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(10)	Previously filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(11)

Previously filed as Exhibit 10.11 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.

(12)

Previously filed as Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.

(13)

Previously filed as Exhibit 10.13 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.

(14)

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

(16)	Previously filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on March 31, 2014, and incorporated by reference herein.
(17)	Previously filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on March 31, 2014, and incorporated by reference herein.
(18)	Previously filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on March 31, 2014, and incorporated by reference herein.
(19)	Previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on March 31, 2014, and incorporated by reference herein.
(20)

Previously filed as Exhibit 10.17 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on December 20, 2013, and incorporated by reference herein.

(21)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on July 28, 2014, and incorporated by reference herein.
(22)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on March 1, 2016, and incorporated by reference herein.
(23)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on March 29, 2016, and incorporated by reference herein.