Form 10-Q
period 2017-03-31
GLYCOMIMETICS INC
filed 2017-05-08
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻                  Accelerated filer ☒Smaller reporting company ◻

Non-accelerated filer   ◻       (Do not check if a smaller reporting company)

                                                                Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒



 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes      No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on May 3, 2017 was 24,640,350.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLYCOMIMETICS, INC.

Balance Sheets

	March 31,	December 31,
	2017	2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$34,590,578	$40,041,641
Prepaid expenses and other current assets	697,063	478,503
Total current assets	35,287,641	40,520,144
Property and equipment, net	1,074,515	1,056,332
Prepaid research and development expenses	759,531	759,531
Deposits	52,320	52,320
Total assets	$37,174,007	$42,388,327
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$511,714	$1,565,210
Accrued bonuses	387,941	1,432,485
Accrued expenses	3,563,513	3,267,371
Deferred rent	70,598	68,551
Total current liabilities	4,533,766	6,333,617
Deferred rent, net of current portion	754,055	753,579
Total liabilities	5,287,821	7,087,196
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 23,855,934 shares issued and outstanding at March 31, 2017; 100,000,000 shares authorized, 23,250,023 shares issued and outstanding at December 31, 2016	23,854	23,249
Additional paid-in capital	158,789,683	154,254,193
Accumulated deficit	(126,927,351)	(118,976,311)
Total stockholders’ equity	31,886,186	35,301,131
Total liabilities and stockholders’ equity	$37,174,007	$42,388,327

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2017	2016
Revenue	$—	$—

Costs and expenses:
Research and development expense	5,878,508	5,518,722
General and administrative expense	2,092,300	2,056,353
Total costs and expenses	7,970,808	7,575,075
Loss from operations	(7,970,808)	(7,575,075)
Other income	39,495	20,097
Net loss and comprehensive loss	$(7,931,313)	$(7,554,978)
Basic and diluted net loss per common share	$(0.34)	$(0.40)
Basic and diluted weighted average number of common shares	23,480,432	19,071,838

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(7,931,313)	$(7,554,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54,339	47,234
Stock-based compensation expense	842,847	727,547
Changes in assets and liabilities:
Prepaid expenses and other current assets	(218,560)	(241,555)
Accounts payable	(1,063,049)	1,007,159
Accrued expenses and bonuses	(748,402)	(3,221,593)
Deferred rent	2,523	6,496
Net cash used in operating activities	(9,061,615)	(9,229,690)

Investing activities
Purchases of property and equipment	(62,969)	(17,270)
Net cash used in investing activities	(62,969)	(17,270)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	3,668,043	1,238,619
Proceeds from exercise of stock options	5,478	35,891
Net cash provided by financing activities	3,673,521	1,274,510
Net change in cash and cash equivalents	(5,451,063)	(7,972,450)
Cash and cash equivalents, beginning of period	40,041,641	46,802,560
Cash and cash equivalents, end of period	$34,590,578	$38,830,110

Non-cash investing and financing activities
Property acquisition costs included in accounts payable	$9,553	$—
Issuance costs associated with the at-the-market financing included in accounts payable and accrued expenses	$—	$150,767

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

Unaudited Financial Statements

The accompanying balance sheet as of March 31, 2017 and statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations for the United States Securities and Exchange Commission (the SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2017. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2017, the results of operations for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016. The December 31, 2016 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2017 and 2016 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of March 31, 2017 and December 31, 2016. The carrying value of cash held in money market funds of approximately $32.6 million and $38.0 million as of March 31, 2017 and December 31, 2016, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

Expected Forfeiture Rate—Effective on January 1, 2017 with the adoption of ASU 2016-09, the Company elected to account for forfeitures as they occur.

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

Basic and diluted net loss per common share is computed as follows:

	Three Months Ended March 31,
	2017	2016
Net loss	$(7,931,313)	$(7,554,978)
Basic and diluted net loss per common share	$(0.34)	$(0.40)
Basic and diluted weighted average common shares outstanding	23,480,432	19,071,838

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average common shares outstanding, as they would be anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Warrants	553,868	578,687
Stock options and restricted stock units	3,385,665	2,755,089

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three months ended March 31, 2017 and 2016, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Standards

Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation  (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in financial statements including the income tax effects of share-based payments, minimum statutory withholding requirements and forfeitures. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than the current standard for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The Company adopted the provisions of ASU 2016-09 on January 1, 2017. The Company has elected to account for forfeitures as they occur. The Company has applied this change using a modified retrospective method through a cumulative-effect adjustment of $19,727 to accumulated deficit. Additionally, the Company recognized deferred tax assets of $98,767 for the excess tax benefits that arose directly from tax deductions related to equity compensation greater than the amounts recognized for financial reporting and also recognized an increase of an equal amount in the valuation allowance against those deferred tax assets. The Company has adopted the additional provisions in the standard and has determined these provisions do not have a material impact on the financial statements.

Accounting Standards Not Yet Adopted

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers  (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for the Company in the first quarter of fiscal 2018. The Company is evaluating the Pfizer Agreement to determine the impact of the new revenue standard on the upfront and milestone payments within the Pfizer Agreement. The Company intends to select a transition method in the second quarter of 2017 and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02 ("ASU 2016-02"), Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position as right-of-use assets and lease liabilities by lessees. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The Company is currently evaluating the effect that this ASU will have on the financial statements.

With the exception of the new standards discussed above, there have been no new accounting pronouncements that have significance, or potential significance, to the Company’s financial statements.

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	March 31,	December 31,
	2017	2016
Prepaid expenses	$650,737	$199,195
Other receivables	41,107	268,659
Deposits	5,219	10,649
Prepaid expenses and other current assets	$697,063	$478,503

4. Property and Equipment

Property and equipment, net consists of the following:

	March 31,	December 31,
	2017	2016
Furniture and fixtures	$294,404	$262,135
Laboratory equipment	1,136,913	1,130,180
Office equipment	11,084	6,610
Computer equipment	173,729	169,423
Leasehold improvements	569,285	36,128
Construction in progress	—	508,417
Property and equipment	2,185,415	2,112,893
Less accumulated depreciation	(1,110,900)	(1,056,561)
Property and equipment, net	$1,074,515	$1,056,332

Depreciation expense was $54,339 and $47,234 for the three months ended March 31, 2017 and 2016, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	March 31,	December 31,
	2017	2016
Accrued research and development expenses	$2,746,893	$2,513,243
Accrued consulting and other professional fees	182,262	148,579
Other accrued expenses	274,955	315,002
Accrued employee benefits	359,403	290,547
Accrued expenses	$3,563,513	$3,267,371

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

Deferred rent related to the Lease was $824,653 and $822,130 at March 31, 2017 and December 31, 2016, respectively. Total rent expense under the Company’s operating leases was $221,488 and $158,371 for the three months ended March 31, 2017 and 2016, respectively.

7. Stockholders’ Equity

At-The-Market Equity Offering

On March 1, 2016, the Company entered into an at-the-market sales agreement with Cowen and Company, LLC to sell the Company’s securities under a shelf registration statement filed in March 2015. During the three months ended March 31, 2017, the Company issued and sold 604,231 shares of common stock under the at-the-market sales agreement. The shares were sold at a weighted average price per share of $6.284, for aggregate net proceeds of $3.7 million, after deducting commissions and offering expenses. As of March 31, 2017, the Company had issued and sold an aggregate of 1,273,022 shares of common stock under the at-the-market sales agreement, for aggregate net proceeds of $7.5 million, after deducting underwriting discounts and commissions. Subsequent to March 31, 2017, the Company sold an additional 784,416 shares at a weighted average price per share of $4.98 under the at-the-market facility for an additional $3.8 million in net proceeds.

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

A summary of the Company’s stock option activity under the 2003 Plan for the three months ended March 31, 2017 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Outstanding	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Outstanding as of December 31, 2016	729,819	$1.26	3.2
Options exercised	(1,680)	3.26
Options forfeited	—	—
Outstanding as of March 31, 2017	728,139	1.25	3.0	$3,043
Vested as of March 31, 2017	728,139	1.25	3.0	$3,043
Exercisable as of March 31, 2017	728,139	1.25	3.0	$3,043

As of March 31, 2017, the options under the 2003 Plan were fully expensed. Total intrinsic value of the options exercised during the three months ended March 31, 2017 and 2016 was $5,155 and $75,093, respectively, and total cash received for options exercised was $5,478 and $35,891 during the three months ended March 31, 2017 and 2016, respectively. The total fair value of shares underlying options which vested in the three months ended March 31, 2017 and 2016 was $1,573 and $7,412, respectively.

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

Authorized Shares

The maximum number of shares of common stock that initially could be issued under the 2013 Plan was  1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited to or repurchased by the Company. The number of shares of common stock reserved for issuance under the 2013 Plan automatically increases on January 1 of each year until January 1, 2023, by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000 shares. As of January 1, 2017, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 697,500 shares, representing 3% of the total number of shares of common stock outstanding on December 31, 2016, increasing the number of shares of common stock available for issuance under the 2013 Plan to 2,837,201 shares.

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

A summary of the Company’s stock option activity under the 2013 Plan for the three months ended March 31, 2017 is as follows:

			Weighted-Average
ccc			Remaining	Aggregate
	Outstanding	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Outstanding as of December 31, 2016	2,066,105	$7.41	7.9
Options granted	592,638	6.20
Options exercised	—	—
Options forfeited	(967)	7.66
Outstanding as of March 31, 2017	2,657,776	7.14	8.2	$172
Vested or expected to vest as of March 31, 2017	2,657,776	7.14	8.2	$172
Exercisable as of March 31, 2017	1,135,811	7.85	7.4	$50

The weighted-average fair value of the options granted during the three months ended March 31, 2017 and 2016 was $4.17 per share and $3.21 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Expected term	6.25 years	6.25 years
Expected volatility	74.95%	68.36%
Risk-free interest rate	2.11%	1.74%
Expected dividend yield	0%	0%

As of March 31, 2017, there was $5,964,548 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 2.6 years. There were no options granted under the 2013 Plan that were exercised during the three months ended March 31, 2017 or 2016. The total fair value of shares underlying options which vested in the three months ended March 31, 2017 and 2016 was $981,460 and $1,056,200, respectively.

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in three equal annual installments provided that the employee remains employed with the Company. As of March 31, 2017, there was $51,167 of unrecognized compensation costs related to unvested service RSUs.

The following is a summary of RSU activity under the 2013 Plan for the three months ended March 31, 2017:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value
Unvested at December 31, 2016	16,916	$5.04
Granted	—	—
Forfeited	—	—
Vested	4,833	4.61
Unvested at March 31, 2017	12,083	5.21

Stock-based compensation expense was classified on the statement of operations as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Research and development expense	$311,783	$253,282
General and administrative expense	531,064	474,265
Total stock-based compensation expense	$842,847	$727,547

8. Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2017 and 2016. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at March 31, 2017 and December 31, 2016.

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

The Company has determined that each potential future clinical, development and regulatory milestone is substantive. Although sales-based milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. The Company is also eligible to receive royalties on future sales contingent upon annual net sales thresholds. In addition, the Company and Pfizer have formed a joint steering committee that will oversee and coordinate activities as set forth in the research program. The $22.5 million up-front payment was recognized over a period of 1.5 years. In May 2014, Pfizer made a $15.0 million non-refundable milestone payment to the Company, which was recognized as revenue by the Company in May 2014 when earned.  In June 2015, Pfizer dosed the first patient in the Phase 3 clinical trial of rivipansel, which triggered a non-refundable milestone payment to the Company of $20.0 million, which the Company recognized as revenue in June 2015. The

Company did not recognize any revenue under the Pfizer Agreement during the three months ended March 31, 2017 or 2016.

In February 2004, the Company entered into a research services agreement (the Research Agreement) with the University of Basel (the University) for biological evaluation of selectin antagonists. Certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, the Company will owe to the University 10% of all future milestone and royalty payments received from Pfizer with respect to rivipansel. There were no milestone payments due to the University for the three months ended March 31, 2017 or 2016.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2016, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2017.

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

Building on our experience with rivipansel, we are developing a pipeline of other glycomimetic drug candidates. Our second glycomimetic drug candidate, GMI-1271, is a specific E-selectin inhibitor, which we are developing to be used in combination with chemotherapy to treat patients with either acute myeloid leukemia, or AML, or multiple myeloma, or MM, both of which are life-threatening hematologic cancers, and potentially other hematologic cancers as well. GMI-1271 received orphan drug designation from the FDA in May 2015 for the treatment of AML. In June 2016, GMI-1271 received fast track designation from the FDA for the treatment of adult patients with relapsed or refractory AML and elderly patients aged 60 years or older with AML. We are currently conducting clinical trials in both AML and MM.

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

In the Phase 1 portion of the trial, the combination of GMI-1271 and chemotherapy was well-tolerated, with no dose-limiting toxicities observed and no mortality reported during the treatment phase of 44 days. Serious adverse events, including sepsis, pneumonia, device-related infection, enterocolitis, hypernatremia and adjustment disorder, were observed in five patients, with all such events resolving during the treatment phase. Mucositis, which often develops following treatment with this intensive therapy, was noted in only six of the 19 patients treated with the combination of GMI-1271 and chemotherapy.

In terms of efficacy, nine of the 19 patients achieved complete remission, with a full bone marrow response, or CR, and full blood count recovery. The total of nine patients achieving remission represents an overall response rate of 47%. This same standard high-dose chemotherapy regimen for relapsed/refractory AML patients typically has remission rates of between 25-30%. One additional patient achieved a status known as morphologic leukemia-free state, which is not included in the overall response rate. Five patients in the Phase 1 portion who achieved remission proceeded to receiving a hematopoietic stem cell transplant. PK data showed a dose-dependent increase in plasma concentrations of GMI-1271, such that all were above levels associated with anti-leukemic activity in animal models of AML. In addition, biomarker analysis showed a biological on-target effect of GMI-1271 at all dose levels.

With an optimal dose of 10 mg/kg having been determined for the remainder of the trial, in June 2016, we dosed the first patient in the Phase 2 portion of the trial. In this portion of the trial, dose-expansion testing is being conducted to obtain additional safety and efficacy data in two defined sub-populations of AML. One arm of the trial continues to enroll relapsed or refractory AML patients; the second arm is enrolling patients over 60 years of age with newly diagnosed AML. In March 2017, we completed enrollment of 25 patients in the cohort comprised of patients who are 60 years of age or older with newly diagnosed AML, and we expect to complete enrollment in the cohort comprised of patients with relapsed or refractory AML in mid-2017. The two arms combined will enroll a total of about 90 patients. Unlike in the Phase 1 portion, some of the patients in the Phase 2 portion may be treated with multiple cycles of GMI-1271. The trial is being conducted in the United States, Ireland and Australia.

In December 2016, we presented interim clinical data for the trial, including preliminary data from the Phase 2 portion, at the 58th American Society of Hematology, or ASH, Annual Meeting and Expo in San Diego. For a total of 33 study participants with relapsed or refractory disease taken together from the Phase 1 portion and one arm of the Phase 2 portion of the trial, the CR/CRi rate was 45%. For 11 newly diagnosed study participants 60 or more years of age in the second arm of the Phase 2 portion of the trial, the CR/CRi rate was 73%. We plan to provide additional updates from this study at scientific conferences in 2017.

In September 2016, we dosed the first patient in a Phase 1 clinical trial of GMI-1271 combined with bortezomib-or carfilzomib-based chemotherapy, for the treatment of MM. The multi-center, open-label dose escalation trial, which has begun enrolling patients in Ireland, will evaluate the efficacy, safety and PK of GMI-1271 in combination with proteasome inhibitor chemotherapy regimens among patients who have been diagnosed with MM and have not responded optimally to standard chemotherapy. We plan to initiate enrollment at additional sites in Europe.

We are also developing a pipeline of other preclinical drug candidates based on our expertise in carbohydrate chemistry. We have designed a family of small molecule drug candidates that simultaneously inhibit both E-selectin and CXCR4. We have selected one of these compounds, GMI-1359, for development as a potential treatment for certain malignancies. Since E-selectin and CXCR4 are both adhesion molecules that keep cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone marrow such as hematologic cancers, including AML and MM, and solid tumors such as breast and prostate cancer, as compared to targeting CXCR4 alone. In December 2016 at the ASH annual meeting, we presented preclinical data suggesting that GMI-1359 has a unique tumor cell mobilization kinetic profile and may enhance the ability of chemotherapy to target and improve survival from a high-risk form of mutated AML.

In 2016, we completed enrollment, up to a dose of 2 mg/kg, in a Phase 1 single-dose escalation trial of GMI-1359 in healthy volunteers.  In this trial, volunteer participants received a single injection of GMI-1359, after which the subjects were evaluated for safety, tolerability, PK and pharmacodynamics. The randomized, double-blind, placebo-controlled escalating dose study was conducted at a single site in the United States.

Using our glycomimetics platform, we have designed galectin-3 inhibitors that specifically block the binding of galectin-3 to carbohydrate structures.  Galectin-3 is a  protein that is known to play critical roles in many pathological processes, including fibrosis, inflammation, cancer,  and cardiovascular disease. We plan to optimize these compounds and conduct preclinical experiments in 2017 to further characterize the effects of galectin-3 inhibitors on immune processes and anti-fibrotic activity.

We commenced operations in 2003, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our glycomimetics platform, identifying potential drug candidates, undertaking preclinical studies and conducting clinical trials of rivipansel, GMI-1271 and GMI-1359. To date, we have financed our operations primarily through private placements of our securities, upfront and milestone payments under our collaboration with Pfizer and the net proceeds from our IPO in January 2014, our at-the-market facility with Cowen and Company LLC, or Cowen, and our public offering of common stock in June 2016. We have no approved drugs currently available for sale, and substantially all of our revenue to date has been revenue from the upfront and milestone payments from Pfizer, although we have received nominal amounts of revenue under research grants. Prior to our IPO, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was an upfront payment under our collaboration with Pfizer and $64.1 million was from the sale of our convertible promissory notes and convertible preferred stock. The IPO provided us with net proceeds of $57.2 million, and we received a non-refundable milestone payment from Pfizer in May 2014 of $15.0 million. In August 2015, we received another non-refundable milestone payment from Pfizer of $20.0 million following the dosing of the first patient in the Phase 3 clinical trial of rivipansel. In 2016, we received an additional $19.7 million in net proceeds from our public offering in June 2016 and $3.9 million of net proceeds under the at-the-market facility with Cowen. For the three months ended March 31, 2017, we received $3.7 million of net proceeds under the at-the-market facility with Cowen.

Since inception, we have incurred significant operating losses. We have generated cumulative revenue of $58.6 million since our inception through March 31, 2017, primarily consisting of the $22.5 million upfront payment from Pfizer in 2011, the $15.0 million non-refundable milestone payment in May 2014 and the $20.0 million non-refundable milestone payment in August 2015. We had an accumulated deficit of $126.9 million as of March 31, 2017, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our collaboration with Pfizer, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

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

The first potential milestone payment under the Pfizer agreement was $35.0 million upon the initiation of dosing of the first patient in a Phase 3 clinical trial of rivipansel by Pfizer. Under the collaboration, Pfizer made a $15.0 million non-refundable milestone payment to us in May 2014, which we recognized as revenue in May 2014, when earned, and the dosing of the first patient in the Phase 3 clinical trial in June 2015 triggered the remaining $20.0 million milestone payment to us.  We recorded the $20.0 million milestone payment as revenue in June 2015. There were no milestone payments received from Pfizer for the three months ended March 31, 2017.

We entered into a research services agreement with the University of Basel, or the University, for biological evaluation of selectin antagonists. Certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, we will owe to the University 10% of all future milestone and royalty payments received from Pfizer with respect to rivipansel. In February 2016, we paid $2.0 million to the University based upon the non-refundable milestone payments from Pfizer. We recorded these payments during the year ended December 31, 2015, at the time the payments became due to the University. There were no additional payments due to the University for the three months ended March 31, 2017.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2017 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Other Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

The following table sets forth our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2017	2016	Change
Revenue	$—	$—	$—
Costs and expenses:
Research and development expense	5,879	5,519	360
General and administrative expense	2,092	2,056	36
Total costs and expenses	7,971	7,575	396
Loss from operations	(7,971)	(7,575)	(396)
Other income	39	20	19
Net loss and comprehensive loss	$(7,932)	$(7,555)	$(377)

Research and Development Expense

The following table summarizes our research and development expense by functional area for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2017	2016	Change
Clinical development	$1,750	$1,515	$235
Manufacturing and formulation	1,063	1,398	(335)
Contract research services, consulting and other costs	457	447	10
Laboratory costs	480	376	104
Personnel-related	1,817	1,530	287
Stock-based compensation	312	253	59
Research and development expense	$5,879	$5,519	$360

During the three months ended March 31, 2017, our research and development expense increased by $360,000, or 7%, compared to the same period in 2016. The increase was due to on-going costs associated with the clinical trials for GMI-1271 in AML and MM, partially offset by a decrease in expenses related to manufacturing and process development for GMI-1271. Personnel-related and stock-based compensation expenses increased due to annual salary adjustments for research and development personnel and due to annual stock option awards granted in the first quarter of 2017.

The following table summarizes our research and development expense by drug candidate for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2017	2016	Change
GMI-1271	$3,014	$2,069	$945
GMI-1359	158	1,055	(897)
Other research and development	578	612	(34)
Personnel-related and stock-based compensation	2,129	1,783	346
Research and development expense	$5,879	$5,519	$360

General and Administrative Expense

The following table summarizes the components of our general and administrative expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2017	2016	Change
Personnel-related	$797	$695	$102
Stock-based compensation	531	474	57
Legal, consulting and other professional expenses	625	739	(114)
Other	139	148	(9)
General and administrative expense	$2,092	$2,056	$36

During the three months ended March 31, 2017, our general and administrative expense increased by $36,000, or 2%, compared to the same period in 2016. The increase was primarily attributable to annual salary adjustments awarded to general and administrative personnel and stock-based compensation expense due to annual stock option awards granted in the first quarter of 2017. The increase was offset by lower legal expenses, patent fees and commercial research fees.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through private placements of our capital stock, our IPO, our at-the-market offering with Cowen, our public offering in June 2016 and upfront and milestone payments from Pfizer. As of March 31, 2017, we had $34.6 million in cash and cash equivalents.

We are potentially eligible to earn a significant amount of milestone payments and royalties under our agreement with Pfizer. Our ability to earn these payments and their timing is dependent upon the outcome of Pfizer’s activities and is uncertain at this time.

On March 1, 2016, we entered into an at-the-market sales agreement with Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $40 million through Cowen acting as our sales agent. For the three months ended March 31, 2017, we sold an aggregate of 604,231 shares of our common stock under the at-the-market facility, for net proceeds of $3.7 million. As of March 31, 2017, we had sold an aggregate of 1,273,022 shares for the net proceeds of $7.5 million under the at-the-market facility. Subsequent to March 31, 2017, we sold an additional 784,416 shares under the at-the-market facility for an additional $3.8 million in net proceeds.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of March 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$(9,062)	$(9,230)
Investing activities	(63)	(17)
Financing activities	3,674	1,275
Net change in cash and cash equivalents	$(5,451)	$(7,972)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 included the on-going costs associated with the GMI-1271 clinical development programs. Net cash used in operating activities for the three months ended March 31, 2016 included the costs associated with the advancement of the GMI-1271 and GMI-1359 development programs. In addition, the $2.0 million milestone license fee due to the University of Basel and accrued as a liability as of December 31, 2015 was paid during the three months ended March 31, 2016.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 included capital expenses relating to the additional leasehold improvements. The investing activities for the three months ended March 31, 2016 were not material.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 and 2016 is comprised primarily of the net proceeds from at-the-market sales under our sales agreement with Cowen.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2017, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2017 and December 31, 2016, we had cash and cash equivalents of $34.6 million and $40.0 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors as of the date of this quarterly report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 1, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

GLYCOMIMETICS, INC.

Date: May 8, 2017	By:	/s/ Brian M. Hahn
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