Form 10-Q
period 2017-06-30
GLYCOMIMETICS INC
filed 2017-08-03
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes      No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on August 2, 2017 was 32,723,045.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLYCOMIMETICS, INC.

Balance Sheets

	June 30,	December 31,
	2017	2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$119,147,928	$40,041,641
Prepaid expenses and other current assets	502,155	478,503
Total current assets	119,650,083	40,520,144
Property and equipment, net	1,159,589	1,056,332
Prepaid research and development expenses	759,531	759,531
Deposits	52,320	52,320
Total assets	$121,621,523	$42,388,327
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$575,111	$1,565,210
Accrued bonuses	766,464	1,432,485
Accrued expenses	4,034,905	3,267,371
Deferred rent	70,598	68,551
Total current liabilities	5,447,078	6,333,617
Deferred rent, net of current portion	742,584	753,579
Total liabilities	6,189,662	7,087,196
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 32,716,357 shares issued and outstanding at June 30, 2017; 100,000,000 shares authorized, 23,250,023 shares issued and outstanding at December 31, 2016	32,715	23,249
Additional paid-in capital	250,468,293	154,254,193
Accumulated deficit	(135,069,147)	(118,976,311)
Total stockholders’ equity	115,431,861	35,301,131
Total liabilities and stockholders’ equity	$121,621,523	$42,388,327

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—

Costs and expenses:
Research and development expense	5,722,070	5,781,176	11,600,578	11,299,898
General and administrative expense	2,521,805	2,312,207	4,614,105	4,368,560
Total costs and expenses	8,243,875	8,093,383	16,214,683	15,668,458
Loss from operations	(8,243,875)	(8,093,383)	(16,214,683)	(15,668,458)
Other income	102,079	21,813	141,574	41,910
Net loss and comprehensive loss	$(8,141,796)	$(8,071,570)	$(16,073,109)	$(15,626,548)
Basic and diluted net loss per common share	$(0.30)	$(0.41)	$(0.63)	$(0.80)
Basic and diluted weighted average number of common shares	27,239,902	19,793,202	25,360,167	19,432,520

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(16,073,109)	$(15,626,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	123,916	93,941
Stock-based compensation expense	1,833,955	1,499,233
Changes in assets and liabilities:
Prepaid expenses and other current assets	(23,652)	(1,007,209)
Deposits	—	(52,320)
Accounts payable	(990,099)	816,924
Accrued expenses and bonuses	(31,672)	(2,665,895)
Deferred rent	(8,948)	637,229
Net cash used in operating activities	(15,169,609)	(16,304,645)

Investing activities
Purchases of property and equipment	(227,173)	(40,250)
Net cash used in investing activities	(227,173)	(40,250)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	94,405,507	22,589,562
Proceeds from exercise of stock options	97,562	37,963
Net cash provided by financing activities	94,503,069	22,627,525
Net change in cash and cash equivalents	79,106,287	6,282,630
Cash and cash equivalents, beginning of period	40,041,641	46,802,560
Cash and cash equivalents, end of period	$119,147,928	$53,085,190

Non-cash investing and financing activities
Property acquisition costs included in accounts payable and accrued expenses	$—	$20,297
Issuance costs associated with financing included in accounts payable and accrued expenses	$133,185	$95,027

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Notes to Unaudited Financial Statements

1. Description of the Business

GlycoMimetics, Inc. (the Company), a Delaware corporation headquartered in Rockville, Maryland, was incorporated on April 4, 2003 and commenced operations on May 21, 2003. The Company is a clinical stage biotechnology company focused on the discovery and development of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. Glycomimetics are molecules that mimic the structure of carbohydrates involved in important biological processes. The Company’s proprietary glycomimetics platform is based on its expertise in carbohydrate chemistry and its understanding of the role carbohydrates play in key biological processes. Using this expertise and understanding, the Company is developing a pipeline of proprietary glycomimetics designed to inhibit disease-related functions of carbohydrates, such as the roles they play in inflammation, cancer and infection.

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

Unaudited Financial Statements

The accompanying balance sheet as of June 30, 2017 and statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations for the United States Securities and Exchange Commission (the SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2017. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2017, the results of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016. The December 31, 2016 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2017 and 2016 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of June 30, 2017 and December 31, 2016. The carrying value of cash held in money market funds of approximately $117.1 million and $38.0 million as of June 30, 2017 and December 31, 2016, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

The Company has entered into a collaborative research and development agreement with Pfizer Inc. (Pfizer). The agreement is in the form of a license agreement (the Pfizer Agreement). The Pfizer Agreement calls for a nonrefundable up-front payment and milestone payments upon achieving significant milestone events. The Pfizer Agreement also contemplates royalty payments on future sales of an approved product. There are no performance, cancellation, termination, or refund provisions in the Pfizer Agreement that contain material financial consequences to the Company.

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

Pursuant to ASC 605-25, each required deliverable under the Pfizer Agreement is evaluated to determine whether it qualifies as a separate unit of accounting. Factors considered in this determination include the research capabilities of Pfizer, the proprietary nature of the license and know-how, and the availability of the Company’s glycomimetics technology research expertise in the general marketplace. Based on all relevant facts and circumstances and, most significantly, on the proprietary nature of the Company’s technology and the related proprietary nature of the Company’s research services, management concluded that stand-alone value does not exist for the license, and therefore, the license is not a separate unit of accounting under the Pfizer Agreement and will be combined with the research and development services (including participation on a joint steering committee).  The Company has satisfied the deliverables under the Pfizer Agreement.

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

Expected Forfeiture Rate—Effective on January 1, 2017 with the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company elected to account for forfeitures as they occur.

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

Basic and diluted net loss per common share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(8,141,796)	$(8,071,570)	$(16,073,109)	$(15,626,548)
Basic and diluted net loss per common share	$(0.30)	$(0.41)	$(0.63)	$(0.80)
Basic and diluted weighted average common shares outstanding	27,239,902	19,793,202	25,360,167	19,432,520

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average common shares outstanding, as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Warrants	553,868	578,687	553,868	578,687
Stock options and restricted stock units	3,442,558	2,819,789	3,442,558	2,819,789

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and six months ended June 30, 2017 and 2016, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

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

Accounting Standards Not Yet Adopted

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers  (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for the Company in the first quarter of fiscal 2018. The Company is evaluating the Pfizer Agreement to determine the impact of the new revenue standard on the upfront and milestone payments within the Pfizer Agreement. The Company expects to adopt the new standard on January 1, 2018 using the full retrospective transition method.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position as right-of-use assets and lease liabilities by lessees. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The Company is currently evaluating the effect that this ASU will have on the financial statements.

With the exception of the new standards discussed above, there have been no new accounting pronouncements that have significance, or potential significance, to the Company’s financial statements.

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	June 30,	December 31,
	2017	2016
Prepaid expenses	$434,124	$199,195
Other receivables	68,031	268,659
Deposits	—	10,649
Prepaid expenses and other current assets	$502,155	$478,503

4. Property and Equipment

Property and equipment, net consists of the following:

	June 30,	December 31,
	2017	2016
Furniture and fixtures	$314,024	$262,135
Laboratory equipment	1,268,847	1,130,180
Office equipment	11,084	6,610
Computer equipment	176,826	169,423
Leasehold improvements	569,285	36,128
Construction in progress	—	508,417
Property and equipment	2,340,066	2,112,893
Less accumulated depreciation	(1,180,477)	(1,056,561)
Property and equipment, net	$1,159,589	$1,056,332

Depreciation expense was $69,574 and $46,707 for the three months ended June 30, 2017 and 2016, respectively, and $123,916 and $93,941 for the six months ended June 30, 2017 and 2016, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	June 30,	December 31,
	2017	2016
Accrued research and development expenses	$2,927,377	$2,513,243
Accrued consulting and other professional fees	336,497	148,579
Other accrued expenses	371,563	315,002
Accrued employee benefits	399,468	290,547
Accrued expenses	$4,034,905	$3,267,371

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

Deferred rent related to the Lease was $813,182 and $822,130 at June 30, 2017 and December 31, 2016, respectively. Total rent expense under the Company’s operating leases was $222,683 and $178,908 for the three months ended June 30, 2017 and 2016, respectively, and $444,171 and $337,279 for the six months ended June 30, 2017 and 2016, respectively.

7. Stockholders’ Equity

At-The-Market Equity Offering

On March 1, 2016, the Company entered into an at-the-market sales agreement with Cowen and Company, LLC to sell the Company’s securities under a shelf registration statement filed in March 2015. The at-the market sales agreement was terminated on May 23, 2017.  During the six months ended June 30, 2017, the Company issued and sold 1,388,647 shares of common stock under the at-the-market sales agreement. The shares were sold at a weighted average price per share of $5.55, for aggregate net proceeds of $7.4 million, after deducting commissions and offering expenses.

Equity Offering

In May 2017, the Company completed a public offering in which the Company sold 8,050,000 shares of its common stock at a price to the public of $11.50 per share.  The Company received net proceeds of $86.8 million from this offering, after deducting underwriting discounts, commissions and other offering expenses.

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

A summary of the Company’s stock option activity under the 2003 Plan for the six months ended June 30, 2017 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Outstanding	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Outstanding as of December 31, 2016	729,819	$1.26	3.2
Options exercised	(16,608)	1.65
Options forfeited	—	—
Outstanding as of June 30, 2017	713,211	1.25	2.7	$7,070
Vested as of June 30, 2017	713,211	1.25	2.7	$7,070
Exercisable as of June 30, 2017	713,211	1.25	2.7	$7,070

As of June 30, 2017, the options under the 2003 Plan were fully expensed. Total intrinsic value of the options exercised during the six months ended June 30, 2017 and 2016 was $103,638 and $87,852, respectively, and total cash received for options exercised was $27,358 and $37,963 during the six months ended June 30, 2017 and 2016, respectively. The total fair value of shares underlying options which vested in the six months ended June 30, 2017 and 2016 was $1,573 and $12,488, respectively.

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

A summary of the Company’s stock option activity under the 2013 Plan for the six months ended June 30, 2017 is as follows:

			Weighted-Average
ccc			Remaining	Aggregate
	Outstanding	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Outstanding as of December 31, 2016	2,066,105	$7.41	7.9
Options granted	669,638	7.01
Options exercised	(11,079)	6.34
Options forfeited	(17,067)	7.34
Outstanding as of June 30, 2017	2,707,597	7.32	7.8	$10,938
Vested or expected to vest as of June 30, 2017	2,707,597	7.32	7.8	$10,938
Exercisable as of June 30, 2017	1,359,958	7.85	6.9	$4,843

The weighted-average fair value of the options granted during the six months ended June 30, 2017 and 2016 was $4.72 per share and $3.36 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Expected term	6.25 years	6.25 years
Expected volatility	75.19%	68.82%
Risk-free interest rate	2.09%	1.70%
Expected dividend yield	0%	0%

As of June 30, 2017, there was $5,752,558 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 2.3 years. Total intrinsic value of the options exercised during the six months ended June 30, 2017 was $82,249 and total cash received for options exercised was $70,204 during the six months ended June 30, 2017. There were no options granted under the 2013 Plan that were exercised during the six months ended June 30, 2016. The total fair value of shares underlying options which vested in the six months ended June 30, 2017 and 2016 was $2,252,276 and $1,576,879, respectively.

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in three equal annual installments provided that the employee remains employed with the Company. As of June 30, 2017, there was $41,020 of unrecognized compensation costs related to unvested service RSUs.

The following is a summary of RSU activity under the 2013 Plan for the six months ended June 30, 2017:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value
Unvested at December 31, 2016	16,916	$5.04
Granted	—	—
Forfeited	—	—
Vested	4,833	4.61
Unvested at June 30, 2017	12,083	5.21

Stock-based compensation expense was classified on the statement of operations as follows for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development expense	$314,904	$257,998	$626,687	$511,280
General and administrative expense	676,204	513,689	1,207,268	987,953
Total stock-based compensation expense	$991,108	$771,687	$1,833,955	$1,499,233

8. Income Taxes

The Company has not recorded any tax provision or benefit for the six months ended June 30, 2017 and 2016. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at June 30, 2017 and December 31, 2016.

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

The Company has determined that each potential future clinical, development and regulatory milestone is substantive. Although sales-based milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. The Company is also eligible to receive royalties on future sales contingent upon annual net sales thresholds. In addition, the Company and Pfizer have formed a joint steering committee that will oversee and coordinate activities as set forth in the research program. The $22.5 million up-front payment was recognized over a period of 1.5 years. In May 2014, Pfizer made a $15.0 million non-refundable milestone payment to the Company, which was recognized as revenue by the Company in May 2014 when earned.  In June 2015, Pfizer dosed the first patient in the Phase 3 clinical trial of rivipansel, which triggered a non-refundable milestone payment to the Company of $20.0 million, which the Company recognized as revenue in June 2015. The Company did not recognize any revenue under the Pfizer Agreement during the three and six months ended June 30, 2017 or 2016.

In February 2004, the Company entered into a research services agreement (the Research Agreement) with the University of Basel (the University) for biological evaluation of selectin antagonists. Certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, the Company will owe to the University 10% of all future milestone and royalty payments received from Pfizer with respect to rivipansel. There were no milestone payments due to the University for the three and six months ended June 30, 2017 or 2016.

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

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. Glycomimetics are molecules that mimic the structure of carbohydrates involved in important biological processes. Our proprietary glycomimetics platform is based on our expertise in carbohydrate chemistry and our understanding of the role carbohydrates play in key biological processes. Using this expertise and understanding, we are developing a pipeline of proprietary glycomimetics designed to inhibit disease-related functions of carbohydrates, such as the roles they play in inflammation, cancer and infection. We believe this represents an innovative approach to drug discovery to treat a wide range of diseases.

Most human proteins are modified by the addition of complex carbohydrates to the surface of the proteins. The addition of these carbohydrate structures affects the functions of these proteins and their interactions with other molecules. Our initial research and development efforts have focused on drug candidates targeting selectins, which are proteins that serve as adhesion molecules and bind to carbohydrates that are involved in the inflammatory component and progression of a wide range of diseases, including hematologic disorders, cancer and cardiovascular disease. Inhibiting specific carbohydrates from binding to selectins has long been viewed as a potentially attractive approach for therapeutic intervention. The ability to successfully develop drug-like compounds that inhibit binding with selectins, known as selectin antagonists, has been limited by the complexities of carbohydrate chemistry. We believe our expertise in carbohydrate chemistry enables us to design selectin antagonists and other glycomimetics that inhibit the disease-related functions of certain carbohydrates.

We are focusing our initial efforts on drug candidates for rare diseases that we believe will qualify for orphan drug designation. Our first drug candidate, rivipansel, is a pan-selectin antagonist being developed for the treatment of vaso-occlusive crisis, or VOC, a debilitating and painful condition that occurs periodically throughout the life of a person with sickle cell disease. We have entered into a collaboration with Pfizer Inc., or Pfizer, for the further development and potential commercialization of rivipansel worldwide. Rivipansel has received fast track designation from the U.S. Food and Drug Administration, or FDA, as well as orphan drug designation from the FDA in the United States and from the European Medicines Agency, or EMA, in the European Union. We believe the clinical progress of rivipansel provides evidence of the significant potential of our lead program and our proprietary glycomimetics platform.

Building on our experience with rivipansel, we are developing a pipeline of other glycomimetic drug candidates. Our second glycomimetic drug candidate, GMI-1271, is a specific E-selectin inhibitor, which we are developing to be used in combination with chemotherapy to treat patients with either acute myeloid leukemia, or AML, or multiple myeloma, or MM, both of which are life-threatening hematologic cancers, and potentially other hematologic cancers as well. We are currently conducting a Phase 1/2 clinical trial of GMI-1271 as an adjunct to standard chemotherapy in patients with AML and a Phase 1 clinical trial of GMI-1271 combined with chemotherapy for the treatment of MM. In the Phase 2 portion of our ongoing clinical trial, AML patients treated with GMI-1271, combined with chemotherapy, have experienced higher-than-expected remission rates and lower-than-expected induction-related mortality rates. Researchers have observed that baseline expression of the E-selectin ligand biomarker on leukemia cells was predictive of clinical response and correlated with greater likelihood of achieving remission in the cohort of AML patients with relapsed or refractory disease. We believe this supports the mechanism of action of GMI-1271.

GMI-1271 received orphan drug designation from the FDA in May 2015 for the treatment of AML. In June 2016, GMI-1271 received fast track designation from the FDA for the treatment of adult patients with relapsed or refractory AML and elderly patients aged 60 years or older with AML. In May 2017, GMI-1271 received Breakthrough Therapy designation from the FDA for the treatment of adult patients with relapsed or refractory AML. In May 2017, the European Commission, based on a favorable recommendation from the EMA Committee for Orphan Medicinal Products, granted orphan designation for GMI-1271 for the treatment of AML.

In May 2015, we commenced our multinational, Phase 1/2, open-label trial of GMI-1271 as an adjunct to standard chemotherapy in patients with AML. This trial in males and females with AML is being conducted at a number of academic institutions in the United States, Ireland and Australia. The trial consists of two parts. In the Phase 1 portion, escalation testing was performed to determine a recommended GMI-1271 dose in combination with standard chemotherapy to be used in the Phase 2 portion. In the Phase 2 portion of the trial, dose expansion was performed at the recommended dose of 10 mg/kg GMI-1271 in combination with standard chemotherapy.  The primary objective of the trial was to evaluate the safety of GMI-1271 in combination with chemotherapy. Secondary objectives were to characterize pharmacokinetics, or PK, pharmacodynamics, or PD, and to observe anti-leukemic activity. There were a total of 19 patients with relapsed or refractory AML enrolled and dosed with a single cycle of treatment with GMI-1271 and chemotherapy in the Phase 1 portion of the trial.

In the Phase 2 portion, one cohort of 25 patients over 60 years of age with newly diagnosed AML and a second cohort comprised of 47 patients with relapsed or refractory AML were enrolled.  Unlike in the Phase 1 portion, some of the patients in the Phase 2 portion were treated with multiple cycles of GMI-1271. In May 2017, we completed enrollment of 91 patients in the Phase 1/2 trial. We plan to provide additional updates from this clinical trial in the second half of 2017 and in 2018. We also intend to discuss with the FDA the design of a potential Phase 3 pivotal trial that could support an application for marketing approval for GMI-1271 for the treatment of AML.

In June 2017, we presented new data from the Phase 2 portion of the trial at the June 2017 annual meetings of the American Society of Clinical Oncology, or ASCO, and the European Hematology Association, or EHA. In the relapsed or refractory disease arm of the trial, 66 patients had been enrolled. Of the 54 relapsed/refractory patients with AML for whom data is available, the CR/CRi rate was 41%. The CR/CRi rate is the percentage of patients who achieved remission, with either full or incomplete blood count recovery. The mortality rate among this group at 60 days was 7%. Median overall survival of the 19 patients enrolled in the Phase 1 portion of the trial was 7.6 months. We believe these results compare favorably to what would be expected in this population, based on published historical controls in similar patients. Researchers also observed a median E-selectin ligand expression of 35% at baseline, with higher rates among those patients in this cohort who achieved remission. In the newly-diagnosed, treatment-naïve elderly arm of the trial, 25 patients had been enrolled. Among these 25 patients, the CR/CRi rate was 68%, with a 73% rate for patients with de novo disease and 64% for patients with secondary AML.

In December 2015, at the ASH annual meeting, we presented preclinical data suggesting that GMI-1271 could reverse resistance of certain chemotherapies seen in MM. In September 2016, we dosed the first patient in a Phase 1 multiple dose-escalation clinical trial in defined populations of patients with MM who have not responded optimally to standard chemotherapy. In this trial, we are evaluating the efficacy, safety and PK of GMI-1271, combined with bortezomib- or carfilzomib-based chemotherapy, for the treatment of MM. We are currently enrolling patients at clinical trial sites in Ireland and plan to initiate enrollment at additional sites in Europe.

In addition to GMI-1271, we have designed a family of small molecule drug candidates that simultaneously inhibit both E-selectin and CXCR4. We have selected one of these compounds, GMI-1359, for development as a potential treatment for certain malignancies. Since E-selectin and CXCR4 are both adhesion molecules that keep cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone marrow such as AML and MM, as compared to targeting CXCR4 alone. In December 2016 at the ASH annual meeting, we presented preclinical data suggesting that GMI-1359 has a unique tumor cell mobilization kinetic profile and enhanced the ability of chemotherapy to target and improve survival from a high-risk form of mutated AML.

In 2016, we completed enrollment in a Phase 1 single-dose escalation trial of GMI-1359 in healthy volunteers. In this trial, volunteer participants received a single injection of GMI-1359, after which they were evaluated for safety, tolerability, PK and PD. The randomized, double-blind, placebo-controlled, escalating dose study was conducted at a single site in the United States. We are currently expanding enrollment in this trial with two additional cohorts and anticipate selecting an initial cancer indication for this drug candidate and determining an optimal dose for further clinical evaluation in 2018.

Using our glycomimetics platform, we have also designed inhibitors that specifically block the binding of galectin-3 to carbohydrate structures. Galectin-3 is a protein that is known to play critical roles in many pathological processes, including fibrosis, inflammation, cancer and cardiovascular disease. We plan to optimize these compounds and conduct preclinical experiments in 2017 to further characterize the effects of galectin-3 inhibitors on immune processes and anti-fibrotic activity. We are also designing other galectin inhibitors that we believe could be used to treat various diseases.

We commenced operations in 2003, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our glycomimetics platform, identifying potential drug candidates, undertaking preclinical studies and conducting clinical trials of rivipansel, GMI-1271 and GMI-1359. To date, we have financed our operations primarily through private placements of our securities, upfront and milestone payments under our collaboration with Pfizer and the net proceeds from our IPO in January 2014, our at-the-market facility with Cowen and Company LLC, or Cowen, and our public offerings of common stock in June 2016 and May 2017. We have no approved drugs currently available for sale, and substantially all of our revenue to date has been revenue from the upfront and milestone payments from Pfizer, although we have received nominal amounts of revenue under research grants. Prior to our IPO, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was an upfront payment under our collaboration with Pfizer and $64.1 million was from the sale of our convertible promissory notes and convertible preferred stock. The IPO provided us with net proceeds of $57.2 million, and we received a non-refundable milestone payment from Pfizer in May 2014 of $15.0 million. In August 2015, we received another non-refundable milestone payment from Pfizer of $20.0 million following the dosing of the first patient in the Phase 3 clinical trial of rivipansel. In 2016, we received an additional $19.7 million in net proceeds from our public offering in June 2016 and $3.9 million of net proceeds under the at-the-market facility with Cowen. During the six months ended June 30, 2017, we received $7.4 million of net proceeds under the at-the-market facility with Cowen and $86.8 million in net proceeds from our public offering in May 2017.

Since inception, we have incurred significant operating losses. We have generated cumulative revenue of $58.6 million since our inception through June 30, 2017, primarily consisting of the $22.5 million upfront payment from Pfizer in 2011, the $15.0 million non-refundable milestone payment in May 2014 and the $20.0 million non-refundable milestone payment in August 2015. We had an accumulated deficit of $135.1 million as of June 30, 2017, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our collaboration with Pfizer, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

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

To fund further operations, we will need to raise capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations at least through the second half of 2019. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

The first potential milestone payment under the Pfizer agreement was $35.0 million upon the initiation of dosing of the first patient in a Phase 3 clinical trial of rivipansel by Pfizer. Under the collaboration, Pfizer made a $15.0 million non-refundable milestone payment to us in May 2014, which we recognized as revenue in May 2014, when earned, and the dosing of the first patient in the Phase 3 clinical trial in June 2015 triggered the remaining $20.0 million milestone payment to us.  We recorded the $20.0 million milestone payment as revenue in June 2015. There were no milestone payments received from Pfizer for the three or six months ended June 30, 2017.

We entered into a research services agreement with the University of Basel, or the University, for biological evaluation of selectin antagonists. Certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, we will owe to the University 10% of all future milestone and royalty payments received from Pfizer with respect to rivipansel. In February 2016, we paid $2.0 million to the University based upon the non-refundable milestone payments from Pfizer. We recorded these payments during the year ended December 31, 2015, at the time the payments became due to the University. There were no additional payments due to the University for the three months or six months ended June 30, 2017.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies, estimates and judgments during the six months ended June 30, 2017 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Other Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

The following tables set forth our results of operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Period-to-Period
(in thousands)	2017	2016	Change
Revenue	$—	$—	$—
Costs and expenses:
Research and development expense	5,722	5,781	(59)
General and administrative expense	2,522	2,312	210
Total costs and expenses	8,244	8,093	151
Loss from operations	(8,244)	(8,093)	(151)
Other income	102	22	80
Net loss and comprehensive loss	$(8,142)	$(8,071)	$(71)

	Six Months Ended June 30,		Period-to-Period
(in thousands)	2017	2016	Change
Revenue	$—	$—	$—
Costs and expenses:
Research and development expense	11,601	11,300	301
General and administrative expense	4,614	4,369	245
Total costs and expenses	16,215	15,669	546
Loss from operations	(16,215)	(15,669)	(546)
Other income	142	42	100
Net loss and comprehensive loss	$(16,073)	$(15,627)	$(446)

Research and Development Expense

The following tables summarize our research and development expense by functional area for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Period-to-Period
(in thousands)	2017	2016	Change
Clinical development	$1,535	$1,499	$36
Manufacturing and formulation	1,209	1,488	(279)
Contract research services, consulting and other costs	430	574	(144)
Laboratory costs	477	396	81
Personnel-related	1,756	1,566	190
Stock-based compensation	315	258	57
Research and development expense	$5,722	$5,781	$(59)

	Six Months Ended June 30,		Period-to-Period
(in thousands)	2017	2016	Change
Clinical development	$3,284	$3,014	$270
Manufacturing and formulation	2,272	2,887	(615)
Contract research services, consulting and other costs	888	1,022	(134)
Laboratory costs	957	771	186
Personnel-related	3,573	3,095	478
Stock-based compensation	627	511	116
Research and development expense	$11,601	$11,300	$301

During the three months ended June 30, 2017, our research and development expense decreased by $59,000, or 1%, compared to the same period in 2016. The decrease was primarily caused by a decrease in expenses related to non-clinical toxicology studies and manufacturing and process development for GMI-1359 and manufacturing and process development for GMI-1271. Personnel-related and stock-based compensation expenses increased due to annual salary adjustments for research and development personnel and annual stock option awards granted in the first quarter of 2017.  During the six months ended June 30, 2017, our research and development expense increased by $301,000, or 3%, compared to the same period in 2016.  The increase was caused by the ongoing costs associated with the clinical trials for GMI-1271 in AML and MM, partially offset by a decrease in expenses related to non-clinical toxicology studies and manufacturing and process development for GMI-1359 and manufacturing and process development for GMI-1271. Personnel-related and stock-based compensation expenses increased due to annual salary adjustments for research and development personnel and annual stock option awards granted in the first quarter of 2017.

The following tables summarize our research and development expense by drug candidate for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Period-to-Period
(in thousands)	2017	2016	Change
GMI-1271	$2,826	$2,751	$75
GMI-1359	152	546	(394)
Other research and development	673	660	13
Personnel-related and stock-based compensation	2,071	1,824	247
Research and development expense	$5,722	$5,781	$(59)

	Six Months Ended June 30,		Period-to-Period
(in thousands)	2017	2016	Change
GMI-1271	$5,840	$4,820	$1,020
GMI-1359	310	1,601	(1,291)
Other research and development	1,251	1,272	(21)
Personnel-related and stock-based compensation	4,200	3,607	593
Research and development expense	$11,601	$11,300	$301

General and Administrative Expense

The following tables summarize the components of our general and administrative expense for the three and six  months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Period-to-Period
(in thousands)	2017	2016	Change
Personnel-related	$755	$685	$70
Stock-based compensation	676	514	162
Legal, consulting and other professional expenses	898	953	(55)
Other	193	160	33
General and administrative expense	$2,522	$2,312	$210

	Six Months Ended June 30,		Period-to-Period
(in thousands)	2017	2016	Change
Personnel-related	$1,553	$1,380	$173
Stock-based compensation	1,207	988	219
Legal, consulting and other professional expenses	1,522	1,693	(171)
Other	332	308	24
General and administrative expense	$4,614	$4,369	$245

During the three months ended June 30, 2017, our general and administrative expense increased by $210,000 compared to the same period in 2016, reflecting an increase of 9%. During the six months ended June 30, 2017, our general and administrative expense increased by $245,000 compared to the same period in 2016, reflecting an increase of 6%. These increases in general and administrative expense were primarily attributable to annual salary adjustments  awarded to general and administrative personnel and an increase in stock-based compensation expense caused by the 2017 awards to employees and directors.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through private placements of our capital stock, our IPO, our at-the-market offering with Cowen, our public offerings in June 2016 and May 2017 and upfront and milestone payments from Pfizer. As of June 30, 2017, we had $119.1 million in cash and cash equivalents.

We are potentially eligible to earn a significant amount of milestone payments and royalties under our agreement with Pfizer. Our ability to earn these payments and their timing is dependent upon the outcome of Pfizer’s activities and is uncertain at this time.

On March 1, 2016, we entered into an at-the-market sales agreement with Cowen, under which we could offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $40 million through Cowen acting as our sales agent. For the six months ended June 30, 2017, we sold an aggregate of 1,388,647 shares of our common stock under the at-the-market facility, for net proceeds of $7.4 million. As of June 30, 2017, we had sold an aggregate of 2,057,438 shares for the net proceeds of $11.3 million under the at-the-market facility. We and Cowen terminated the agreement in May 2017.

In May 2017, we completed a public offering in which the we sold 8,050,000 shares of our common stock at a price to the public of $11.50 per share. We received net proceeds of $86.8 million from this offering, after deducting underwriting discounts, commissions and other offering expenses.

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

The successful development of any of our drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of GMI-1271 or our other drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from rivipansel or GMI-1271. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	successful enrollment in, and completion of, clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for drug candidates;

•	launching commercial sales of drugs, if and when approved, whether alone or in collaboration with others; and

•	obtaining and maintaining healthcare coverage and adequate reimbursement.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of June 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements at least through the second half of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$(15,170)	$(16,305)
Investing activities	(227)	(40)
Financing activities	94,503	22,628
Net change in cash and cash equivalents	$79,106	$6,283

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 included the ongoing costs associated with the GMI-1271 clinical development programs. Net cash used in operating activities for the six months ended June 30, 2016 included the costs associated with the advancement of the GMI-1271 and GMI-1359 development programs. In addition, the $2.0 million milestone license fee due to the University of Basel and accrued as a liability as of December 31, 2015 was paid during the six months ended June 30, 2016.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 included capital expenses relating to the additional leasehold improvements and the purchase of laboratory equipment. Net cash used in investing activities for the six months ended June 30, 2016 included capital expenses relating to the additional leasehold improvements including architect and project management fees.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 comprised primarily of the net proceeds of $86.8 million from our public offering and $7.4 million from at-the-market sales under our sales agreement with Cowen. Net cash provided by financing activities during the six months ended June 30, 2016 comprised primarily of the net proceeds of $19.8 million from our public offering and $2.7 million from at-the-market sales under our sales agreement with Cowen.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2017, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents of $119.1 million and $40.0 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLYCOMIMETICS, INC.

Date: August 3, 2017	By:	/s/ Brian M. Hahn
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