Form 10-Q
period 2017-09-30
GLYCOMIMETICS INC
filed 2017-11-08
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes      No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on November 7, 2017 was 34,337,799.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLYCOMIMETICS, INC.

Balance Sheets

	September 30,	December 31,
	2017	2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$112,872,534	$40,041,641
Prepaid expenses and other current assets	1,015,747	478,503
Total current assets	113,888,281	40,520,144
Property and equipment, net	1,122,216	1,056,332
Prepaid research and development expenses	759,531	759,531
Deposits	52,320	52,320
Total assets	$115,822,348	$42,388,327
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$1,631,722	$1,565,210
Accrued bonuses	1,146,497	1,432,485
Accrued expenses	3,678,609	3,267,371
Deferred rent	74,072	68,551
Total current liabilities	6,530,900	6,333,617
Deferred rent, net of current portion	726,986	753,579
Total liabilities	7,257,886	7,087,196
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 32,737,799 shares issued and outstanding at September 30, 2017; 100,000,000 shares authorized, 23,250,023 shares issued and outstanding at December 31, 2016	32,736	23,249
Additional paid-in capital	251,550,974	154,254,193
Accumulated deficit	(143,019,248)	(118,976,311)
Total stockholders’ equity	108,564,462	35,301,131
Total liabilities and stockholders’ equity	$115,822,348	$42,388,327

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$—	$18,500	$—	$18,500

Costs and expenses:
Research and development expense	5,779,759	5,921,461	17,380,337	17,221,360
General and administrative expense	2,401,976	1,983,795	7,016,081	6,352,355
Total costs and expenses	8,181,735	7,905,256	24,396,418	23,573,715
Loss from operations	(8,181,735)	(7,886,756)	(24,396,418)	(23,555,215)
Other income	231,634	32,063	373,208	73,974
Net loss and comprehensive loss	$(7,950,101)	$(7,854,693)	$(24,023,210)	$(23,481,241)
Basic and diluted net loss per common share	$(0.24)	$(0.34)	$(0.86)	$(1.14)
Basic and diluted weighted average number of common shares	32,724,010	23,049,347	27,814,781	20,638,129

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(24,023,210)	$(23,481,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	193,976	139,749
Stock-based compensation expense	2,796,301	2,238,647
Changes in assets and liabilities:
Prepaid expenses and other current assets	(537,244)	(797,906)
Prepaid research and development expenses	—	(63,000)
Deposits	—	(52,320)
Accounts payable	66,512	682,504
Accrued expenses and bonuses	125,250	(3,122,258)
Deferred rent	(21,072)	679,177
Net cash used in operating activities	(21,399,487)	(23,776,648)

Investing activities
Purchases of property and equipment	(259,860)	(265,635)
Net cash used in investing activities	(259,860)	(265,635)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	94,269,213	22,453,785
Proceeds from exercise of stock options	221,027	68,488
Net cash provided by financing activities	94,490,240	22,522,273
Net change in cash and cash equivalents	72,830,893	(1,520,010)
Cash and cash equivalents, beginning of period	40,041,641	46,802,560
Cash and cash equivalents, end of period	$112,872,534	$45,282,550

Non-cash investing activities
Property acquisition costs included in accounts payable and accrued expenses	$—	$29,329

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

Unaudited Financial Statements

The accompanying balance sheet as of September 30, 2017 and statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2017. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2017, the results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. The December 31, 2016 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2017 and 2016 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of September 30, 2017 and December 31, 2016. The carrying value of cash held in money market funds of approximately $110.9 million and $38.0 million as of September 30, 2017 and December 31, 2016, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

Basic and diluted net loss per common share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(7,950,101)	$(7,854,693)	$(24,023,210)	$(23,481,241)
Basic and diluted net loss per common share	$(0.24)	$(0.34)	$(0.86)	$(1.14)
Basic and diluted weighted average common shares outstanding	32,724,010	23,049,347	27,814,781	20,638,129

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average common shares outstanding, as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Warrants	553,868	555,412	553,868	555,412
Stock options and restricted stock units	3,421,124	2,815,166	3,421,124	2,815,166

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2017 and 2016, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Standards

Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-09, Compensation – Stock Compensation  (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in financial statements including the income tax effects of share-based payments, minimum statutory withholding requirements and forfeitures. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than the current standard for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The Company adopted the provisions of ASU 2016-09 on January 1, 2017. The Company has elected to account for forfeitures as they occur. The Company has applied this change using a modified retrospective method through a cumulative-effect adjustment of $19,727 to accumulated deficit. Additionally, the Company recognized deferred tax assets of $98,767 for the excess tax benefits that arose directly from tax deductions related to equity compensation greater than the amounts recognized for financial reporting and also recognized an increase of an equal amount in the valuation allowance against those deferred tax assets. The Company has adopted the additional provisions in the standard and has determined these provisions do not have a material impact on the financial statements.

Accounting Standards Not Yet Adopted

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers  (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for the Company in the first quarter of fiscal 2018. The Company has evaluated the Pfizer Agreement to determine the impact of the new revenue standard on the upfront and milestone payments within the Pfizer Agreement and has determined that the transition to the new revenue standard will have no material impact on the financial statements. The Company expects to adopt the new standard on January 1, 2018 using the full retrospective transition method.

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

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	September 30,	December 31,
	2017	2016
Prepaid expenses	$940,099	$199,195
Other receivables	75,648	268,659
Deposits	—	10,649
Prepaid expenses and other current assets	$1,015,747	$478,503

4. Property and Equipment

Property and equipment, net consists of the following:

	September 30,	December 31,
	2017	2016
Furniture and fixtures	$314,024	$262,135
Laboratory equipment	1,282,655	1,130,180
Office equipment	11,084	6,610
Computer equipment	191,825	169,423
Leasehold improvements	573,165	36,128
Construction in progress	—	508,417
Property and equipment	2,372,753	2,112,893
Less accumulated depreciation	(1,250,537)	(1,056,561)
Property and equipment, net	$1,122,216	$1,056,332

Depreciation expense was $70,060 and $45,808 for the three months ended September 30, 2017 and 2016, respectively, and $193,976 and $139,749 for the nine months ended September 30, 2017 and 2016, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	September 30,	December 31,
	2017	2016
Accrued research and development expenses	$2,727,309	$2,513,243
Accrued consulting and other professional fees	371,595	148,579
Other accrued expenses	187,067	315,002
Accrued employee benefits	392,638	290,547
Accrued expenses	$3,678,609	$3,267,371

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

Deferred rent related to the Lease was $801,058 and $822,130 at September 30, 2017 and December 31, 2016, respectively. Total rent expense under the Company’s operating leases was $223,337 and $219,983 for the three months ended September 30, 2017 and 2016, respectively, and $667,507 and $557,262 for the nine months ended September 30, 2017 and 2016, respectively.

7. Stockholders’ Equity

At-The-Market Equity Offering

On March 1, 2016, the Company entered into an at-the-market sales agreement with Cowen and Company, LLC to sell the Company’s securities under a shelf registration statement filed in March 2015. The at-the market sales agreement was terminated on May 23, 2017. During the nine months ended September 30, 2017, the Company issued and sold 1,388,647 shares of common stock under the at-the-market sales agreement. The shares were sold at a weighted average price per share of $5.55, for aggregate net proceeds of $7.4 million, after deducting commissions and offering expenses.

On September 28, 2017, the Company entered into a new at-the-market sales agreement with Cowen and Company, LLC to sell the Company’s securities under a shelf registration statement filed in September 2017. Subsequent to September 30, 2017, the Company issued and sold 1,600,000 shares of common stock under the at-the-market sales agreement. The shares were sold at a weighted average price per share of $12.50, for aggregate net proceeds of $19.2 million, after deducting commissions and offering expenses.

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

A summary of the Company’s stock option activity under the 2003 Plan for the nine months ended September 30, 2017 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Outstanding	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Outstanding as of December 31, 2016	729,819	$1.26	3.2
Options exercised	(16,608)	1.65
Options forfeited	—	—
Outstanding as of September 30, 2017	713,211	1.25	2.4	$9,089
Vested as of September 30, 2017	713,211	1.25	2.4	$9,089
Exercisable as of September 30, 2017	713,211	1.25	2.4	$9,089

As of September 30, 2017, the options under the 2003 Plan were fully expensed. Total intrinsic value of the options exercised during the nine months ended September 30, 2017 and 2016 was $103,638 and $95,221, respectively, and total cash received for options exercised was $27,358 and $40,668 during the nine months ended September 30, 2017 and 2016, respectively. The total fair value of shares underlying options which vested in the nine months ended September 30, 2017 and 2016 was $1,573 and $14,450, respectively.

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

A summary of the Company’s stock option activity under the 2013 Plan for the nine months ended September 30, 2017 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Outstanding	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Outstanding as of December 31, 2016	2,066,105	$7.41	7.9
Options granted	674,738	7.03
Options exercised	(32,521)	5.96
Options forfeited	(22,159)	7.35
Outstanding as of September 30, 2017	2,686,163	7.33	7.6	$17,884
Vested or expected to vest as of September 30, 2017	2,686,163	7.33	7.6	$17,884
Exercisable as of September 30, 2017	1,453,937	7.84	6.7	$9,003

The weighted-average fair value of the options granted during the nine months ended September 30, 2017 and 2016 was $4.76 per share and $3.38 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Expected term	6.25 years	6.25 years
Expected volatility	75.20%	68.86%
Risk-free interest rate	2.08%	1.69%
Expected dividend yield	0%	0%

As of September 30, 2017, there was $4,854,266 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 2.2 years. Total intrinsic value of the options exercised during the nine months ended September 30, 2017 and 2016 was $228,291 and $2,275, respectively, and total cash received for options exercised was $193,669 and $27,825 during the nine months ended September 30, 2017 and 2016, respectively. The total fair value of shares underlying options which vested in the nine months ended September 30, 2017 and 2016 was $2,872,004 and $2,364,683, respectively.

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in three equal annual installments provided that the employee remains employed with the Company. As of September 30, 2017, there was $30,763 of unrecognized compensation costs related to unvested service RSUs.

The following is a summary of RSU activity under the 2013 Plan for the nine months ended September 30, 2017:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value
Unvested at December 31, 2016	16,916	$5.04
Granted	—	—
Forfeited	—	—
Vested	4,833	4.61
Unvested at September 30, 2017	12,083	5.21

Stock-based compensation expense was classified on the statement of operations as follows for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development expense	$327,133	$260,882	$953,821	$772,163
General and administrative expense	635,212	478,531	1,842,480	1,466,484
Total stock-based compensation expense	$962,345	$739,413	$2,796,301	$2,238,647

8. Income Taxes

The Company has not recorded any tax provision or benefit for the nine months ended September 30, 2017 and 2016. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at September 30, 2017 and December 31, 2016.

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

The Company has determined that each potential future clinical, development and regulatory milestone is substantive. Although sales-based milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. The Company is also eligible to receive royalties on future sales contingent upon annual net sales thresholds. In addition, the Company and Pfizer have formed a joint steering committee that will oversee and coordinate activities as set forth in the research program. The $22.5 million up-front payment was recognized over a period of 1.5 years. In May 2014, Pfizer made a $15.0 million non-refundable milestone payment to the Company, which was recognized as revenue by the Company in May 2014 when earned.  In June 2015, Pfizer dosed the first patient in the Phase 3 clinical trial of rivipansel, which triggered a non-refundable milestone payment to the Company of $20.0 million, which the Company recognized as revenue in June 2015. The Company did not recognize any revenue under the Pfizer Agreement during the three and nine months ended September 30, 2017 or 2016.

In February 2004, the Company entered into a research services agreement (the Research Agreement) with the University of Basel (the University) for biological evaluation of selectin antagonists. Certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, the Company will owe to the University 10% of all future milestone and royalty payments received from Pfizer with respect to rivipansel. There were no milestone payments due to the University for the three and nine months ended September 30, 2017 or 2016.

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

We are focusing our initial efforts on drug candidates for rare diseases that we believe will qualify for orphan drug designation. Our first drug candidate, rivipansel, is a pan-selectin antagonist being developed for the treatment of vaso-occlusive crisis, or VOC, a debilitating and painful condition that occurs periodically throughout the life of a person with sickle cell disease. We have entered into an agreement with Pfizer Inc., or Pfizer, for the further development and potential commercialization of rivipansel worldwide. Rivipansel has received fast track designation from the U.S. Food and Drug Administration, or FDA, as well as orphan drug designation from the FDA in the United States and from the European Medicines Agency, or EMA, in the European Union. We believe the clinical progress of rivipansel provides evidence of the significant potential of our lead program and our proprietary glycomimetics platform.

Building on our experience with rivipansel, we are developing a pipeline of other glycomimetic drug candidates. Our second glycomimetic drug candidate, GMI-1271, is a specific E-selectin inhibitor, which we are developing to be used in combination with chemotherapy to treat patients with either acute myeloid leukemia, or AML, or multiple myeloma, or MM, both of which are life-threatening hematologic cancers, and potentially other hematologic cancers as well. We have completed enrollment in a Phase 1/2 clinical trial of GMI-1271 as an adjunct to standard chemotherapy in patients with AML and are currently conducting a Phase 1 clinical trial of GMI-1271 combined with chemotherapy for the treatment of MM. In the Phase 2 portion of our AML clinical trial, AML patients treated with GMI-1271, combined with chemotherapy, have experienced higher-than-expected remission rates and lower-than-expected induction-related mortality rates. We believe the data generated in this Phase 1/2 clinical trial support conducting one or more additional clinical trials of GMI-1271 in AML, with the ultimate goal of obtaining marketing approval from the FDA.

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

In May 2015, we commenced our multinational, Phase 1/2, open-label trial of GMI-1271 as an adjunct to standard chemotherapy in patients with AML. This trial in males and females with AML enrolled patients at a number of academic institutions in the United States, Ireland and Australia. The trial consists of two parts. In the Phase 1 portion, escalation testing was performed to determine a recommended GMI-1271 dose in combination with standard chemotherapy to be used in the Phase 2 portion. In the Phase 2 portion of the trial, dose expansion was performed at the recommended dose of 10 mg/kg GMI-1271 in combination with standard chemotherapy.  The primary objective of the trial was to evaluate the safety of GMI-1271 in combination with chemotherapy. Secondary objectives were to characterize pharmacokinetics, or PK, pharmacodynamics, or PD, and to observe anti-leukemic activity. There were a total of 19 patients with relapsed or refractory AML enrolled and dosed with a single cycle of treatment with GMI-1271 and chemotherapy in the Phase 1 portion of the trial.

In the Phase 2 portion, one cohort of 25 patients over 60 years of age with newly diagnosed AML and a second cohort comprised of 47 patients with relapsed or refractory AML were enrolled.  Unlike in the Phase 1 portion, some of the patients in the Phase 2 portion were treated with multiple cycles of GMI-1271. In May 2017, we completed enrollment of 91 patients in the Phase 1/2 trial. We plan to provide additional updates from this clinical trial in the fourth quarter of 2017 and in 2018. We are consulting with the FDA regarding the design of a potential Phase 3 pivotal trial that could support an application for marketing approval for GMI-1271 for the treatment of AML. Based on the feedback from the FDA, we plan to initiate this pivotal trial in mid-2018.

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

Our data from the GMI-1271 program has been selected for two oral presentations at the upcoming annual meeting of the American Society of Hematology, or ASH, to be held in December 2017. One of these presentations will be an update on the current data set from the Phase 1/2 open-label trial of GMI-1271 as an adjunct to standard chemotherapy in patients with AML. The second oral presentation will present data from preclinical studies in which E-selectin was upregulated in a model of AML and increased resistance to chemotherapy, which we believe can be reversed by treatment with GMI-1271.

In December 2015, at the ASH annual meeting, we presented preclinical data suggesting that GMI-1271 could reverse resistance of certain chemotherapies seen in MM. In September 2016, we dosed the first patient in a Phase 1 multiple dose-escalation clinical trial in defined populations of patients with MM who have not responded optimally to standard chemotherapy. In this trial, we are evaluating the efficacy, safety and PK of GMI-1271, combined with bortezomib- or carfilzomib-based chemotherapy, for the treatment of MM. We are currently enrolling patients at clinical trial sites in Ireland and have initiated the enrollment process at additional sites in Europe.

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

Using our glycomimetics platform, we have also designed inhibitors that specifically block the binding of galectin-3 to carbohydrate structures. Galectin-3 is a protein that is known to play critical roles in many pathological processes, including fibrosis, inflammation, cancer and cardiovascular disease. We plan to optimize these compounds and conduct preclinical experiments in the fourth quarter of 2017 and in 2018 to further characterize the effects of galectin-3 inhibitors on immune processes and anti-fibrotic activity. We are also designing other galectin inhibitors that we believe could be used to treat various diseases.

We commenced operations in 2003, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our glycomimetics platform, identifying potential drug candidates, undertaking preclinical studies and conducting clinical trials of rivipansel, GMI-1271 and GMI-1359. To date, we have financed our operations primarily through private placements of our securities, upfront and milestone payments under our collaboration with Pfizer and the net proceeds from our IPO in January 2014, at-the-market sales facilities with Cowen and Company LLC, or Cowen, and our public offerings of common stock in June 2016 and May 2017. We have no approved drugs currently available for sale, and substantially all of our revenue to date has been revenue from the upfront and milestone payments from Pfizer, although we have received nominal amounts of revenue under research grants.

Prior to our IPO, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was an upfront payment under our collaboration with Pfizer and $64.1 million was from the sale of our convertible promissory notes and convertible preferred stock. The IPO provided us with net proceeds of $57.2 million, and we received a non-refundable milestone payment from Pfizer in May 2014 of $15.0 million. In August 2015, we received another non-refundable milestone payment from Pfizer of $20.0 million following the dosing of the first patient in the Phase 3 clinical trial of rivipansel. We received an additional $19.7 million in net proceeds from our public offering in June 2016 and $86.8 million in net proceeds from our public offering in May 2017. In 2016 and to date in 2017 we have received an aggregate of $30.5 million of net proceeds under the at-the-market facilities with Cowen.

Since inception, we have incurred significant operating losses. We have generated cumulative revenue of $58.6 million since our inception through September 30, 2017, primarily consisting of the $22.5 million upfront payment from Pfizer in 2011, the $15.0 million non-refundable milestone payment in May 2014 and the $20.0 million non-refundable milestone payment in August 2015. We had an accumulated deficit of $135.1 million as of September 30, 2017, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our collaboration with Pfizer, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

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

The first potential milestone payment under the Pfizer agreement was $35.0 million upon the initiation of dosing of the first patient in a Phase 3 clinical trial of rivipansel by Pfizer. Under the collaboration, Pfizer made a $15.0 million non-refundable milestone payment to us in May 2014, which we recognized as revenue in May 2014, when earned, and the dosing of the first patient in the Phase 3 clinical trial in June 2015 triggered the remaining $20.0 million milestone payment to us.  We recorded the $20.0 million milestone payment as revenue in June 2015. There were no milestone payments received from Pfizer for the three or nine months ended September 30, 2017.

We entered into a research services agreement with the University of Basel, or the University,  for biological evaluation of selectin antagonists. Certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, we will owe to the University 10% of all future milestone and royalty payments received from Pfizer with respect to rivipansel. In February 2016, we paid $2.0 million to the University based upon the non-refundable milestone payments from Pfizer. We recorded these payments during the year ended December 31, 2015, at the time the payments became due to the University. There were no additional payments due to the University for the three months or nine months ended September 30, 2017.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies, estimates and judgments during the nine months ended September 30, 2017 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Other Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

The following tables set forth our results of operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2017	2016	Change
Revenue	$—	$18	$(18)
Costs and expenses:
Research and development expense	5,780	5,921	(141)
General and administrative expense	2,402	1,984	418
Total costs and expenses	8,182	7,905	277
Loss from operations	(8,182)	(7,887)	(295)
Other income	232	32	200
Net loss and comprehensive loss	$(7,950)	$(7,855)	$(95)

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2017	2016	Change
Revenue	$—	$18	$(18)
Costs and expenses:
Research and development expense	17,380	17,221	159
General and administrative expense	7,016	6,352	664
Total costs and expenses	24,396	23,573	823
Loss from operations	(24,396)	(23,555)	(841)
Other income	373	74	299
Net loss and comprehensive loss	$(24,023)	$(23,481)	$(542)

Research and Development Expense

The following tables summarize our research and development expense by functional area for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2017	2016	Change
Clinical development	$1,109	$2,389	$(1,280)
Manufacturing and formulation	1,893	893	1,000
Contract research services, consulting and other costs	308	332	(24)
Laboratory costs	499	466	33
Personnel-related	1,644	1,580	64
Stock-based compensation	327	261	66
Research and development expense	$5,780	$5,921	$(141)

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2017	2016	Change
Clinical development	$4,392	$5,403	$(1,011)
Manufacturing and formulation	4,165	3,780	385
Contract research services, consulting and other costs	1,196	1,354	(158)
Laboratory costs	1,456	1,237	219
Personnel-related	5,217	4,675	542
Stock-based compensation	954	772	182
Research and development expense	$17,380	$17,221	$159

During the three months ended September 30, 2017, our research and development expense decreased by $141,000, or 2%, compared to the same period in 2016. The decrease was primarily caused by lower clinical trial expenses related to the Phase 2 clinical trial of GMI-1271 for the treatment of AML due to patient enrollment completion in May 2017 and a decrease in costs for non-clinical toxicology studies and clinical studies for GMI-1359. These decreases were offset in part by additional costs related to the manufacturing of Phase 3 clinical supplies of GMI-1271. Personnel-related and stock-based compensation expenses increased due to annual salary adjustments for research and development personnel and annual stock option awards granted in the first quarter of 2017. During the nine months ended September 30, 2017, our research and development expense increased by $159,000, or 1%, compared to the same period in 2016.  The increase was caused by the ongoing costs associated with the clinical trials for GMI-1271 in AML and MM, partially offset by a decrease in expenses related to non-clinical toxicology and clinical studies and manufacturing and process development for GMI-1359. Personnel-related and stock-based compensation expenses increased due to annual salary adjustments for research and development personnel and annual stock option awards granted in the first quarter of 2017.

The following tables summarize our research and development expense by drug candidate for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2017	2016	Change
GMI-1271	$2,921	$2,799	$122
GMI-1359	253	715	(462)
Other research and development	635	565	70
Personnel-related and stock-based compensation	1,971	1,842	129
Research and development expense	$5,780	$5,921	$(141)

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2017	2016	Change
GMI-1271	$8,760	$7,619	$1,141
GMI-1359	562	2,316	(1,754)
Other research and development	1,887	1,838	49
Personnel-related and stock-based compensation	6,171	5,448	723
Research and development expense	$17,380	$17,221	$159

General and Administrative Expense

The following tables summarize the components of our general and administrative expense for the three and nine  months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2017	2016	Change
Personnel-related	$729	$640	$89
Stock-based compensation	635	479	156
Legal, consulting and other professional expenses	863	719	144
Other	175	146	29
General and administrative expense	$2,402	$1,984	$418

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2017	2016	Change
Personnel-related	$2,282	$2,019	$263
Stock-based compensation	1,842	1,467	375
Legal, consulting and other professional expenses	2,385	2,412	(27)
Other	507	454	53
General and administrative expense	$7,016	$6,352	$664

During the three months ended September 30, 2017, our general and administrative expense increased by $418,000 compared to the same period in 2016, reflecting an increase of 21%. During the nine months ended September 30, 2017, our general and administrative expense increased by $664,000 compared to the same period in 2016, reflecting an increase of 10%. These increases in general and administrative expense were primarily attributable to annual salary adjustments awarded to general and administrative personnel and an increase in stock-based compensation expense caused by the 2017 awards to employees and directors.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through private placements of our capital stock, our IPO, our at-the-market sales facilities with Cowen, our public offerings in June 2016 and May 2017 and upfront and milestone payments from Pfizer. As of September 30, 2017, we had $112.9 million in cash and cash equivalents.

We are potentially eligible to earn a significant amount of milestone payments and royalties under our agreement with Pfizer. Our ability to earn these payments and their timing is dependent upon the outcome of Pfizer’s activities and is uncertain at this time.

On March 1, 2016, we entered into an at-the-market sales agreement with Cowen to sell shares of our common stock having an aggregate offering price of up to $40.0 million through Cowen acting as our sales agent. For the nine months ended September 30, 2017, we sold an aggregate of 1,388,647 shares of our common stock under the at-the-market facility, for net proceeds of $7.4 million. We and Cowen terminated the agreement in May 2017. As of its termination , we had sold an aggregate of 2,057,438 shares for net proceeds of $11.3 million under the at-the-market facility.

In May 2017, we completed a public offering in which we sold 8,050,000 shares of our common stock at a price to the public of $11.50 per share. We received net proceeds of $86.8 million from this offering, after deducting underwriting discounts, commissions and other offering expenses.

On September 28, 2017, we entered into a new at-the-market sales agreement with Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen acting as our sales agent. As of the date of this report, we have sold an aggregate of 1,600,000 shares of our common stock under the new at-the-market facility, for net proceeds of $19.2 million.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of September 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements at least through the second half of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$(21,399)	$(23,777)
Investing activities	(260)	(266)
Financing activities	94,490	22,522
Net change in cash and cash equivalents	$72,831	$(1,521)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 included the ongoing costs associated with the GMI-1271 clinical development programs. Net cash used in operating activities for the nine months ended September 30, 2016 included the costs associated with the advancement of the GMI-1271 and GMI-1359 development programs. In addition, the $2.0 million milestone license fee due to the University of Basel and accrued as a liability as of December 31, 2015 was paid during the nine months ended September 30, 2016.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 included capital expenses relating to the additional leasehold improvements and the purchase of laboratory equipment. Net cash used in investing activities for the nine months ended September 30, 2016 included capital expenses relating to the additional leasehold improvements including architect and project management fees.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 consisted primarily of the net proceeds of $86.8 million from our public offering in May 2017 and $7.4 million from at-the-market sales under our sales agreement with Cowen. Net cash provided by financing activities during the nine months ended September 30, 2016 comprised primarily of the net proceeds of $19.8 million from our public offering in June 2016 and $2.7 million from at-the-market sales under our sales agreement with Cowen.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2017, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2017 and December 31, 2016, we had cash and cash equivalents of $112.9 million and $40.0 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors as of the date of this quarterly report on Form 10‑Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 1, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit No.	Document

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑36177), filed with the Commission on January 15, 2014).

3.2

Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8‑K (File No. 001‑36177), filed with the Commission on January 15, 2014).

4.1

Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑191567), filed with the Commission on October 31, 2013).

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

GLYCOMIMETICS, INC.

Date: November 8, 2017	By:	/s/ Brian M. Hahn
Brian M. Hahn
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)