Form 10-K
period 2017-12-31
GLYCOMIMETICS INC
filed 2018-03-06
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

	Emerging growth company☒		

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ◻   No ☒

As of June 30, 2017, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $262.5 million based on the closing price of the registrant’s Common Stock, as reported by the Nasdaq Global Market, on such date.

At February 28, 2018, 34,359,799 shares of GlycoMimetics, Inc.’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of GlycoMimetics, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

•

our ability to achieve anticipated milestones and potential royalties under our collaboration with Pfizer for our drug candidate rivipansel and the timing and results of the ongoing Phase 3 clinical trial of rivipansel;

•	the timing of and our ability to obtain and maintain regulatory approvals for our drug candidates;
•	the clinical utility of our drug candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	our ability to identify additional drug candidates with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding future revenues, expenses and needs for additional financing; and
•	our beliefs about our capital expenditure requirements and that our capital resources will be sufficient to meet our anticipated cash requirements through the end of 2019.

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

i

PART I

ITEM  1.BUSINESS

Overview

We are a clinical stage biotechnology company focused on the discovery and development of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. Glycomimetics are molecules that mimic the structure of carbohydrates involved in important biological processes. Using our expertise in carbohydrate chemistry and knowledge of carbohydrate biology, we are developing a pipeline of proprietary glycomimetics designed to inhibit disease-related functions of carbohydrates, such as the roles they play in inflammation, cancer and infection. We believe this represents an innovative approach to drug discovery to treat a wide range of diseases.

We are focusing our initial efforts on drug candidates for rare diseases that we believe will qualify for orphan drug designation. Our first drug candidate, rivipansel, is being developed for the treatment of vaso-occlusive crisis, or VOC, a debilitating and painful condition that occurs periodically throughout the life of a person with sickle cell disease, or SCD. We have entered into a collaboration with Pfizer Inc., or Pfizer, for the further development and potential commercialization of rivipansel worldwide. Rivipansel has received fast track designation from the U.S. Food and Drug Administration, or FDA, as well as orphan drug designation from the FDA in the United States and from the European Medicines Agency, or EMA, in the European Union, or EU. We believe the clinical progress of rivipansel provides evidence of the significant potential of our lead program and our proprietary glycomimetics platform. Building on our experience with rivipansel, we are developing our second most advanced drug candidate, GMI-1271, to be used in combination with chemotherapy to treat either acute myeloid leukemia, or AML, or multiple myeloma, or MM, both of which are life-threatening hematologic cancers, and potentially other hematologic cancers as well. We are also developing a third drug candidate, GMI-1359, which is being evaluated in an ongoing Phase 1 clinical trial in healthy volunteers.

Our proprietary glycomimetics platform is based on our expertise in carbohydrate chemistry and our understanding of the role carbohydrates play in key biological processes. Most human proteins are modified by the addition of complex carbohydrates to the surface of the proteins. The addition of these carbohydrate structures affects the functions of these proteins and their interactions with other molecules. Our initial research and development efforts have focused on drug candidates targeting selectins, which are proteins that serve as adhesion molecules and bind to carbohydrates that are involved in the inflammatory component and progression of a wide range of diseases, including hematologic disorders, cancer and cardiovascular disease. For example, we believe that members of the selectin family play a key role in the onset and progression of VOC and also in tumor metastasis and resistance to chemotherapy. Inhibiting specific carbohydrates from binding to selectins has long been viewed as a potentially attractive approach for therapeutic intervention. The ability to successfully develop drug-like compounds that inhibit binding with selectins, known as selectin antagonists, has been limited by the complexities of carbohydrate chemistry. We believe our expertise in carbohydrate chemistry and our understanding of carbohydrate-protein binding interactions enable us to design selectin antagonists and other glycomimetics that may inhibit the disease-related functions of certain carbohydrates in order to develop novel drug candidates to address unmet medical needs.

Rivipansel is a glycomimetic drug candidate that acts as a pan-selectin antagonist, meaning it binds to all three members of the selectin family, E-, P- and L-selectin. We believe that rivipansel, by acting as a pan-selectin antagonist, inhibits the role that selectins play in VOC for people with SCD. VOC, one of the most severe complications of SCD, can result in acute ischemic tissue injury at one or more sites, with inflammation and pain of varying degrees of severity. The standard of care in the United States for people experiencing VOC is to manage its symptoms, which typically includes hospitalization, narcotic pain management and hydration. We believe that rivipansel, if approved, would be the first drug to interrupt the underlying cause of VOC, thereby potentially reducing the use of narcotics for pain management and enabling patients to leave the hospital more quickly.

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

Since the completion of our Phase 2 clinical trial of rivipansel in 2013, Pfizer has been responsible for the further clinical development, regulatory approval and potential commercialization of rivipansel. Pfizer enrolled the first patient in a Phase 3 clinical trial in June 2015 and has announced that it expects to complete enrollment in this trial in the second half of 2018, with preliminary results expected to be announced by the end of 2018.  Under our license agreement with Pfizer, we are eligible to receive payments of up to $115.0 million upon the achievement of specified development milestones, up to $70.0 million upon the achievement of specified regulatory milestones, and up to $135.0 million upon the achievement of specified levels of annual net sales of licensed products. We are also eligible to receive tiered royalties, with percentages ranging from the low double digits to the low teens, based on net sales of rivipansel worldwide, subject to reductions in specified circumstances. Under a separate research agreement with the University of Basel, or the University, we have agreed to pay 10% of any future milestone payments and royalties we may receive from Pfizer with respect to rivipansel.

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

We have completed an initial Phase 1 trial in healthy volunteers for GMI-1271 and in May 2017 we completed enrollment in a Phase 1/2 clinical trial in defined populations of patients with AML. In December 2017, at the annual meeting of the American Society of Hematology, or ASH, we presented clinical data that showed high remission rates, improved overall survival and improved duration of survival, all compared to historical controls, which have been derived from results from third party clinical trials evaluating standard chemotherapy. In addition, the data suggested a favorable safety, pharmacokinetic, or PK, and biomarker profile for GMI-1271. We have also initiated a Phase 1 multiple ascending dose-escalation trial of GMI-1271 in defined populations of patients with MM and plan to continue enrollment of the trial in 2018. We anticipate initial topline data in the first quarter of 2019 in this trial.

We are developing an additional drug candidate, GMI-1359, that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. Since E-selectin and CXCR4 are both adhesion molecules that keep cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone marrow such as AML and MM, as compared to targeting CXCR4 alone. GMI-1359 is currently being evaluated in a Phase 1 single-dose escalation trial in healthy volunteers. In this trial, volunteer participants receive a single injection of GMI-1359, after which they are evaluated for safety, tolerability, PK and pharmacodynamics. The randomized, double-blind, placebo-controlled, escalating dose study is being conducted at a single site in the United States.

In addition to our programs described above, we are also advancing other preclinical-stage programs. These programs include small-molecule glycomimetic compounds that inhibit galectin-3, which we believe may have potential to be used for the treatment of fibrosis, cancer and cardiovascular disease.

We have retained the worldwide development and commercialization rights to all of our drug candidates other than rivipansel.

Our intellectual property portfolio includes ownership of, or exclusive rights to, issued patents and pending patent applications claiming fundamental features of glycomimetic therapeutics, as well as those claiming methods of use for and chemical modifications of our drug candidates. Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against challenges that have arisen or may arise in this area. Our issued patents directed to rivipansel and methods of use are expected to expire between 2023 and 2030. We also have issued patents which cover GMI-1271 and methods of use that expected to expire between 2032 and 2033. In addition, we have several pending patent applications covering GMI-1271 and/or methods of using it, the last expiring of which, if issued, currently would be predicted to expire in 2037.

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

Our Strategy

Our goal is to be the leader in the discovery, development and commercialization of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. Leveraging the potentially broad applicability of our proprietary glycomimetics platform, our initial focus is to internally develop and advance orphan drug candidates targeted at hematologic cancers and other diseases, and to out-license any drug candidates we may develop that are targeted at larger market opportunities. The key elements of our strategy are to:

•

Advance and complete the clinical development of GMI-1271 for the treatment of AML.  We are building on our experience developing rivipansel to investigate GMI-1271 for the treatment of AML as an adjunct to standard chemotherapy. We have completed enrollment in a Phase 1/2 dose-escalation clinical trial in defined populations of patients with AML. In May 2017, GMI-1271 received breakthrough therapy designation from the FDA for the treatment of adult patients with relapsed or refractory AML and also received orphan designation from the European Commission for the treatment of AML.  We anticipate initiating a pivotal Phase 3 clinical trial in mid-2018 for GMI-1271 in patients with relapsed or refractory AML. We have retained worldwide development and commercialization rights to GMI-1271.

•

Advance the clinical development of GMI-1271 for the treatment of MM.  We are enrolling a Phase 1 multiple dose-escalation clinical trial for patients with MM who have not responded optimally to standard chemotherapy. We are currently enrolling patients at multiple clinical trial sites in Europe.

•

Advance the clinical development of GMI-1359 for the treatment of cancer.  We are developing GMI-1359, which simultaneously inhibits both E-selectin and CXCR4, for potential use in the treatment of cancers with significant bone marrow involvement, such as hematologic cancers including AML and MM and certain solid tumors such as breast and prostate cancer. We are currently conducting a Phase 1 single-dose escalation trial in healthy volunteers. We have retained worldwide development and commercialization rights to GMI-1359.

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

•

Apply our insights and our glycomimetics platform to other carbohydrate targets beyond selectins.  We have identified additional opportunities where carbohydrates play critical roles in disease processes and where we believe we can apply our platform to create targeted glycomimetic drugs. We have designed inhibitors that specifically block the binding of galectin-3 to carbohydrate structures. Galectin-3 is a protein that is known to play critical roles in many pathological processes, including fibrosis, inflammation, cancer and cardiovascular disease. We plan to optimize these compounds and conduct preclinical experiments in in 2018 to further characterize the effects of galectin-3 inhibitors on immune processes and anti-fibrotic activity. We are also designing other galectin inhibitors that we believe could be used to treat various diseases.

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

Our Pipeline

We have discovered our drug candidates internally through a rational drug design approach that couples our expertise in carbohydrate chemistry with our knowledge of carbohydrate biology. We are actively developing glycomimetic drug candidates based on this expertise. Our drug candidates and their target indications and development status are summarized in the chart below.

Drug Candidate	Indication	Discovery	Pre-Clinical	Ph 1	Ph 2	Ph 3	Registration	Partner
Selectins								
Rivipansel (Pan-selectin Inhibitor)	Sickle Cell Anemia Vaso-occlusive Crisis							Pfizer
GMI-1271 and Follow-ons (E-selectin Inhibitor)	Acute Myeloid Leukemia							--
	Multiple Myeloma							--
	Various Tumor Types & Inflammatory Diseases							--
GMI-1359 (E-selectin & CXCR4 Inhibitor)	Various Tumor Types							--
Galectins								
Galectin-3 Inhibitor	Fibrosis & Oncology							--

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

 Sickle Cell Disease and VOC

SCD is a genetic disease that, according to the Centers for Disease Control and Prevention, or CDC, affects millions of people throughout the world, including an estimated 100,000 people in the United States and an estimated 60,000 people in Europe. Patients with SCD have chronic and acute damage to their tissue and organs. One of the most common and severe complications of SCD is vaso-occlusive crisis, or VOC, which is the occurrence of unpredictable episodes of acute pain, often very excruciating, in the affected parts of the body.  Recurrent episodes may cause irreversible organ damage. The CDC estimates that VOC resulted in approximately 75,000 hospitalizations in the United States in 2010. According to the National Hospital Discharge Survey conducted by the National Center for Health Statistics, these hospitalizations have an average duration of approximately six days.

Among both adults and children with SCD, VOC is the most common reason for seeking medical attention resulting in hospitalization. As there are no approved therapies that interrupt VOC once it has started or that treat the underlying ischemic event, the standard of care for people experiencing VOC is limited to supportive care consisting of pain management, hydration and treatment of any precipitating events such as infection and inflammatory conditions.

Market Opportunity for Rivipansel in SCD

We believe that effective, on-demand (as needed) treatment for VOC could provide significant clinical and pharmacoeconomic benefit. According to the U.S. Agency for Healthcare Research and Quality, the average hospital charges in the United States for a patient treated for VOC were approximately $20,000 in 2006. In some states, these charges may be substantially higher. For example, according to the California Office of Statewide Health Planning and Development, the average hospital charges for a patient treated for VOC in California were over $40,000 in 2006. A reduction in the length of a hospital stay following treatment with rivipansel could significantly reduce these costs of care.

Additionally, if rivipansel is shown to be safe and effective in reducing the duration of VOC in hospitalized patients, it could also be tested to determine if hospitalization could be prevented with use of rivipansel in the emergency department, or if VOC could be managed safely and effectively in the home or in an outpatient setting through a self-administered dosage form, thereby avoiding costly emergency department visits. We believe that uses in each of these settings represent potentially significant market opportunities.

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

Limitations of the Current Standard of Care for VOC

Although bone marrow transplant is currently available and can be curative for SCD, its use is greatly limited by the lack of availability of matched donors and by the risk of serious complications, including graft versus host disease and infection and death.

Until 2017, the only drug approved to treat SCD was hydroxyurea. Hydroxyurea, available in both generic and branded formulations, is a once daily oral treatment intended to reduce the frequency of VOC in patients with SCD who have recurrent VOC episodes.  While hydroxyurea has been shown to reduce the frequency of hospitalization due to VOC, in some patient groups, it is not effective in relieving symptoms or accelerating the resolution of an ongoing VOC episode. Moreover, hydroxyurea is not suitable for all patients. Its uptake and effectiveness can be limited by a lack of compliance to the dosing regimen, inconsistent patient responses, variable tolerability and concerns regarding long-term toxicity [and other adverse side effects]. In particular, hydroxyurea is labeled to inform patients that it can cause a severe decrease in the number of blood cells in a patient’s bone marrow, which may increase risks that the patient will develop a serious infection or bleeding, and that it may increase the risk that the patient will develop certain cancers. Furthermore, hydroxyurea is not effective in relieving symptoms or accelerating the resolution of an ongoing VOC episode.

In July 2017, the FDA approved Endari, a twice-daily, oral, prophylactic therapy intended to reduce the acute complications of SCD in adult and pediatric patients 5 years of age and older. Common side effects of Endari include constipation, nausea, headache, abdominal pain, cough, pain in the extremities, back pain and chest pain. Given its recent launch in December 2017, real world experience with Endari is limited.

Since available therapies do not address the underlying pathophysiology of an ongoing VOC episode, supportive care with opioid narcotics and hydration remain the current standard of care for VOC until the event runs its natural course. Pain management often starts with oral medications taken at home at the onset of pain. However, if the pain is not relieved, or if it progresses, patients typically seek medical attention in a clinic setting or emergency department. Pain that is not controlled in these settings typically requires hospitalization for more potent pain medications, typically administered intravenously. The patient must stay in the hospital to receive these intravenous pain medications and fluids until the VOC resolves and the pain subsides. Use of narcotics can lead to tissue or organ damage and resulting complications and morbidities, prolonged hospital stays and associated continuation of pain and suffering. Treatment of pain with IV narcotics and management of VOC-related complications typically require hospital stays ranging from a few days to a few weeks, with an average length of stay of approximately six days.  Other supportive measures during hospitalization include supplemental oxygen and treatment of any concurrent infections or other conditions.

In light of the debilitating effects of VOC and the associated high costs of care, there is a significant unmet medical need for treatment that can be taken at the onset of a VOC episode that selectively targets the underlying inflammatory ischemic event in order to reduce the severity and duration of VOC in SCD patients. We believe that rivipansel can potentially satisfy this unmet medical need.

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

Acute Myeloid Leukemia

AML, a hematologic cancer that is characterized by the rapid growth of abnormal white blood cells that accumulate in the bone marrow and interfere with the production of normal blood cells, is a relatively rare disease, but one that accounts for the largest number of annual deaths from leukemia in the United States. According to the Surveillance, Epidemiology, and End Results Program managed by the National Cancer Institute, there were an estimated 21,380 new cases of AML diagnosed in 2017 in the United States. Approximately 352,000 patients in the world are diagnosed with AML annually.  AML caused an estimated 10,590 deaths in 2017 in the United States.

AML is more commonly present in elderly patients, with a median age at diagnosis of 68 years according to the National Cancer Institute. In a review published in the Journal of Clinical Oncology, the median overall survival of patients 60 years old or older was nine months. The overall five-year relative survival rate for all AML patients is 26.9%, and only 3-8% for patients over 60 years old at diagnosis. Relative survival is a statistical measure of net survival that is calculated by comparing observed survival with expected survival from a comparable set of people who do not have AML, in order to measure the excess mortality that is associated with the AML diagnosis.

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

Multiple Myeloma

MM is a hematologic cancer that is characterized by the growth of abnormal white blood cells of the bone marrow that eventually infiltrates various organs and leads to bone destruction, bone marrow failure, including direct and indirect effects on the blood, skeleton, and kidneys. MM is the most frequent tumor that occurs primarily in bone and the second most common hematological malignancy in the United States and Europe.  MM accounts for 10% to 15% of hematologic cancers, and 22% of deaths from these cancers. Approximately 114,000 new cases of MM were diagnosed worldwide in 2012. In the United States, according to the National Cancer Institute, an estimated 30,280 people were newly diagnosed with MM in 2017.  MM caused an estimated 12,590 deaths in 2017 in the United States. MM is rare in individuals younger than 40 years old and the average age at diagnosis is approximately 70 years.  More than 33% of patients are over 75 years of age, making treatment with chemotherapy more complicated due to fewer treatment options being available, patients being ineligible for transplant, and decreased ability to tolerate sustained chemotherapy due to poor general health.

Despite the fact that recent treatment options for MM have led to improved response rates and increased short-term survival, responses are transient and most patients with MM will ultimately relapse and succumb to their cancer. MM is not considered curable with current approaches. The five-year overall survival rate for all patients in the United States is approximately 50%. Although second and later remissions can be achieved with additional treatment, tumors typically recur more aggressively after each relapse, leading to decreased duration of response and ultimately culminating in the development of treatment-refractory disease. Median survival for treatment-refractory disease typically ranges from five months for event-free survival and from nine months for overall survival and responses to treatment are characteristically short, most likely due to resistant disease. This loss of response complicates therapy of patients in later-line treatment, shortens survival and results in high mortality rates.

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

In one in vivo study in a mouse model of AML, combining GMI-1271 with chemotherapy mobilized AML blast cells and significantly reduced tumor burden as compared to treatment with chemotherapy alone. In an in vitro study, AML cells bound to E-selectin were more resistant to chemotherapy. In a related study, when treated with GMI-1271, the resistance of such cells to chemotherapy was reduced. Tumor cells of patients who have relapsed AML, when tested in the laboratory, bound significantly higher levels of E-selectin than tumor cells of patients at initial diagnosis. Additional preclinical studies in mouse models of AML, in which E-selectin was observed to be upregulated, suggest that AML cells binding to E-selectin have increased chemo-resistance.  This is due to the induction of tumor cell survival signaling pathways as a consequence of E-selectin binding. This effect within the bone marrow microenvironment is unique to E-selectin as compared to other vascular adhesion molecules and can be blocked by GMI-1271.   The results of this preclinical study were presented in an oral presentation at the 2017 ASH Annual Meeting in December 2017, and we believe the findings provide important information about how treatment with GMI-1271 may improve sensitivity to chemotherapy.

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

In May 2015, we commenced a multinational, Phase 1/2, open-label trial of GMI-1271 as an adjunct to standard chemotherapy in patients with AML. This trial in males and females with AML was conducted at a number of academic institutions in the United States, Ireland and Australia. The trial consists of two parts. In the Phase 1 portion, escalation testing was performed to determine a recommended GMI-1271 dose in combination with standard chemotherapy to be used in the Phase 2 portion. In the Phase 2 portion of the trial, dose expansion was performed at the recommended dose of 10 mg/kg GMI-1271 in combination with standard chemotherapy. The primary objective of the trial was to evaluate the safety of GMI-1271 in combination with chemotherapy. Secondary objectives were to characterize PK and pharmacodynamics and to observe anti-leukemic activity. A total of 19 patients with relapsed or refractory AML were enrolled and dosed with a single cycle of treatment with GMI-1271 and chemotherapy in the Phase 1 portion of the trial.  In the Phase 2 portion, one cohort of 25 patients over 60 years of age with newly diagnosed AML and a second cohort of 47 patients with relapsed or refractory AML were enrolled. Unlike in the Phase 1 portion, some of the patients in the Phase 2 portion were treated with multiple cycles of GMI-1271 with chemotherapy.

In June 2017, we presented interim data from the Phase 2 portion of the trial at the annual meetings of the American Society of Clinical Oncology, or ASCO, and the European Hematology Association, or EHA. In December 2017, we presented further updated data at ASH. In the relapsed or refractory disease arm of the trial, 66 patients had been enrolled. Of the 54 relapsed/refractory patients with AML for whom median follow-up was 6.6 months, the clinical remission (CR+CRi) rate was 43%. The CR/CRi rate is the percentage of patients who achieved remission, with either full or incomplete blood count recovery. The mortality rate among this group at 60 days was 9%. Median overall survival by the Kaplan-Meier method was 9.4 months. This compares favorably to a median overall survival of up to 5.4 months reported for historical, matched controls treated with mitoxantrone, etoposide and cytarabine (MEC) alone.  Median duration of remission was 11.1 months for the GMI-1271 treatment group. We believe these results compare favorably to what would be expected in this population, based on published historical results from third party clinical trials evaluating standard chemotherapy in similar patients. Researchers also observed a median E-selectin ligand expression of 35% on bone marrow blasts at baseline, with higher rates among those patients in this cohort who achieved remission. In the newly-diagnosed, treatment-naïve elderly arm of the trial, 25 patients had been enrolled. Among these 25 patients for whom median follow-up with 10.5 months, the clinical remission rate was 68%, with a 75% remission rate for patients with de novo disease and 62% remission rate for patients with secondary AML. Median overall survival by the Kaplan-Meier method was 15.8 months. This compares favorably to a historical median overall survival of approximately 12 months in matched controls treated with 7+3 chemotherapy alone. Median duration of remission was 14.8 months and median event free survival was 11.3 months. Across both populations, GMI-1271 was generally well tolerated with no obvious incremental toxicity observed and lower than expected rates of severe, debilitating, grade 3-4 mucositis reported at 3% incidence reported versus historical rates of 20-25% incidence with MEC induction chemotherapy alone.

In March 2018, we announced our design for a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate GMI-1271 in individuals with relapsed/refractory AML, which design is aligned with guidance received from the FDA. Based on consultations with the FDA, the single pivotal trial is planned to enroll 380 adult patients at approximately 30 to 40 centers in the United States, Canada, Europe and Australia, with enrollment expected to begin in the third quarter of 2018. The primary efficacy endpoint will be overall survival  and, importantly, the FDA has indicated that data on overall survival will not need to be censored for transplant in the primary efficacy analysis, meaning that patients who proceed to transplant will continue to be included as part of the survival analysis. The dosing regimen for our planned Phase 3 trial will be the same as for our completed Phase 2 trial. All patients will be treated with standard chemotherapy of either MEC or FAI (fludarabine, cytarabine and idarubicin), with some of the patients randomized to receive GMI-1271 in addition to chemotherapy. Patients receiving GMI-1271 will be dosed for one day prior to initiation of chemotherapy, twice a day through the chemotherapy regimen, and then for two days after the end of chemotherapy.  The dose regimen will be fixed, rather than weight-based, which we believe will simplify administration. We plan to offer multiple cycles of consolidation therapy in both arms of the trial for patients who achieve remission. We believe that multiple cycles of treatment in patients who respond may drive an even deeper response in patients treated with GMI-1271.  If this is the case, it could lengthen the duration of remission with potential for additional benefit on survival.

Key secondary endpoints of the Phase 3 trial will include the incidence of severe mucositis and remission rate, which will be assessed in a hierarchical fashion for potential inclusion in the product labeling, if GMI-1271 is approved for marketing by the FDA. We expect preliminary results from this trial to be available by the end of 2020.

In February 2018, we entered into an agreement with the Haemato Oncology Foundation for Adults in the Netherlands, or HOVON, to initiate clinical trial startup activities to evaluate GMI-1271 in adults with newly diagnosed AML but who cannot tolerate intensive chemotherapy, as well as in patients with myelodysplastic syndrome, or MDS, with a high risk of leukemia. The HOVON trial will be the first to evaluate GMI-1271, together with decitabine, in this underserved population of AML and MDS patients who are not considered by their physicians to be candidates for intensive chemotherapy; these two populations represent a significant potential indication expansion opportunity for GMI-1271. HOVON intends to enroll approximately 140 patients in the clinical trial, including a control arm. Patients will be evaluated after three cycles of therapy, and key efficacy endpoints will include remission rate, disease-free survival and overall survival. The trial is expected to start this year and will be conducted in five countries across Europe.

In December 2015, at the ASH annual meeting, we presented preclinical data suggesting that GMI-1271 could reverse resistance of certain chemotherapies seen in MM. In September 2016, we dosed the first patient in a Phase 1 multiple dose-escalation clinical trial in defined populations of patients with MM who have not responded optimally to standard chemotherapy. In this trial, we are evaluating the efficacy, safety and PK of GMI-1271, combined with bortezomib- or carfilzomib-based chemotherapy, for the treatment of MM. We are currently enrolling patients at multiple clinical trial sites in Europe and anticipate initial topline data in the first quarter of 2019 in this trial.

GMI-1359 - Drug Candidate Targeting E-selectin and CXCR4

The chemokine CXCR4 has emerged as an important pro-inflammatory cytokine that is involved in cell migration throughout the body. Like E-selectin, tumor cells may also use the CXCR4 cellular pathway, contributing to chemoresistance, metastatic disease and ultimately decreased survival. We have an additional drug candidate, GMI-1359, that simultaneously targets both E-selectin and CXCR4. Since E-selectin and CXCR4 are both adhesion molecules that keep cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone marrow, such as hematologic cancers, including AML and MM, and certain solid tumors, such as breast and prostate cancer, as compared to targeting CXCR4 alone. At the ASH annual meeting in December 2016, we presented preclinical data suggesting that GMI-1359 has a unique tumor cell mobilization profile and enhanced the ability of chemotherapy to target and improve survival from a high-risk form of mutated AML. In November 2016, at the annual meeting of the Society for Immunotherapy of Cancer, we presented data from a preclinical study in which GMI-1359, in combination with an antibody against the cancer regulatory programmed death receptor ligand, or PD-L1, shortened time to complete tumor regressions in an animal model of colon cancer. In the preclinical study, the combination therapy also selectively reduced regulatory T cells, which are a class of lymphocytes that suppress immune responses, in the tumor, and created a more favorable immune-mediated anti-tumor environment.

We are currently conducting a first-in-human Phase 1 single-dose escalation trial of GMI-1359 in healthy volunteers. In this trial, volunteer participants receive a single injection of GMI-1359, after which the subjects are evaluated for safety, tolerability, pharmacokinetics and pharmacodynamics. The randomized, double-blind placebo controlled escalating dose study is being conducted at a single site in the United States.

Galectin Inhibitors

Using our glycomimetics platform, we have designed galectin-3 inhibitors that specifically block the binding of galectin-3 to carbohydrate structures.  Galectin-3 is a protein that is known to play critical roles in many pathological processes, including fibrosis, checkpoints in T-cell exhaustion during cancer immunotherapy, chemotherapy resistance and cardiovascular disease. We plan to optimize these compounds and conduct preclinical experiments in 2018 to further characterize the effects of our galectin-3 inhibitors on immune processes and anti-fibrotic activity. We are also designing other galectin inhibitors that we believe could be used to treat various diseases.

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

Under the terms of the agreement, we received a $22.5 million upfront payment and are eligible to earn up to $115.0 million upon the achievement of specified development milestones, including the dosing of the first patients in Phase 3 clinical trials for up to two indications and the first commercial sale of a licensed product in the United States and selected European countries for up to two indications, up to $70.0 million upon the achievement of specified regulatory milestones, including the acceptance of our filings for regulatory approval by regulatory authorities in the United States and Europe for up to two indications, and up to $135.0 million upon the achievement of specified levels of annual net sales of licensed products. We are also eligible to receive tiered royalties for each licensed product, with percentages ranging from the low double digits to the low teens, based on net sales of rivipansel worldwide, subject to reductions in specified circumstances. The first potential milestone payment under the Pfizer agreement was $35.0 million upon the initiation of dosing of the first patient in a Phase 3 trial of rivipansel by Pfizer. Under the collaboration, Pfizer made a $15.0 million non-refundable payment to us in May 2014, and the dosing of the first patient in the Phase 3 clinical trial triggered the remaining $20.0 million milestone payment to us, which we received in August 2015. There were no payments from Pfizer received in 2016 or 2017.

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

Research Services Agreement with University of Basel

We entered into a research services agreement with the University of Basel, or the University, for the discovery and evaluation of selectin antagonists. The research under this agreement has been completed; however, certain patents covering the rivipansel compound remain subject to provisions of the research services agreement. Under the terms of the research services agreement, if we receive any future milestone payments or royalties from Pfizer with respect to rivipansel, we agreed to pay the University 10% of those amounts, subject to specified exceptions. In February 2016, we paid $2.0 million to the University based upon our receipt of a $20.0 million non-refundable milestone payment from Pfizer in August 2015. We recorded this payment during the year ended December 31, 2015, at the time the payment became due to the University. There were no additional payments due to the University for the years ended December 31, 2016 or 2017. The research services agreement remains in effect until we are no longer obligated to make any potential payments.

Intellectual Property

We strive to protect the intellectual property that we believe is important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our drug candidates and their methods of use. We have issued patents directed to rivipansel and methods of use that are expected to expire between 2023 and 2030.  We also have issued patents which cover GMI-1271 and methods of use that are expected to expire between 2032 and 2033.  In addition, we have several pending patent applications covering GMI-1271 and/or methods of using it, the last expiring of which, if issued, currently would be predicted to expire in 2037. We also rely on trade secret protection for our confidential and proprietary information and careful monitoring of such information to protect aspects of our business.

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

In the case of rivipansel, the initial process development, manufacturing and scale-up was managed by us and performed under contract by third parties. Under our license agreement with Pfizer, responsibility for manufacturing rivipansel has now transferred to Pfizer. With respect to our other drug candidates, we anticipate continuing to manage process development, scale-up and manufacturing under contracts with third parties. For GMI-1271, we expect a significant increase in manufacturing as we scale up for our planned Phase 3 clinical trial and prepare for potential filings for marketing approval.

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

Rivipansel: Sickle Cell Disease

Hydroxyurea and Endari are approved as prophylactic therapies for SCD. Based on publicly available information, we are not aware of any drugs currently approved in the United States as “on-demand” (as needed) for the treatment of SCD patients experiencing an acute VOC episode. There are a number of compounds that are in Phase 2 or Phase 3 clinical development as either prophylactic or gene therapy/blood transfusion approaches to treat patients with SCD, including:

•	Prophylactic Approaches: Novartis Pharmaceuticals Corporation (crizanlizumab, formerly SelG1); Baxter International (Aes-103); and Global Blood Therapeutics (voxelotor, formerly GBT440); and

•	Gene Therapy/Blood Transfusion Approaches: Blue Bird Bio (Lentiglobin BB305); Sangamo Biosciences/Bioverativ (ZFN Knockout); and Bellicum Pharmaceuticals (BPX-501).

Attempts to develop a cure for SCD through gene therapy remain at an early stage of development, with significant variability observed to date in achieving target levels of anti-sickling hemoglobin.  Should one or more of these prophylactic agents or gene therapy approaches be commercialized prior to rivipansel, they could reduce the number of VOC episodes each year, reducing the market opportunity for rivipansel.

GMI-1271: AML and MM

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

The following four new therapies were approved by the FDA for the treatment of AML in 2017:

•

RYDAPT® (midostaurin), an oral prescription medicine commercialized by Novartis to be used in combination with certain chemotherapy medicines to treat adults with newly diagnosed AML who have a defect in a gene called FLT3;

•

IDHIFA® (enasidenib), a prescription medicine commercialized by Celgene intended to treat people with AML with an isocitrate dehydrogenase-2 (IDH2) mutation whose disease has come back or has not improved after previous treatments;

•

VYXEOSTM (daunorubicin and cytarabine), commercialized by Jazz Pharmaceuticals, which is indicated for the treatment of adults with newly-diagnosed therapy-related AML (t-AML) or AML with myelodysplasia-related changes (AML-MRC); and

•

Mylotarg (gemtuzumab ozogamicin), commercialized by Pfizer, which is indicated for the treatment for the treatment of newly-diagnosed CD33-positive AML in adults (in combination with daunorubicin and cytarabine) and for treatment of relapsed or refractory CD33-positive AML in adults and in pediatric patients 2 years and older as a stand-alone treatment.

While many chemotherapies in development for hematologic malignancies will likely be complementary to GMI-1271, there are also therapies in development that could be directly competitive with GMI-1271. In particular, there are a number of CXCR4 antagonists in clinical development that target the bone marrow microenvironment in order to mobilize and sensitize cancer cells to chemotherapy, including candidates developed by Sanofi-Aventis (Mozobil), Bristol Myers Squibb (BMS-936564), NOXXON Pharma (NOX-A12), Eli Lilly (LY2510924) and BioLine RX (BL-8040).

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

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications, manufacturing changes or other labeling claims, are subject to further testing requirements and prior FDA review and approval. There also are continuing annual user fee requirements for any marketed products, as well as application fees for supplemental applications with clinical data.

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

Federal false claims laws, including the federal civil False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final HIPAA Omnibus Rule published on January 25, 2013, imposes specified requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which are not pre-empted by HIPAA, differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Coverage and Reimbursement

The future commercial success of our drug candidates or any of our collaborators’ ability to commercialize any approved drug candidates successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for our drug candidates. Government health administration authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government, through the Medicare or Medicaid programs, provides reimbursement for such treatments. In the United States, the EU and other potentially significant markets for our drug candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

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

There have been several U.S. government initiatives over the past few years to fund and incentivize certain comparative effectiveness research, including creation of the Patient-Centered Outcomes Research Institute under PPACA. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payors do not consider our drug candidates to be cost-effective compared to other available therapies, they may not cover our drug candidates, once approved, as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis. PPACA became law in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers. Among other measures that may have an impact on our business, PPACA establishes an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Additionally, PPACA extends manufacturers’ Medicaid rebate liability, expands eligibility criteria for Medicaid programs, and expands entities eligible for discounts under the Public Health Service pharmaceutical pricing program.  At this time, we are unsure of the full impact that PPACA will have on our business.  There have been judicial and Congressional challenges to certain aspects of PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA, and we expect such challenges and amendments to continue.

Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share and the medical device excise tax on non-exempt medical devices.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees

As of December 31, 2017, we had 40 full-time employees, all of whom are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Customer Concentration and Geographic Information

We did not have any material revenue for the years ending December 31, 2017 and 2016. Substantially all of our revenue for the year ended December 31, 2015 was derived from Pfizer and was earned in the United States. All of our long-lived assets are located in the United States.

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

Since inception, we have incurred significant operating losses. As of December 31, 2017, we had an accumulated deficit of $152.3 million. We have financed our operations to date with $64.1 million raised in private placements of convertible debt and convertible preferred stock, an aggregate of $57.5 million received from upfront and milestone payments under our license agreement with Pfizer and $194.5 million from registered public offerings of our common stock. We have not generated any meaningful revenue since our inception other than from the upfront and milestone payments from Pfizer.

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

We believe that our cash and cash equivalents as of December 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements at least through the end of 2019, without giving effect to any potential milestone payments we may receive under our agreement with Pfizer. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

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

We commenced operations in 2003, and our operations to date have been largely focused on raising capital, developing our expertise in carbohydrate chemistry and knowledge of carbohydrate biology, identifying potential drug candidates, undertaking preclinical studies and conducting clinical trials. We have three drug candidates in clinical development, but we have not yet demonstrated our ability to successfully complete later stage clinical trials, obtain regulatory approvals, manufacture a commercial scale drug, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2017, we had federal and state net operating loss carryforwards of $112.0 million. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2026. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We could experience ownership changes in the future that would limit our ability to use our net operating loss carryforwards.

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

In addition, in the event that any of our third-party manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on commercially reasonable terms, if at all. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may incur added costs and delays in identifying and qualifying any such replacement. Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop our drug candidates in a timely manner or within budget.

Our current and anticipated future dependence upon others for the manufacturing of our drug candidates or drugs may adversely affect our future profit margins and our ability to commercialize any drugs that receive marketing approval on a timely and competitive basis.

We, or our third-party manufacturers, may be unable to successfully scale-up manufacturing of our drug candidates in sufficient quality and quantity, which would delay or prevent us from conducting our ongoing and planned clinical trials and developing our drug candidates.

In order to conduct our ongoing and planned clinical trials of our drug candidates, we will need to manufacture them in large quantities. We, or our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our drug candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we or our manufacturing partners are unable to successfully scale up the manufacture of our drug candidates in sufficient quality and quantity, the development, testing and clinical trials of that drug candidate may be delayed or become infeasible, and marketing approval or commercial launch of any resulting drug may be delayed or not obtained, which could significantly harm our business.

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

The key competitive factors affecting the success of all of our drug candidates, if approved, are likely to be their safety, efficacy, convenience, price, the level of generic competition and the availability of coverage and reimbursement from government and other third-party payors.  As described above under “Business—Competition,” we expect that both rivipansel and GMI-1271 will compete with approved therapies and those currently in development by other companies.   To the extent that competitive drugs or drug candidates developed by others are successful in treating our target indications, it could reduce the market opportunity for our drug candidates.

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

We currently hold $5.0 million of clinical trial insurance coverage in the aggregate for our clinical trials being conducted in the United States, with a per incident limit of $5.0 million, which may not be adequate to cover all liabilities that we may incur. In addition, we have increased our clinical coverage above this amount in foreign countries where we plan to have sites as part of our clinical trials for GMI-1271, including Ireland, Australia, Denmark, Germany and England. We may need to further increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our drug candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

For marketing exclusivity in the treatment of an ongoing VOC episode in sickle cell disease, we expect to rely primarily on the orphan drug designation that the FDA has granted us for rivipansel, which includes the treatment of the complications of sickle cell disease. We have similarly received orphan drug designation for GMI-1271 from the FDA as well as from the EMA in the European Union as a potential treatment for AML. However, in order to obtain marketing exclusivity in a particular jurisdiction, we must receive the first marketing approval of the drug for its intended indication. In addition, the orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

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

The FDA fast track designation for rivipansel and GMI-1271 and additional breakthrough designation for GMI-1271 may not actually lead to a faster development or regulatory review or approval process.

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

Although we have obtained a fast track designation from the FDA for rivipansel to treat VOC and for GMI-1271 to treat AML and breakthrough designation for GMI-1271 to treat AML, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Our fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development programs. Our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures or that we will ultimately obtain regulatory approval of rivipansel or GMI-1271.

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

In addition, we have filed registration statements on Form S-8 registering the issuance of approximately 4.6 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements are available for sale in the public market subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of our affiliates.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially own a majority of our common stock. Further, funds controlled by one investor, New Enterprise Associates, or NEA, beneficially own approximately 26% of our common stock. As a result, NEA is able to significantly influence, and together with these other persons would be able to control, all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2019, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (4) any date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock commenced trading on The Nasdaq Global Market under the symbol “GLYC” on January 10, 2014. Prior to our IPO, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low reported sales price of our common stock as reported on the Nasdaq Global Market:

Year Ended December 31, 2017	High	Low
First quarter	$6.76	$5.34
Second quarter	16.94	3.82
Third quarter	15.41	10.06
Fourth quarter	18.25	10.25

Year Ended December 31, 2016	High	Low
First quarter	$6.55	$3.70
Second quarter	9.25	5.82
Third quarter	8.89	6.58
Fourth quarter	7.42	5.50

Dividend Policy

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Stockholders

As of February 28, 2018, we had 34,359,799 shares of common stock outstanding held by approximately 32 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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
3/31/2017
6/30/2017
9/30/2017
12/31/2017

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

ITEM  6.SELECTED FINANCIAL DATA

The following selected financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is derived from our audited financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The statement of operations data for the years ended December 31, 2014 and 2013, and the balance sheet data as of December 31, 2015, 2014 and 2013, have been derived from our audited financial statements which are not included herein. Our historical results are not necessarily indicative of the results to be expected in the future. The selected financial data should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
(in thousands, except share and per share data)	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenue	$—	$18	$20,071	$15,027	$3,993
Costs and expenses:
Research and development expense	24,100	23,282	25,050	19,571	11,701
General and administrative expense	9,832	8,650	7,805	6,596	2,899
Total costs and expenses	33,932	31,932	32,855	26,167	14,600
Loss from operations	(33,932)	(31,914)	(12,784)	(11,140)	(10,607)
Other income	651	104	15	18	1
Net loss and comprehensive loss	$(33,281)	$(31,810)	$(12,769)	$(11,122)	$(10,606)
Net loss per share of common stock—basic and diluted	$(1.13)	$(1.50)	$(0.67)	$(0.60)	$(8.87)
Weighted average common shares outstanding, basic and diluted	29,395,756	21,256,312	19,010,587	18,452,252	1,196,162

	As of December 31,
(in thousands)	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$123,925	$40,042	$46,803	$55,199	$2,311
Total assets	128,583	42,388	48,462	57,264	5,283
Total liabilities	8,882	7,087	7,991	6,461	2,376
Total stockholders’ equity	119,701	35,301	40,472	50,803	2,907

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

Building on our experience with rivipansel, we are developing a pipeline of other glycomimetic drug candidates. Our second glycomimetic drug candidate, GMI-1271, is a specific E-selectin inhibitor, which we are developing to be used in combination with chemotherapy to treat patients with either acute myeloid leukemia, or AML, or multiple myeloma, or MM, both of which are life-threatening hematologic cancers, and potentially other hematologic cancers as well. We have completed an initial Phase 1 trial in healthy volunteers for GMI-1271 and in May 2017 we completed enrollment in a Phase 1/2 clinical trial in defined populations of patients with AML.  In December 2017, at the annual meeting of the American Society of Hematology, or ASH, we presented interim clinical data from this Phase 1/2 clinical trial that showed high remission rates and suggested a favorable safety, pharmacokinetic, or PK, and biomarker profile for GMI-1271.

In March 2018, we announced our design for a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate GMI-1271 in individuals with relapsed/refractory AML, which design is aligned with guidance received from the FDA. Based on consultations with the FDA, the single pivotal trial is planned to enroll 380 adult patients at approximately 30 to 40 centers in the United States, Canada, Europe and Australia, with enrollment expected to begin in the third quarter of 2018. The primary efficacy endpoint will be overall survival  and, importantly, the FDA has indicated that data on overall survival will not need to be censored for transplant in the primary efficacy analysis, meaning that patients who proceed to transplant will continue to be included as part of the survival analysis. The dosing regimen for our planned Phase 3 trial will be the same as for our completed Phase 2 trial. All patients will be treated with standard chemotherapy of either MEC or FAI (fludarabine, cytarabine and idarubicin), with some of the patients randomized to receive GMI-1271 in addition to chemotherapy. Patients receiving GMI-1271 will be dosed for one day prior to initiation of chemotherapy, twice a day through the chemotherapy regimen, and then for two days after the end of chemotherapy.  The dose regimen will be fixed, rather than weight-based, which we believe will simplify administration. We plan to offer multiple cycles of consolidation therapy in both arms of the trial for patients who achieve remission. We believe that multiple cycles of treatment in patients who respond may drive an even deeper response in patients treated with GMI-1271.  If this is the case, it could lengthen the duration of remission with potential for additional benefit on survival.

Key secondary endpoints of the Phase 3 trial will include the incidence of severe mucositis and remission rate, which will be assessed in a hierarchical fashion for potential inclusion in the product labeling, if GMI-1271 is approved for marketing by the FDA. We expect preliminary results from this trial to be available by the end of 2020.

We have also initiated a Phase 1 multiple ascending dose-escalation trial of GMI-1271 in defined populations of patients with MM and plan to continue enrollment of the trial in 2018. We anticipate initial topline data in the first quarter of 2019 in this trial.

GMI-1271 received orphan drug designation from the FDA in May 2015 for the treatment of patients with AML. In June 2016, GMI-1271 received fast track designation from the FDA for the treatment of adult patients with relapsed or refractory AML and elderly patients aged 60 years or older with AML. In May 2017, GMI-1271 received breakthrough therapy designation from the FDA for the treatment of adult patients with relapsed or refractory AML. In May 2017, the European Commission, based on a favorable recommendation from the EMA Committee for Orphan Medicinal Products, granted orphan designation for GMI-1271 for the treatment of patients with AML.

In February 2018, we entered into an agreement with the Haemato Oncology Foundation for Adults in the Netherlands, or HOVON, to initiate clinical trial startup activities to evaluate GMI-1271 in adults with newly diagnosed AML but who cannot tolerate intensive chemotherapy, as well as in patients with myelodysplastic syndrome, or MDS, with a high risk of leukemia. The HOVON trial will be the first to evaluate GMI-1271, together with decitabine, in this underserved population of AML and MDS patients, who are not considered by their physicians to be candidates for intensive chemotherapy; these two populations represent a significant potential indication expansion opportunity for GMI-1271. HOVON intends to enroll approximately 140 patients in the clinical trial, including a control arm. Patients will be evaluated after three cycles of therapy, and key efficacy endpoints will include remission rate, disease-free survival and overall survival. The trial is expected to start this year and will be conducted in five countries across Europe.

We are also developing an additional drug candidate, GMI-1359, that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. Since E-selectin and CXCR4 are both adhesion molecules that keep cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone marrow such as AML and MM, as compared to targeting CXCR4 alone. GMI-1359 is currently being evaluated in a Phase 1 single-dose escalation trial of GMI-1359 in healthy volunteers. In this trial, volunteer participants receive a single injection of GMI-1359, after which they are evaluated for safety, tolerability, PK and pharmacodynamics. The randomized, double-blind, placebo-controlled, escalating dose study is being conducted at a single site in the United States.

In addition to our programs described above, we are also advancing other preclinical-stage programs. These programs include small-molecule glycomimetic compounds that inhibit the protein galectin-3, which we believe may have potential to be used for the treatment of fibrosis, cancer and cardiovascular disease.

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

Prior to our IPO, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was an upfront payment under our collaboration with Pfizer and $64.1 million was from the sale of our convertible promissory notes and convertible preferred stock. The IPO provided us with net proceeds of $57.2 million, and we received a non-refundable milestone payment from Pfizer in May 2014 of $15.0 million. In August 2015, we received another non-refundable milestone payment from Pfizer of $20.0 million following the dosing of the first patient in the Phase 3 clinical trial of rivipansel. We received an additional $19.7 million in net proceeds from our public offering in June 2016 and $86.8 million in net proceeds from our public offering in May 2017. During the years ended December 31, 2016 and 2017, we received an aggregate of $30.5 million of net proceeds from sales of our common stock pursuant to our sales agreements with Cowen.

Since inception, we have incurred significant operating losses. We have generated cumulative revenue of $58.6 million since our inception through December 31, 2017, primarily consisting of the $22.5 million upfront payment from Pfizer in 2011, the $15.0 million non-refundable milestone payment in May 2014 and the $20.0 million non-refundable milestone payment in August 2015. We had an accumulated deficit of $152.3 million as of December 31, 2017, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our collaboration with Pfizer, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

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

To fund further operations, we will need to raise capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations at least through the end of 2019. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

The first potential milestone payment under the Pfizer agreement was $35.0 million upon the initiation of dosing of the first patient in a Phase 3 clinical trial of rivipansel by Pfizer. Under the collaboration, Pfizer made a $15.0 million non-refundable milestone payment to us in May 2014, which we recognized as revenue in May 2014, when earned, and the dosing of the first patient in the Phase 3 clinical trial in June 2015 triggered the remaining $20.0 million milestone payment to us. We recorded the $20.0 million milestone payment as revenue in June 2015. There were no milestone payments received from Pfizer for the years ended December 31, 2017 and 2016.

We entered into a research services agreement with the University of Basel, or the University, for the discovery and evaluation of selectin antagonists. The research under this agreement has been completed; however, certain patents covering the rivipansel compound remain subject to provisions of the research services agreement. Under the terms of the Research Agreement, we will owe to the University 10% of all future milestone and royalty payments received from Pfizer with respect to rivipansel. In February 2016, we paid $2.0 million to the University based upon the non-refundable milestone payments from Pfizer. We recorded these payments during the year ended December 31, 2015, at the time the payments became due to the University. There were no additional payments due to the University for the years ended December 31, 2017 and 2016.

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

Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method. Under this method, we will need to revise our financial statements, if necessary, for the years ended December 31, 2015 and 2016, and applicable interim periods within those years, as if Topic 606 had been effective for those periods. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with the customer(s); (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue with the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods and services we transfer to the customer. At contract inception, we assess the goods or services promised within each contract that falls under the scope of Topic 606 and determine those that are performance obligations, and assess whether each promised good or service is distinct.  We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We have analyzed the Pfizer agreement and have concluded that the transition to the new revenue standard will have no impact on prior reporting periods.

Stock-Based Compensation

We issue stock-based compensation awards to our employees and non-employee directors, including stock options. We measure stock-based compensation expense related to these awards based on the fair value of the award on the date of grant and recognize stock-based compensation expense on a straight-line basis over the requisite service period of the awards, which generally equals the vesting period. We grant stock options with exercise prices equal to the estimated fair value of our common stock on the date of grant. We have selected the Black-Scholes-Merton option pricing model to determine the fair value of stock option awards, which requires the input of various assumptions that require management to apply judgment and make assumptions and estimates, including:

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

Effective on January 1, 2017 with the adoption of ASU 2016-09, we have elected to account for forfeitures as they occur. We applied this change using a modified retrospective method through a cumulative-effect adjustment of $19,727 to accumulated deficit as of January 1, 2017. Previously, the amount of stock-based compensation expense recognized during a period was based on the value of the portion of the awards that were ultimately expected to vest. The estimated pre-vesting forfeitures, or forfeiture rates, were based on our analysis of historical behavior by stock option holders. The estimated forfeiture rate was applied to the total estimated fair value of the awards, as derived from the Black-Scholes-Merton model, to compute the stock-based compensation expense, net of pre-vesting forfeitures, to be recognized in our statements of operations. We estimated forfeitures for employee grants at the time of grant and revised the estimates, if necessary, in subsequent periods if actual forfeitures differed from those estimates.

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

Income Taxes

On December 22, 2017, the president signed into law the Tax Cuts and Jobs Act (H.R. 1), or the Act. The Act includes a number of changes in existing tax law impacting businesses. One of the most significant changes is a permanent reduction in the corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. However, we are required to recognize the effect of this rate change on our deferred tax assets and liabilities in 2017, the year in which the tax rate change was enacted. The net deferred tax asset represents expected corporate tax benefits anticipated to be realized in the future. As a result of the reduction in rate, our deferred tax assets have been revalued with a reduction of $15.2 million, which is offset by the related reduction in our valuation allowance. The SEC staff issued Staff Accounting Bulletin, or SAB, No. 118, which will allow us to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations. While we have substantially completed our provisional analysis of the income tax effects of this recent tax reform legislation, and recorded a reasonable estimate of such effects, the ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, further refinement of our calculations, additional analysis, changes in assumptions, and actions we may take as a result of the Act.

We recorded deferred tax assets of $56.4 million as of December 31, 2017, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating loss, or NOL, carryforwards and research and development tax credit carryforwards. As of December 31, 2017, we had federal and state NOL carryforwards of $112.0 million, research and development tax credit carryforwards of $8.0 million, and $13.3 million of orphan drug tax credit carryforwards available to reduce future taxable income, if any. A portion of the net operating loss carryforwards will begin to expire in 2026, the research and development tax credits in 2023 and the orphan drug tax credit in 2033. In general, if we experience a greater than 50 percentage point aggregate change in ownership of specified significant stockholders over a three-year period, utilization of our pre-change NOL carryforwards will be subject to an annual limitation under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, and similar state laws. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. If we experience a

Section 382 ownership change as a result of changes in our stock ownership, some of which changes may be outside our control, the tax benefits related to the NOL carryforwards may be further limited or lost.

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

Other Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Years Ended December 31, 2017 and 2016

The following table sets forth our results of operations for the years ended December 31, 2017 and 2016.

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2017	2016	CHANGE
Revenue	$—	$18	$(18)
Costs and expenses:
Research and development expense	24,100	23,282	818
General and administrative expense	9,832	8,650	1,182
Total costs and expenses	33,932	31,932	2,000
Loss from operations	(33,932)	(31,914)	(2,018)
Other income	651	104	547
Net loss and comprehensive loss	$(33,281)	$(31,810)	$(1,471)

Research and Development Expense

Research and development expense increased by $0.8 million to $24.1 million for the year ended December 31, 2017, from $23.3 million in the year ended December 31, 2016, reflecting an increase of 4%. This increase was primarily due to the manufacturing costs related to clinical supplies for GMI-1271 as we advance towards a planned Phase 3 clinical trial. These increases were offset by a decrease in clinical development expenses as the GMI-1271 Phase 2 clinical trial enrollment was completed in May 2017. In addition, personnel-related and stock-based compensation expenses increased in 2017 by approximately $0.9 million due to an increase in labor-related costs and stock-based compensation expense.

The following table summarizes our research and development expense by functional area for the years ended December 31, 2017 and 2016:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2017	2016	CHANGE
Clinical development	$5,700	$7,729	$(2,029)
Manufacturing and formulation	6,625	4,449	2,176
Contract research services, consulting and other costs	1,575	1,998	(423)
Laboratory costs	1,923	1,719	204
Personnel-related	6,996	6,354	642
Stock-based compensation	1,281	1,033	248
Research and development expense	$24,100	$23,282	$818

The following table summarizes our research and development expense by drug candidate for the years ended December 31, 2017 and 2016:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2017	2016	CHANGE
GMI-1271	$12,488	$10,483	$2,005
GMI-1359	806	2,875	(2,069)
Other research and development	2,529	2,537	(8)
Personnel-related and stock-based compensation	8,277	7,387	890
Research and development expense	$24,100	$23,282	$818

General and Administrative Expense

The following table discloses the components of our general and administrative expense for the year ended December 31, 2017 and 2016:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2017	2016	CHANGE
Personnel-related	$3,183	$2,829	$354
Stock-based compensation	2,480	1,932	548
Legal, consulting and other professional expenses	3,466	3,249	217
Other	703	640	63
General and administrative expense	$9,832	$8,650	$1,182

General and administrative expense increased for the year ended December 31, 2017 by $1.2 million, or 14%, compared to 2016 primarily due to an increase in labor-related costs and stock-based compensation expense.

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

The following table summarizes our research and development expense by functional area for the years ended December 31, 2016 and 2015:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2016	2015	CHANGE
Clinical development	$7,729	$4,135	$3,594
Manufacturing and formulation	4,449	8,769	(4,320)
Contract research services, consulting and other costs	1,998	2,285	(287)
Laboratory costs	1,719	1,508	211
Personnel-related	6,354	5,549	805
Stock-based compensation	1,033	802	231
Milestone license fee	—	2,002	(2,002)
Research and development expense	$23,282	$25,050	$(1,768)

The following table summarizes our research and development expense by drug candidate for the years ended December 31, 2016 and 2015:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2016	2015	CHANGE
GMI-1271	$10,483	$10,770	$(287)
GMI-1359	2,875	3,256	(381)
Rivipansel	—	2,026	(2,026)
Other research and development	2,537	2,647	(110)
Personnel-related and stock-based compensation	7,387	6,351	1,036
Research and development expense	$23,282	$25,050	$(1,768)

General and Administrative Expense

The following table discloses the components of our general and administrative expense for the year ended December 31, 2016 and 2015:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2016	2015	CHANGE
Personnel-related	$2,829	$2,363	$466
Stock-based compensation	1,932	1,521	411
Legal, consulting and other professional expenses	3,249	3,334	(85)
Other	640	587	53
General and administrative expense	$8,650	$7,805	$845

General and administrative expense increased for the year ended December 31, 2016 by $845,000, or 11%, compared to 2015 primarily due to an increase in labor-related costs and stock-based compensation expense.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through private placements of our capital stock, our IPO, sales agreements with Cowen, our public offerings in June 2016 and May 2017 and upfront and milestone payments from Pfizer. As of December 31, 2017, we had $123.9 million in cash and cash equivalents.

We are potentially eligible to earn a significant amount of milestone payments and royalties under our agreement with Pfizer. Our ability to earn these payments and their timing is dependent upon the outcome of Pfizer’s activities and is uncertain at this time.

On March 1, 2016, we entered into an at-the-market sales agreement with Cowen to sell shares of our common stock having an aggregate offering price of up to $40.0 million through Cowen acting as our sales agent. During the year ended December 31, 2017, we sold an aggregate of 1,388,647 shares of our common stock under the at-the-market facility, for net proceeds of $7.4 million. We and Cowen terminated the agreement in May 2017. As of its termination , we had sold an aggregate of 2,057,438 shares for net proceeds of $11.3 million under the at-the-market facility.

In May 2017, we completed a public offering in which we sold 8,050,000 shares of our common stock at a price to the public of $11.50 per share. We received net proceeds of $86.8 million from this offering, after deducting underwriting discounts, commissions and other offering expenses.

On September 28, 2017, we entered into a new at-the-market sales agreement with Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen acting as our sales agent. As of December 31, 2017, we have sold an aggregate of 1,600,000 shares of our common stock under the new at-the-market facility, for net proceeds of $19.3 million.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of December 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements at least through the end of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2017, 2016 and 2015.

	YEAR ENDED DECEMBER 31,
(in thousands)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$(29,768)	$(29,731)	$(8,242)
Investing activities	(294)	(704)	(269)
Financing activities	113,945	23,674	114
Net change in cash and cash equivalents	$83,883	$(6,761)	$(8,397)

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

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

Operating Activities

Net cash used in operating activities was $29.8 million during the year ended December 31, 2017 compared to $29.7 million during the year ended December 31, 2016. For the year ended December 31, 2017, there was an increase in cash outlays to reserve manufacturing facilities in 2018 for the production of GMI-1271. These prepaid expenses were offset by a decrease in costs for clinical expenses related to GMI-1271 and GMI-1359.

Investing Activities

Net cash used in investing activities was $294,000 for the year ended December 31, 2017 compared to $704,000 during the year ended December 31, 2016. Net cash used in investing activities for the year ended December 31, 2017 related to the costs associated with purchases of scientific equipment and computers. Net cash used in investing activities for the year ended December 31, 2016 related to the costs associated with the build-out of our additional leased space.

Financing Activities

Net cash provided by financing activities of $113.5 million during the year ended December 31, 2017 reflected net proceeds received from our public offering of $86.8 million in May 2017, $26.7 million received from our at-the-market facilities with Cowen and $0.4 million in proceeds from stock option exercises. Net cash provided by financing activities of $23.7 million during the year ended December 31, 2016 reflected net proceeds received from our public offering of $19.7 million in June 2016 and $3.9 million received from our at-the-market facility with Cowen.

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

Investing Activities

Net cash used in investing activities was $704,000 for the year end December 31, 2016 compared to $269,000 during the year ended December 31, 2015. Net cash used in investing activities for the year ended December 31, 2016 related to the costs associated with the build-out of our additional leased space.  Net cash used in investing activities for the year ended December 31, 2015 was the result of purchases of additional furniture and equipment related to moving into our new office headquarters in June 2015.

Financing Activities

Net cash provided by financing activities of $23.7 million during the year ended December 31, 2016 reflected net proceeds received from our public offering of $19.7 million in June 2016 and $3.9 million received from our at-the-market facility with Cowen. Net cash provided by financing activities of $114,000 during the year ended December 31, 2015 was comprised primarily of employee stock option exercises.

Contractual Obligations

As of December 31, 2017, our significant contractual obligations consisted solely of rent obligations under a non-cancelable lease, as amended, for our current office space in Rockville, Maryland, which has a term through October 2023.

The following table depicts our obligations under this lease as of December 31, 2017.

	Payments Due by Period
							After
	Total	2018	2019	2020	2021	2022	2022
	(In thousands)
Operating lease	$5,981	$965	$990	$1,014	$1,040	$1,066	$906

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

ITEM  7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2017 and 2016, we had cash and cash equivalents of $123.9 million and $40.0 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

ITEM  9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 2013 by the Committee of Sponsoring

Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

We will file a definitive proxy statement for our 2018 annual meeting of stockholders, or the 2018 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2018 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the relevant information to be included in the 2018 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM  11.EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the relevant information to be included in the 2018 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the relevant information to be included in the 2018 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the relevant information to be included in the 2018 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

ITEM  14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the relevant information to be included in the 2018 Proxy Statement under the caption “Ratification of Selection of Independent Auditors.”

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statements Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen stock certificate evidencing shares of Common Stock.

10.1*(4)	License Agreement, dated as of October 7, 2011, as amended to date, by and between the Registrant and Pfizer Inc.

10.2(5)	Second Amended and Restated Investor Rights Agreement, dated as of October 20, 2009, by and among the Registrant and certain of its stockholders.

10.3(6)	Form of Common Stock Warrant issued in July 2008 bridge financing.

10.4(7)	Form of Common Stock Warrant issued in January 2009 bridge financing.

10.5+(8)	2003 Stock Incentive Plan, as amended.

10.6+(9)	Form of Incentive Stock Option Agreement under 2003 Stock Incentive Plan.

10.7+(10)	Form of Nonqualified Stock Option Agreement under 2003 Stock Incentive Plan.

10.8+(11)	2013 Equity Incentive Plan.

10.9+(12)	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan.

10.10+(13)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan.

10.11+(14)	2013 Employee Stock Purchase Plan.

Exhibit Number	Description of Document

10.12+(15)	Form of Indemnification Agreement.

10.13+(16)	Amended and Restated Employment Agreement, dated as of January 15, 2014, by and between the Registrant and Rachel King.

10.14+(17)	Amended and Restated Employment Agreement, dated as of January 15, 2014, by and between the Registrant and Brian Hahn.

10.15+(18)	Amended and Restated Employment Agreement, dated as of January 15, 2014, by and between the Registrant and Helen Thackray.

10.16+(19)	Executive Employment Agreement, dated as of May 19, 2003, by and between the Registrant and John Magnani.

10.17+(20)	Non-Employee Director Compensation Policy.

10.18(21)	Lease Agreement, dated July 23, 2014, by and between the Registrant and BMR-Medical Center Drive, LLC.

10.19(22)	Sales Agreement, dated September 28, 2017 by and between the Registrant and Cowen and Company, LLC.

10.20(23)	First Amendment to Lease, dated March 24, 2016, by and between the Registrant and BMR-Medical Center Drive LLC.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (contained on signature page hereto).

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

(21)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on July 28, 2014, and incorporated by reference herein.
(22)	Previously filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-220697), filed with the Commission on September 28, 2017, and incorporated by reference herein.
(23)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on March 29, 2016, and incorporated by reference herein.

ITEM  16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLYCOMIMETICS, INC.

By:	/s/ Rachel K. King
Rachel K. King
President and Chief Executive Officer

March 6, 2018

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

Signature	Title	Date

/s/ Rachel K. King Rachel K. King	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2018

/s/ Brian M. Hahn Brian M. Hahn	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2018

/s/ Patricia S. Andrews Patricia S. Andrews	Director	March 6, 2018

/s/ M. James Barrett, Ph.D. M. James Barrett, Ph.D.	Director	March 6, 2018

/s/ Mark A. Goldberg M.D. Mark A. Goldberg M.D.	Director	March 6, 2018
/s/ Daniel M. Junius Daniel M. Junius	Director	March 6, 2018

/s/ Scott Koenig, M.D., Ph.D. Scott Koenig, M.D., Ph.D.	Director	March 6, 2018

/s/ John L. Magnani, Ph.D. John L. Magnani, Ph.D.	Director	March 6, 2018

/s/ Timothy Pearson Timothy Pearson	Director	March 6, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of GlycoMimetics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GlycoMimetics, Inc. (the Company) as of December 31, 2017 and 2016, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.
Tysons, Virginia
March 6, 2018

GLYCOMIMETICS, INC.

Balance Sheets

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$123,924,738	$40,041,641
Prepaid expenses and other current assets	3,294,884	478,503
Total current assets	127,219,622	40,520,144
Property and equipment, net	1,106,899	1,056,332
Prepaid research and development expenses	204,364	759,531
Deposits	52,320	52,320
Total assets	$128,583,205	$42,388,327
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$2,647,091	$1,565,210
Accrued bonuses	1,883,051	1,432,485
Accrued expenses	3,566,607	3,267,371
Deferred rent	78,028	68,551
Total current liabilities	8,174,777	6,333,617
Deferred rent, net of current portion	707,003	753,579
Total liabilities	8,881,780	7,087,196
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 34,359,799 shares issued and outstanding at December 31, 2017; 100,000,000 shares authorized, 23,250,023 shares issued and outstanding at December 31, 2016	34,358	23,249
Additional paid-in capital	271,944,173	154,254,193
Accumulated deficit	(152,277,106)	(118,976,311)
Total stockholders’ equity	119,701,425	35,301,131
Total liabilities and stockholders’ equity	$128,583,205	$42,388,327

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2017	2016	2015
Revenue	$—	$18,500	$20,070,750

Costs and expenses:
Research and development expense	24,100,092	23,281,820	25,050,179
General and administrative expense	9,832,188	8,650,165	7,805,396
Total costs and expenses	33,932,280	31,931,985	32,855,575
Loss from operations	(33,932,280)	(31,913,485)	(12,784,825)
Other income	651,212	103,647	15,327
Net loss and comprehensive loss	$(33,281,068)	$(31,809,838)	$(12,769,498)
Basic and diluted net loss per common share	$(1.13)	$(1.50)	$(0.67)
Basic and diluted weighted average number of common shares	29,395,756	21,256,312	19,010,587

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2014	18,939,838	$18,940	$125,181,463	$(74,396,975)	$50,803,428
Exercise of options and warrants	110,366	109	114,012	—	114,121
Stock-based compensation	—	—	2,323,603	—	2,323,603
Net loss	—	—	—	(12,769,498)	(12,769,498)
Balance at December 31, 2015	19,050,204	19,049	127,619,078	(87,166,473)	40,471,654
Issuance of common stock, net of issuance costs	4,145,584	4,146	23,597,809	—	23,601,955
Exercise of options and warrants	54,235	54	72,539	—	72,593
Stock-based compensation	—	—	2,964,767	—	2,964,767
Net loss	—	—	—	(31,809,838)	(31,809,838)
Balance at December 31, 2016	23,250,023	23,249	154,254,193	(118,976,311)	35,301,131
Cumulative effect of adoption of ASU No. 2016-09 for stock-based compensation forfeitures	—	—	19,727	(19,727)	—
Issuance of common stock, net of issuance costs	11,038,647	11,038	113,536,146	—	113,547,184
Exercise of options	71,129	71	373,305	—	373,376
Stock-based compensation	—	—	3,760,802	—	3,760,802
Net loss	—	—	—	(33,281,068)	(33,281,068)
Balance at December 31, 2017	34,359,799	$34,358	$271,944,173	$(152,277,106)	$119,701,425

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(33,281,068)	$(31,809,838)	$(12,769,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	263,541	190,540	191,484
Loss on disposal of property and equipment	—	—	8,001
Stock-based compensation expense	3,760,802	2,964,767	2,323,603
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,816,381)	(36,693)	474,439
Prepaid research and development expenses	555,167	(63,000)	—
Deposits	—	(52,320)	—
Accounts payable	1,061,880	1,000,975	(309,792)
Accrued expenses and bonuses	724,797	(2,504,179)	1,693,238
Deferred rent	(37,099)	578,483	146,635
Net cash used in operating activities	(29,768,361)	(29,731,265)	(8,241,890)

Investing activities
Purchases of property and equipment	(294,107)	(704,202)	(268,594)
Net cash used in investing activities	(294,107)	(704,202)	(268,594)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	113,572,189	23,601,955	—
Proceeds from exercise of stock options	373,376	72,593	114,121
Net cash provided by financing activities	113,945,565	23,674,548	114,121
Net change in cash and cash equivalents	83,883,097	(6,760,919)	(8,396,363)
Cash and cash equivalents, beginning of period	40,041,641	46,802,560	55,198,923
Cash and cash equivalents, end of period	$123,924,738	$40,041,641	$46,802,560

Non-cash investing and financing activities
Property acquisition costs included in accounts payable and accrued expenses	$20,000	$21,292	$—
Issuance costs associated with financing included in accounts payable and accrued expenses	$25,005	$—	$—

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

The Company’s executive personnel have devoted substantially all of their time to date to the planning and organization of the Company, the process of hiring scientists, initiating research and development programs and securing adequate capital for anticipated growth and operations. The Company has not commercialized any of its drug candidates and planned commercial operations have not commenced. The Company has incurred significant losses in the development of its drug candidates. The losses in prior periods were primarily attributable to the research and development of the Company’s first drug candidate, rivipansel, as well as GMI-1271 and GMI-1359. The Company has not generated revenues from product sales. As a result, the Company has consistently reported negative cash flows from operating activities and net losses, had an accumulated deficit of $152,277,106 at December 31, 2017 and expects to continue incurring losses for the foreseeable future. The Company currently anticipates that its cash and cash equivalents will be sufficient to meet its anticipated cash requirements through the end of 2019.

The Company’s operations are subject to certain risks and uncertainties. The risks include the need to manage growth, the need to retain key personnel, the need to protect intellectual property, the availability of additional capital financing on terms acceptable to the Company and reliance on its collaboration with Pfizer Inc. (Pfizer). The Company’s current operating assumptions and projections, which reflect management’s best estimate of future revenue and operating expenses, indicate that anticipated operating expenditures through the end of 2019 can be met by available working capital; however, the Company’s ability to meet its projections is subject to uncertainties, and there can be no assurance that the Company’s current projections will be accurate. If the Company’s cash requirements are more than projected, the Company may require additional financing. The type, timing and terms of financing selected by the Company, if required, will be dependent upon the Company’s cash needs, the availability of financing sources and the prevailing conditions in the financial markets. There can be no assurance that such financing will be available to the Company at any given time or available on favorable terms.

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

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents. The fair values of the financial instruments approximated their carrying values at December 31, 2017 and 2016, due to their short-term maturities. The Company accounts for recurring and nonrecurring fair value measurements in accordance with ASC 820, Fair Value Measurements. ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value, and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of December 31, 2017 and 2016. The carrying value of cash held in money market funds of approximately $121.9 million and $38.0 million as of December 31, 2017 and 2016, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of the carrying value of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant, and Equipment. ASC 360 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2017 and 2016, the Company determined that there were no impaired assets and had no assets held for sale.

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

Non-refundable development and regulatory milestones that are expected to be achieved as a result of the Company’s efforts during the period of substantial involvement are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive because the Company does not contribute effort to the achievement of such milestones are generally achieved after the period of substantial involvement and are recognized as revenue upon achievement of the milestone, as there are no undelivered elements remaining and no continuing performance obligation, assuming all other revenue recognition criteria are met. In May 2014, the Company recognized $15.0 million in revenue as a result of the first non-refundable milestone payment received from Pfizer. In June 2015, the Company recognized $20.0 million in revenue as a result of Pfizer dosing the first patient in the Phase 3 clinical trial of rivipansel, which triggered the second non-refundable milestone payment. There were no revenue milestones met in the year ending December 31, 2017 and 2016.

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

Expected Forfeiture Rate—The forfeiture rate is the estimated percentage of options granted that is expected to be forfeited or canceled on an annual basis before becoming fully vested. Effective with the adoption of ASU No. 2016-09 on January 1, 2017, Compensation – Stock Compensation  (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company has elected to account for forfeitures as they occur.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the years ended December 31, 2017, 2016 and 2015, the Company’s net loss equals comprehensive loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation  (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU included provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in financial statements including the income tax effects of share-based payments, minimum statutory withholding requirements and forfeitures. The new guidance required all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than the current standard for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The Company adopted the provisions of ASU 2016-09 on January 1, 2017. The Company has elected to account for forfeitures as they occur. The Company has applied this change using a modified retrospective method through a cumulative-effect adjustment of $19,727 to accumulated deficit. Additionally, the Company recognized deferred tax assets of $98,767 for the excess tax benefits that arose directly from tax deductions related to equity compensation greater than the amounts recognized for financial reporting and also recognized an increase of an equal amount in the valuation allowance against those deferred tax assets. The Company has adopted the additional provisions in the standard and has determined these provisions do not have a material impact on the financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard replaces most existing revenue recognition guidance in GAAP and permits the use of either the retrospective or cumulative effect transition method. In 2015 and 2016, the FASB issued additional ASUs related to Topic 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients. The Company adopted this new standard on January 1, 2018 using the full retrospective transition method.

Under this method, the Company is required to revise its financial statements, if applicable, for the years ended December 31, 2017 and 2016, and applicable interim periods within those years, as if Topic 606 had been effective for those periods in the year the new standard is adopted. As the Company has concluded that there are no impacts to reported revenue from the adoption of this new standard, no historical amounts will be revised when reporting our year ended December 31, 2018 results or interim periods within that year.

Impact of Adoption

The Company has evaluated the Pfizer Agreement to determine the impact of the new revenue standard on the upfront and milestone payments within the Pfizer Agreement and has determined that the transition to the new revenue standard will have no impact on the financial statements for prior reporting periods. There will be no revised financial line items under Topic 606 for prior year comparative financial statements. For further discussion of the adoption of this standard, see Note 10, “Research and License Agreements”.

Accounting Standards Not Yet Adopted

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Net loss	$(33,281,068)	$(31,809,838)	$(12,769,498)
Basic and diluted net loss per common share	$(1.13)	$(1.50)	$(0.67)
Basic and diluted weighted average common shares outstanding	29,395,756	21,256,312	19,010,587

The following potentially dilutive securities outstanding at December 31, 2017, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	Year Ended December 31,
	2017	2016	2015
Warrants	553,868	553,868	578,687
Stock options and restricted stock units	3,399,124	2,817,674	2,235,775

4. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets at December 31:

	2017	2016
Prepaid research and development expenses	$2,941,196	$59,004
Other prepaid expenses	251,733	140,191
Other receivables	101,955	268,659
Deposits	—	10,649
Prepaid expenses and other current assets	$3,294,884	$478,503

5. Property and Equipment

Property and equipment, net consisted of the following at December 31:

	2017	2016
Furniture and fixtures	$314,024	$262,135
Laboratory equipment	1,325,667	1,130,180
Office equipment	11,085	6,610
Computer equipment	192,430	169,423
Leasehold improvements	573,165	36,128
Construction in progress	—	508,417
Property and equipment	2,416,371	2,112,893
Less accumulated depreciation	(1,309,472)	(1,056,561)
Property and equipment, net	$1,106,899	$1,056,332

Depreciation of property and equipment totaled $263,541, $190,540 and $191,484 for the years ended December 31, 2017, 2016 and 2015, respectively.

6. Accrued Expenses

The following is a summary of the Company’s accrued expenses at December 31:

	2017	2016
Accrued research and development expenses	$2,702,445	$2,513,243
Accrued consulting and other professional fees	227,811	148,579
Other accrued expenses	304,421	315,002
Accrued employee benefits	331,930	290,547
Accrued expenses	$3,566,607	$3,267,371

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

Deferred rent related to the Lease was $785,031 and $822,130 at December 31, 2017 and December 31, 2016, respectively. Total rent expense under the Company’s leases was $890,170, $784,739 and $595,497 for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table presents the future minimum lease payments as of December 31, 2017 under the Lease:

YEAR	AMOUNT
2018	$965,368
2019	989,502
2020	1,014,239
2021	1,039,595
2022	1,065,585
After 2022	906,669
Total	$5,980,958

8. Stockholders’ Equity

Common Stock

At-The-Market Equity Offerings

On March 1, 2016, the Company entered into an at-the-market sales agreement with Cowen and Company, LLC to sell the Company’s securities under a shelf registration statement filed in March 2015. As of December 31, 2016, the Company had issued and sold 668,791 shares of common stock under the at-the-market sales agreement. The shares were sold at a weighted average price per share of $6.336, for aggregate net proceeds of $3.9 million, after deducting commissions and offering expenses. During the period from January 1, 2017 through May 23, 2017, the Company issued and sold an additional 1,388,647 shares of common stock under the at-the-market sales agreement. The shares were sold at a weighted average price per share of $5.55, for aggregate net proceeds of $7.4 million, after deducting commissions and offering expenses. The at-the market sales agreement was terminated on May 23, 2017.

On September 28, 2017, the Company entered into a new at-the-market sales agreement with Cowen and Company, LLC to sell the Company’s securities under a shelf registration statement filed in September 2017. As of December 31, 2017, the Company had issued and sold 1,600,000 shares of common stock under the at-the-market sales agreement. The shares were sold at a weighted average price per share of $12.50, for aggregate net proceeds of $19.3 million, after deducting commissions and offering expenses. As of December 31, 2017, $80.0 million remained available to be sold under the terms of the September 2017 at-the-market sales agreement.

Public Offerings of Common Stock

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

Warrants to Acquire Company Stock

The following common stock warrants were outstanding as of each of December 31, 2017 and 2016:

Number of Shares	Exercise
Underlying Outstanding	Price	Expiration
Warrants	Per Share	Date
236,632	$0.33	July 18, 2018
301,986	0.33	January 16, 2019
15,250	0.33	January 30, 2019

For the year ended December 31, 2017, no warrants were exercised or expired. For the year ended December 31, 2016, a total of 23,275 warrants were exercised at a weighted average exercise price of $0.33 per share. For the year ended December 31, 2015, a total of 11,908 warrants were exercised at a weighted average exercise price of $0.33 per share. For the year ended December 31, 2016, a total of 1,544 warrants expired. No warrants expired during the year ended December 31, 2015.

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

A summary of the Company’s stock option activity under the 2003 Plan for the year ended December 31, 2017 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Outstanding	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Outstanding as of December 31, 2016	729,819	$1.26	3.2
Options exercised	(16,608)	1.65
Options forfeited	—	—
Outstanding as of December 31, 2017	713,211	1.25	2.2	$11,086
Vested as of December 31, 2017	713,211	1.25	2.2	$11,086
Exercisable as of December 31, 2017	713,211	1.25	2.2	$11,086

During 2017, 2016 and 2015 the Company issued 16,608, 28,368 and 99,029 shares of common stock, respectively, in conjunction with exercises of stock options granted under the 2003 Plan. The Company received cash proceeds from the exercise of these stock options of approximately to $27,357, $44,771 and $114,124 during 2017, 2016 and 2015, respectively. Total intrinsic value of the options exercised during the years ended December 31, 2017, 2016 and 2015 was $103,638, $97,707 and $667,258, respectively.

As of December 31, 2017, the options under the 2003 Plan were fully expensed. The total fair value of shares vested in the years ended December 31, 2017, 2016 and 2015, was $1,573, $16,024 and $50,310, respectively. There were no options granted from this plan in 2017, 2016 or 2015.

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

Authorized Shares

The maximum number of shares of common stock that may be issued under the 2013 Plan was 1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited to or repurchased by the Company. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and ending on January 1, 2023, by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000. As of January 1, 2018, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 1,030,793 shares, representing 3% of the total number of shares of common stock outstanding on January 1, 2017, increasing the number of shares of common stock available for issuance under the 2013 Plan to 3,867,994 shares.

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

A summary of the Company’s stock option activity under the 2013 Plan for the year ended December 31, 2017 is as follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
	OUTSTANDING	EXERCISE	CONTRACTUAL	VALUE (IN
	OPTIONS	PRICE	TERM(YEARS)	THOUSANDS)
Outstanding as of December 31, 2016	2,066,105	$7.41	7.9
Options granted	674,738	7.03
Options exercised	(54,521)	6.35
Options forfeited	(22,159)	7.35
Outstanding as of December 31, 2017	2,664,163	7.34	7.4	$25,091
Vested or expected to vest as of December 31, 2017	2,664,163	7.34	7.4	$25,091
Exercisable as of December 31, 2017	1,569,935	7.81	6.5	$14,079

The weighted-average fair value of the options granted during the year of December 31, 2017, 2016 and 2015 was $4.76, $3.39 and $5.08 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	2017	2016	2015
Expected term	6.25 years	6.25 years	6.25 years
Expected volatility	75.20%	68.98%	80.76%
Risk-free interest rate	2.08%	1.70%	1.70%
Expected dividend yield	0%	0%	0%

As of December 31, 2017, there was $3,935,996 of total unrecognized compensation expense related to unvested options that will be recognized over a weighted-average period of approximately 2.2 years. The total fair value of shares vested in the years ended December 31, 2017, December 31, 2016 and December 31, 2015 was $3,506,568, $3,053,086 and $2,668,712, respectively. During the years ended December 31, 2017 and December 31, 2016, the Company received cash of $346,019 and $27,825, respectively and issued 54,521 and 3,500 shares of common stock, respectively, in conjunction with exercises of stock options granted under the 2013 Plan.  The intrinsic value of the options exercised for the years ended December 31, 2017 and 2016 was $385,701 and $2,275, respectively.  There were no option exercises under the 2013 Plan for the year ended December 31, 2015.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in three equal annual installments provided that the employee remains employed with the Company. As of December 31, 2017, $23,380 of unrecognized compensation costs related to unvested service.

The following is a summary of RSU activity for the 2013 Plan for the year ended December 31, 2017:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value
Unvested at December 31, 2016	16,916	$5.04
Granted	—	—
Forfeited	—	—
Vested	7,249	5.61
Unvested at December 31, 2017	9,667	4.61

Stock-based compensation expense was classified as follows on the statement of operations for the years ended December 31:

	2017	2016	2015
Research and development expense	$1,280,909	$1,033,005	$802,329
General and administrative expense	2,479,893	1,931,762	1,521,274
Total stock-based compensation expense	$3,760,802	$2,964,767	$2,323,603

9. Income Taxes

The components of the gross deferred tax asset and related valuation allowance at December 31 were as follows:

	2017	2016
Deferred tax assets:
Net operating loss carryforward	$30,813,509	$34,451,814
Capitalized start-up costs	1,695,688	2,708,479
Patent amortization	135,358	216,203
Research and orphan drug credits	21,293,509	14,988,522
Deferred rent	71,938	123,744
Deferred compensation	2,274,885	2,107,964
Other	69,906	70,511
Total gross deferred tax assets	56,354,793	54,667,237
Valuation allowance	(56,354,793)	(54,667,237)
Deferred tax assets	—	—
Deferred tax liabilities:
Depreciation	—	—
Total deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

Based on the Company’s operating history and management’s expectation regarding future profitability, management believes the realization of the Company’s deferred tax assets does not meet the more-likely-than-not criteria under ASC 740, Income Taxes. Accordingly, a full valuation allowance has been established as of December 31, 2017 and 2016.

On December 22, 2017, the Tax Cuts and Jobs Acts (the “TCJA”) was enacted into law. The TCJA contains several key tax provisions including the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, as well as a variety of other changes, including the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that can qualify as a tax deduction. ASC 740 requires the Company to recognize the effect of the tax law changes in the period of enactment. The Company re-measured certain of its U.S. deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future. The tax benefit recorded related to the re-measurement of the deferred tax balance was $15.2 million, which was offset by the related valuation allowance. The SEC staff has issued Staff Accounting Bulletin (“SAB”) 118, which will allow the Company to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations. While the company has substantially completed the provisional analysis of the income tax effects of this recent tax reform legislation, and recorded a reasonable estimate of such effects, the ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, further refinement of our calculations, additional analysis, changes in assumptions, and actions we may take as a result of the TCJA.

As of December 31, 2017, the Company had $112.0 million of U.S. Federal and state net operating losses, $8.0 million of research and development tax credits and $13.3 million of orphan drug tax credits available to carry forward. A portion of the net operating loss carryforwards will begin to expire in 2026, the research and development tax credits in 2023 and the orphan drug tax credit in 2033.

The Company’s tax attributes, including net operating losses and credits, are subject to any ownership changes as defined under Internal Revenue Code Sections 382 and 383. A change in ownership could affect the Company’s ability to utilize its net operating losses and credits. As of December 31, 2017, the Company does not believe that an ownership change has occurred. Any future ownership changes may cause a limitation on the Company’s ability to utilize existing tax attributes.

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

The Company did not have unrecognized tax benefits as of December 31, 2017 and 2016, and does not anticipate this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Reconciliations between the statutory federal income tax rate and the effective income tax rate of income tax expense is as follows as of December 31:

	2017	2016	2015
U.S. Federal statutory tax rate	34.0%	34.0%	34.0%
State taxes	4.4	4.6	3.7
Research credit	1.3	1.0	5.6
Orphan drug credit	11.5	9.0	11.5
Other	0.3	—	—
Stock-based compensation	(0.7)	(0.7)	(1.8)
Change in valuation allowance	(5.1)	(47.9)	(53.0)
Effective change due to corporate tax rate reduction	(45.7)	—	—
Provision for income taxes	—%	—%	—%

10.  Research and License Agreements

In February 2004, the Company entered into a research services agreement (the Research Agreement) with the University of Basel (the University) for biological evaluation of selectin antagonists. Certain patents covering the rivipansel compound remain subject to provisions of the Research Agreement. Under the terms of the Research Agreement, the Company will owe a 10% payment to the University for all future milestone and royalty payments received from Pfizer with respect to rivipansel. A milestone license fee of $2.0 million was recorded in the year ended December 31, 2015 for the payment due to the University of Basel representing 10% of the $20.0 million non-refundable milestone payment that the Company received from Pfizer in August 2015. The accrued license and milestone fee of $2.0 million was paid in February 2016.  There were no payments recorded for the years ended December 31, 2017 or 2016.

In October 2011, the Company and Pfizer entered into a licensing agreement (the Pfizer Agreement) that provides Pfizer an exclusive worldwide license to rivipansel for vaso-occlusive crisis associated with sickle cell disease and for other diseases for which the drug candidate may be developed. The Company was responsible for completion of the Phase 2 trial, after which Pfizer assumed all further development and commercialization responsibilities. Upon execution of the Pfizer Agreement, the Company received an up-front payment of $22.5 million. The Pfizer Agreement also provides for potential milestone payments of up to $115.0 million upon the achievement of specified development milestones, including the dosing of the first patients in Phase 3 clinical trials for up to two indications and the first commercial sale of a licensed product in the United States and selected European countries for up to two indications; potential milestone payments of up to $70.0 million upon the achievement of specified regulatory milestones, including the acceptance of the Company’s filings for regulatory approval by regulatory authorities in the United States and Europe for up to two indications; and potential milestone payments of up to $135.0 million upon the achievement of specified levels of annual net sales of licensed products. Pfizer has the right to terminate the Pfizer Agreement by giving prior written notice.

The Company has determined that each potential future clinical, development and regulatory milestone is substantive. Although sales-based milestones are not considered substantive, they are still recognized upon achievement of the milestone (assuming all other revenue recognition criteria have been met) because there are no undelivered elements that would preclude revenue recognition at that time. The Company is also eligible to receive royalties on future sales contingent upon annual net sales thresholds. In addition, the Company and Pfizer have formed a joint steering committee, or JSC, that will oversee and coordinate activities as set forth in the research program. The $22.5 million up-front payment was recognized over a period of 1.5 years. In May 2014, the Company received a non-refundable payment of $15.0 million from Pfizer as a partial milestone payment owed to the Company upon the dosing of the first patient in the Phase 3 clinical trial. The dosing of the first patient in a Phase 3 clinical trial of rivipansel in June 2015 triggered the remaining $20.0 million of the scheduled milestone payment under the Pfizer Agreement. During the year ended December 31, 2015, the Company recorded revenue of $20.0 million pursuant to the Pfizer Agreement in the Company’s statement of operations. There was no revenue recognized under the Pfizer Agreement for the years ended December 31, 2017 and 2016.

The Company assessed this arrangement in accordance with Topic 606 and concluded that the contract counterparty, Pfizer, is a customer. The Company identified the following performance obligations under the contract: (1) an exclusive worldwide license to rivipansel for vaso-occlusive crisis associated with sickle cell disease and for other diseases for which the drug candidate may be developed; and (2) research and development (R&D) services to develop the rivipansel compound for commercial use related to the Phase 2 clinical trial and delivery of data to Pfizer. In addition to the rivipansel license and R&D services, management also considered whether the Company’s participation in the JSC constituted a promise. The JSC was formed solely for communication purposes between Pfizer and the Company relating to Pfizer’s progress in further developing rivipansel for commercial use. The Company’s involvement in the JSC is limited to attending the JSC meetings on a semi-annual basis to receive progress updates from Pfizer; Pfizer is responsible for calling and organizing the meetings. Given the minimal level of involvement by the Company, participation in the JSC is not considered a significant aspect of the arrangement and the related costs, such as employee time, are not material. Therefore, management views the Company’s participation in JSC as administrative only and did not further evaluate its participation in the JSC in identifying the performance obligations in the contract.

Under the Agreement, in order to evaluate the appropriate transaction price, the Company determined that the up-front amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The transaction price of the upfront fee is equal to the $22.5 million received. The fixed upfront consideration is recognized under ASC 606 based on when control of the combined performance obligation is transferred to the customer, which corresponds with the service period (through March 2013).  None of the clinical, regulatory milestones has been included in the transaction price, as all milestone amounts were fully constrained. Event driven milestones are a form of variable consideration as the payments are variable based on the occurrence of future events. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Recognition of event driven milestones should be recognized when the variable consideration is no longer constrained. There are no changes in accounting necessary for the $15.0 million milestone payment recognized in May 2014 or the $20.0 million milestone payment recognized in June 2015 as a result of Pfizer dosing the first patient in the Phase 3 clinical trial of rivipansel. Future event milestones will be recognized when the constraint no longer applies.

Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Pfizer and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. In evaluation of the Agreement, there were no significant financing components identified, no non-cash consideration was paid by Pfizer and no consideration was paid by the Company to Pfizer as part of the arrangement.

11. Employee Benefit Plan

The Company has a defined contribution plan under the Internal Revenue Code Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. For the years ended December 31, 2017 and 2016, the Company made a discretionary match of 50% up to the first 3% of employee contributions. All matching contributions have been paid by the Company. The Company’s matching contributions vest in full at the employee’s third anniversary of employment and all employer contributions thereafter vest immediately. The total Company matching contributions were  approximately $88,000 and $79,000 for the years ended December 31, 2017 and 2016, respectively. There were no Company matching contributions for the year ended December 31, 2015.

12. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for each of the years ended December 31, 2017 and 2016 are as follows:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
Revenue	$—	$—	$—	$—
Net loss	$(9,257,858)	$(7,950,101)	$(8,141,796)	$(7,931,313)
Loss per share—basic and diluted	$(0.27)	$(0.24)	$(0.30)	$(0.34)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Revenue	$—	$18,500	$—	$—
Net loss	$(8,328,597)	$(7,854,693)	$(8,071,570)	$(7,554,978)
Loss per share—basic and diluted	$(0.36)	$(0.34)	$(0.41)	$(0.40)