Form 10-Q
period 2018-03-31
GLYCOMIMETICS INC
filed 2018-05-03
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ◻    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on May 1, 2018 was 42,497,155.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLYCOMIMETICS, INC.

Balance Sheets

	March 31,	December 31,
	2018	2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$242,632,085	$123,924,738
Prepaid expenses and other current assets	3,477,285	3,294,884
Total current assets	246,109,370	127,219,622
Property and equipment, net	1,054,760	1,106,899
Prepaid research and development expenses	204,364	204,364
Deposits	52,320	52,320
Total assets	$247,420,814	$128,583,205
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$3,853,987	$2,647,091
Accrued bonuses	441,573	1,883,051
Accrued expenses	4,318,348	3,566,607
Deferred rent	82,017	78,028
Total current liabilities	8,695,925	8,174,777
Deferred rent, net of current portion	685,689	707,003
Total liabilities	9,381,614	8,881,780
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 42,490,110 shares issued and outstanding at March 31, 2018; 100,000,000 shares authorized, 34,359,799 shares issued and outstanding at December 31, 2017	42,489	34,358
Additional paid-in capital	401,786,661	271,944,173
Accumulated deficit	(163,789,950)	(152,277,106)
Total stockholders’ equity	238,039,200	119,701,425
Total liabilities and stockholders’ equity	$247,420,814	$128,583,205

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2018	2017
Revenue	$—	$—

Costs and expenses:
Research and development expense	9,021,423	5,878,508
General and administrative expense	2,855,125	2,092,300
Total costs and expenses	11,876,548	7,970,808
Loss from operations	(11,876,548)	(7,970,808)
Other income	363,704	39,495
Net loss and comprehensive loss	$(11,512,844)	$(7,931,313)
Basic and diluted net loss per common share	$(0.33)	$(0.34)
Basic and diluted weighted average number of common shares	35,156,090	23,480,432

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(11,512,844)	$(7,931,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	68,757	54,339
Stock-based compensation expense	1,115,830	842,847
Changes in assets and liabilities:
Prepaid expenses and other current assets	(182,401)	(218,560)
Accounts payable	1,206,896	(1,063,049)
Accrued expenses and bonuses	(887,737)	(748,402)
Deferred rent	(17,325)	2,523
Net cash used in operating activities	(10,208,824)	(9,061,615)

Investing activities
Purchases of property and equipment	(16,618)	(62,969)
Net cash used in investing activities	(16,618)	(62,969)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	128,634,000	3,668,043
Proceeds from exercise of stock options	298,789	5,478
Net cash provided by financing activities	128,932,789	3,673,521
Net change in cash and cash equivalents	118,707,347	(5,451,063)
Cash and cash equivalents, beginning of period	123,924,738	40,041,641
Cash and cash equivalents, end of period	$242,632,085	$34,590,578

Non-cash investing and financing activities
Property acquisition costs included in accounts payable	$—	$9,553
Issuance costs associated with financing included in accrued expenses	$198,000	$—

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

The Company’s executive personnel have devoted substantially all of their time to date to the planning and organization of the Company, the process of hiring scientists, initiating research and development programs and securing adequate capital for anticipated growth and operations. The Company has not commercialized any of its drug candidates or commenced commercial operations. The Company is subject to a number of risks similar to those of other companies in similar development stages, including dependence on key individuals, the need to develop commercially viable drugs, competition from other companies, many of whom are larger and better capitalized, and the need to obtain adequate additional financing to fund the development of its drug candidates. The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity financings, and management expects operating losses and negative operating cash flows to continue for the foreseeable future. As the Company continues to incur losses, profitability will be dependent upon the successful development, approval, and commercialization of its drug candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. The Company believes that its currently available funds will be sufficient to fund the Company’s operations through at least the next 12 months from the filing of this Quarterly Report. Management intends to fund future operations through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.

2. Significant Accounting Policies

Basis of Accounting

The accompanying financial statements were prepared based on the accrual method of accounting in accordance with U.S. generally accepted accounting principles (GAAP).

Unaudited Financial Statements

The accompanying balance sheet as of March 31, 2018 and statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2017 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2018. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2018, the results of operations for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017. The December 31, 2017 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2018 and 2017 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of March 31, 2018 and December 31, 2017. The carrying value of cash held in money market funds of $240.6 million and $121.9 million as of March 31, 2018 and December 31, 2017, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method. Under this method, the Company will revise its financial statements, if applicable, for the years ended December 31, 2016 and 2017, and applicable interim periods within those years, as if Topic 606 had been effective for those periods. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with the customer(s); (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract that falls under the scope of Topic 606, determines those that are performance obligations and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

License, Collaboration and Other Revenues

The Company enters into licensing agreements which are within the scope of Topic 606, under which it licenses certain of its product candidates’ rights to third parties.  The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of the licensed product, which are classified as royalty revenues.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligation under each of its agreements, the Company performs the five steps described above. As part of the accounting for these arrangements, the

Company must develop assumptions that require judgment to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement of personnel costs, discount rates and probabilities of technical and regulatory success.

Licensing of Intellectual Property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front-fees. The Company evaluates the measure of progress each reporting period, and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments: At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal will not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licenses, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint and, if necessary, adjusts its estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in their period of adjustment.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some of all of the royalty has been allocated has been satisfied (or partially satisfied).  To date, the Company has not recognized any royalty revenue from its license agreements.

The Company has entered into a collaborative research and development agreement with Pfizer Inc. (Pfizer). The agreement is in the form of a license agreement (the Pfizer Agreement). The Pfizer Agreement calls for a nonrefundable up-front payment and milestone payments upon achieving significant milestone events. The Pfizer Agreement also contemplates royalty payments on future sales of an approved product. There are no performance, cancellation, termination, or refund provisions in the Pfizer Agreement that contain material financial consequences to the Company. For a complete discussion of the Company’s accounting for the Pfizer Agreement, see Note 9, “Research and License Agreements”.

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

Expected Forfeiture Rate—The Company accounts for forfeitures as they occur and does not make an estimate of expected forfeitures at the time of grant.

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

Basic and diluted net loss per common share is computed as follows:

	Three Months Ended March 31,
	2018	2017
Net loss	$(11,512,844)	$(7,931,313)
Basic and diluted net loss per common share	$(0.33)	$(0.34)
Basic and diluted weighted average common shares outstanding	35,156,090	23,480,432

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average common shares outstanding, as they would be anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Warrants	553,868	553,868
Stock options and restricted stock units	3,952,792	2,815,166

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three months ended March 31, 2018 and 2017, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Standards

Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers  (Topic 606), which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. The Company adopted this new standard on January 1, 2018 using the full retrospective transition method. The Company evaluated the Pfizer Agreement to determine the impact of the new revenue standard on the upfront and milestone payments within the Pfizer Agreement and determined that the transition to the new revenue standard had no material impact on the prior financial statements presented. There were no financial statement line items affected by the transition.  For further discussion on the adoption of this standard, see “Revenue Recognition” above and Note 9, “Research and License Agreements”.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business.  The guidance changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The new guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The Company adopted this ASU as of January 1, 2018. The adoption of this ASU had no impact on the Company’s financial statements for the three months ended March 31, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting conditions or classification of the award is not the same immediately before and after a change to the terms and conditions of the award.  The Company adopted this ASU on a prospective basis as of January 1, 2018. The adoption of this ASU had no impact on the Company’s financial statements for the three months ended March 31, 2018.

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

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	March 31,	December 31,
	2018	2017
Prepaid research and development expenses	$2,947,105	$2,941,196
Other prepaid expenses	377,597	251,733
Other receivables	152,583	101,955
Prepaid expenses and other current assets	$3,477,285	$3,294,884

4. Property and Equipment

Property and equipment, net consists of the following:

	March 31,	December 31,
	2018	2017
Furniture and fixtures	$314,024	$314,024
Laboratory equipment	1,327,653	1,325,667
Office equipment	11,085	11,085
Computer equipment	207,062	192,430
Leasehold improvements	573,165	573,165
Property and equipment	2,432,989	2,416,371
Less accumulated depreciation	(1,378,229)	(1,309,472)
Property and equipment, net	$1,054,760	$1,106,899

Depreciation expense was $68,757 and $54,339 for the three months ended March 31, 2018 and 2017, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	March 31,	December 31,
	2018	2017
Accrued research and development expenses	$3,120,685	$2,702,445
Accrued consulting and other professional fees	555,972	227,811
Other accrued expenses	256,931	304,421
Accrued employee benefits	384,760	331,930
Accrued expenses	$4,318,348	$3,566,607

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

Deferred rent related to the Lease was $767,706 and $785,031 at March 31, 2018 and December 31, 2017, respectively. Total rent expense under the Company’s operating leases was $222,683 and $221,488 for the three months ended March 31, 2018 and 2017, respectively.

7. Stockholders’ Equity

Equity Offering

In March 2018, the Company completed a public offering in which the Company sold 8,050,000 shares of its common stock at a price to the public of $17.00 per share. The Company received net proceeds of approximately $128.4 million from this offering, after deducting underwriting discounts, commissions and other offering expenses.

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

A summary of the Company’s stock option activity under the 2003 Plan for the three months ended March 31, 2018 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Outstanding	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Outstanding as of December 31, 2017	713,211	$1.25	2.2
Options exercised	(23,725)	1.12
Options forfeited	—	—
Outstanding, Vested and Exercisable as of March 31, 2018	689,486	1.25	1.9	$10,328

As of March 31, 2018, outstanding options under the 2003 Plan were fully expensed and all shares underlying outstanding options were fully vested. Total intrinsic value of the options exercised during the three months ended March 31, 2018 and 2017 was $407,776 and $5,155, respectively, and total cash received for options exercised was $26,572 and $5,478 during the three months ended March 31, 2018 and 2017, respectively. The total fair value of shares underlying options which vested in the three months ended March 31, 2017 was $1,573.

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

Authorized Shares

The maximum number of shares of common stock that initially could be issued under the 2013 Plan was  1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited or repurchased by the Company. The number of shares of common stock reserved for issuance under the 2013 Plan automatically increases on January 1 of each year until January 1, 2023, by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000 shares. As of January 1, 2018, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 1,030,793 shares, representing 3% of the total number of shares of common stock outstanding on December 31, 2017, increasing the number of shares of common stock available for issuance under the 2013 Plan to 3,867,994 shares.

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

A summary of the Company’s stock option activity under the 2013 Plan for the three months ended March 31, 2018 is as follows:

			Weighted-Average
ccc			Remaining	Aggregate
	Outstanding	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Outstanding as of December 31, 2017	2,664,163	$7.34	7.4
Options granted	633,979	20.43
Options exercised	(39,670)	6.86
Options forfeited	—	—
Outstanding as of March 31, 2018	3,258,472	8.04	7.6	$27,590
Vested or expected to vest as of March 31, 2018	3,258,472	8.04	7.6	$27,590
Exercisable as of March 31, 2018	1,758,498	7.65	6.6	$15,054

The weighted-average fair value of the options granted during the three months ended March 31, 2018 and 2017 was $13.70 per share and $4.17 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Expected term	6.25 years	6.25 years
Expected volatility	73.89%	74.95%
Risk-free interest rate	2.42%	2.11%
Expected dividend yield	0%	0%

As of March 31, 2018, there was $11,407,391 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 3.3 years. Total intrinsic value of the options exercised during the three months ended March 31, 2018 was $535,449 and total cash received for options exercised was $272,217. There were no options exercised during the three months ended March 31, 2017. The total fair value of shares underlying options which vested in the three months ended March 31, 2018 and 2017 was $1,193,174 and $981,460, respectively.

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in three equal annual installments provided that the employee remains employed with the Company. As of March 31, 2018, there was $17,886 of unrecognized compensation costs related to unvested service RSUs.

The following is a summary of RSU activity under the 2013 Plan for the three months ended March 31, 2018:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value
Unvested at December 31, 2017	9,667	$4.61
Granted	—	—
Forfeited	—	—
Vested	4,834	4.61
Unvested at March 31, 2018	4,833	4.61

Stock-based compensation expense was classified on the statement of operations as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Research and development expense	$425,209	$311,783
General and administrative expense	690,621	531,064
Total stock-based compensation expense	$1,115,830	$842,847

8. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted into law. The TCJA contains several key tax provisions including the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, as well as a variety of other changes, including the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that can qualify as a tax deduction. ASC 740 requires the Company to recognize the effect of the tax law changes in the period of enactment. The Company re-measured certain of its U.S. deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future. The tax benefit recorded related to the re-measurement of the deferred tax balance was $15.2 million, which was offset by the related valuation allowance. The SEC staff has issued Staff Accounting Bulletin (“SAB”) 118, which will allow the Company to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations. While the Company has substantially completed the provisional analysis of the income tax effects of this recent tax reform legislation, and recorded a reasonable estimate of such effects, the ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, further refinement of the Company’s calculations, additional analysis, changes in assumptions, and actions the Company may take as a result of the TCJA. During the three months ended March 31, 2018, the Company did not make any adjustments to our provisional amounts.

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2018 and 2017. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at March 31, 2018 and December 31, 2017.

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

In May 2014, Pfizer made a $15.0 million non-refundable milestone payment to the Company, which was recognized as revenue by the Company in May 2014 when earned.  In June 2015, Pfizer dosed the first patient in the Phase 3 clinical trial of rivipansel, which triggered a non-refundable milestone payment to the Company of $20.0 million, which the Company recognized as revenue in June 2015. The Company did not recognize any revenue under the Pfizer Agreement during the three months ended March 31, 2018 or 2017.

The Company assessed this arrangement in accordance with Topic 606 and concluded that the contract counterparty, Pfizer, is a customer. The Company identified the following performance obligations under the contract:

(1) an exclusive worldwide license to rivipansel for vaso-occlusive crisis associated with sickle cell disease and for other diseases for which the drug candidate may be developed; and (2) research and development (R&D) services to develop the rivipansel compound for commercial use related to the Phase 2 clinical trial and delivery of data to Pfizer. In addition to the rivipansel license and R&D services, management also considered whether the Company’s participation in a Joint Steering Committee (JSC) constituted a promise. The JSC was formed solely for communication purposes between Pfizer and the Company relating to Pfizer’s progress in further developing rivipansel for commercial use. The Company’s involvement in the JSC is limited to attending the JSC meetings on a semi-annual basis to receive progress updates from Pfizer; Pfizer is responsible for calling and organizing the meetings. Given the minimal level of involvement by the Company, participation in the JSC is not considered a significant aspect of the arrangement and the related costs, such as employee time, are not material. Therefore, management views the Company’s participation in JSC as administrative only and did not further evaluate its participation in the JSC in identifying the performance obligations in the Pfizer Agreement.

Under the Pfizer Agreement, in order to evaluate the appropriate transaction price, the Company determined that the up-front amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The transaction price of the upfront fee is equal to the $22.5 million received. The fixed upfront consideration is recognized under ASC 606 based on when control of the combined performance obligation is transferred to the customer, which corresponds with the service period (through March 2013).  None of the clinical, regulatory milestones has been included in the transaction price, as all milestone amounts were fully constrained. Event driven milestones are a form of variable consideration as the payments are variable based on the occurrence of future events. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and is contingent upon success in future clinical trials and the licensee’s efforts. Recognition of event driven milestones should be recognized when the variable consideration is no longer constrained. There are no changes in accounting necessary for the $15.0 million milestone payment recognized in May 2014 or the $20.0 million milestone payment recognized in June 2015 as a result of Pfizer dosing the first patient in the Phase 3 clinical trial of rivipansel. Future event milestones will be recognized when the constraint no longer applies.

Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Pfizer and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. In evaluating the Pfizer Agreement, the Company considered that there were no significant financing components identified, no non-cash consideration was paid by Pfizer and no consideration was paid by the Company to Pfizer as part of the arrangement.

The Company has entered into a research services agreement (the Research Agreement) with the University of Basel (the University) for biological evaluation of selectin antagonists. While the scope of work under the Research Agreement with the University ended in 2017, certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, the Company owes to the University 10% of all future milestone and royalty payments received from Pfizer with respect to rivipansel. There were no milestone payments due to the University for the three months ended March 31, 2018 or 2017.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2017, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2018.

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

Building on our experience with rivipansel, we are developing a pipeline of other glycomimetic drug candidates. Our second glycomimetic drug candidate, GMI-1271, is a specific E-selectin inhibitor, which we are developing to be used in combination with chemotherapy to treat patients with either acute myeloid leukemia, or AML, or multiple myeloma, or MM, both of which are life-threatening hematologic cancers, and potentially other hematologic cancers as well. We have completed an initial Phase 1 trial in healthy volunteers for GMI-1271 and in May 2017 we completed enrollment in a Phase 1/2 clinical trial in defined populations of patients with AML.  In December 2017, at the annual meeting of the American Society of Hematology, or ASH, we presented clinical data from this Phase 1/2 clinical trial that showed high remission rates and suggested a favorable safety, pharmacokinetic, or PK, and biomarker profile for GMI-1271.

In March 2018, we announced our design for a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate GMI-1271 in individuals with relapsed/refractory AML, which design is aligned with guidance received from the FDA. Based on consultations with the FDA, the single pivotal trial is planned to enroll approximately 380 adult patients at 30 to 40 centers in the United States, Canada, Europe and Australia, with enrollment expected to begin in the third quarter of 2018. The primary efficacy endpoint will be overall survival; importantly, the FDA has advised us that data on overall survival will not need to be censored for transplant in the primary efficacy analysis, meaning that patients who proceed to transplant will continue to be included as part of the survival analysis. All patients will be treated with standard chemotherapy of either MEC (mitoxantrone, etoposide and cytarabine) or FAI (fludarabine, cytarabine and idarubicin), with some of the patients randomized to receive GMI-1271 in addition to chemotherapy. Patients receiving GMI-1271 will be dosed for one day prior to initiation of chemotherapy, twice a day through the chemotherapy regimen, and then for two days after the end of chemotherapy, which was the same regimen as in the Phase 2 trial.  The dose regimen will be fixed, rather than weight-based, which we believe will simplify administration. We plan to offer multiple cycles of consolidation therapy in both arms of the trial for patients who achieve remission. We believe that multiple cycles of treatment in patients who respond may drive an even deeper response in patients treated with GMI-1271.  If this is the case, it could lengthen the duration of remission with potential for additional benefit on survival. Key secondary endpoints of the Phase 3 trial will include the incidence of severe mucositis and remission rate, which will be assessed in a hierarchical fashion to provide supportive data. We expect preliminary results from this trial to be available by the end of 2020.

We are also conducting a Phase 1 multiple ascending dose-escalation trial of GMI-1271 in defined populations of patients with MM and plan to continue enrollment of the trial in 2018. We anticipate initial topline data in the first quarter of 2019 in this trial.

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

In February 2018, we entered into an agreement with the Haemato Oncology Foundation for Adults in the Netherlands, or HOVON, to initiate clinical trial startup activities to evaluate GMI-1271 in adults with newly diagnosed AML but who cannot tolerate intensive chemotherapy, as well as in patients with myelodysplastic syndrome, or MDS, with a high risk of leukemia. The HOVON trial will be the first to evaluate GMI-1271, together with decitabine, in this underserved population of AML and MDS patients; these two populations represent a significant potential indication expansion opportunity for GMI-1271. HOVON intends to enroll approximately 140 patients in the clinical trial, including a control arm. Patients will be evaluated after three cycles of therapy, and key efficacy endpoints will include remission rate, disease-free survival and overall survival. The trial is expected to be conducted in five countries across Europe.

We are also developing an additional drug candidate, GMI-1359, that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. Since E-selectin and CXCR4 are both adhesion molecules that keep cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone marrow such as AML and MM, and solid tumors that often metastasize to bone such as breast and prostate cancer, as compared to targeting CXCR4 alone. GMI-1359 is currently being evaluated in a Phase 1 single-dose escalation trial of GMI-1359 in healthy volunteers. In this trial, volunteer participants receive a single injection of GMI-1359, after which they are evaluated for safety, tolerability, PK and pharmacodynamics. The randomized, double-blind, placebo-controlled, escalating dose study is being conducted at a single site in the United States.

In addition to our programs described above, we are also advancing other preclinical-stage programs. These programs include small-molecule glycomimetic compounds that inhibit the protein galectin-3, which we believe may have potential to be used for the treatment of fibrosis, cancer and cardiovascular disease.

We commenced operations in 2003, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our glycomimetics platform, identifying potential drug candidates, undertaking preclinical studies and conducting clinical trials of rivipansel, GMI-1271 and GMI-1359. To date, we have financed our operations primarily through private placements of our securities, upfront and milestone payments under our collaboration with Pfizer, the net proceeds from our IPO in January 2014 and additional public offerings of common stock in 2016, 2017 and 2018, as well as proceeds from sales of common stock under at-the-market sales facilities with Cowen and Company LLC, or Cowen. We have no approved drugs currently available for sale, and substantially all of our revenue to date has been revenue from the upfront and milestone payments from Pfizer, although we have received nominal amounts of revenue under research grants.

Prior to our IPO, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was an upfront payment under our collaboration with Pfizer and $64.1 million was from the sale of our convertible promissory notes and convertible preferred stock. The IPO provided us with net proceeds of $57.2 million, and we received a non-refundable milestone payment from Pfizer in May 2014 of $15.0 million. In August 2015, we received another non-refundable milestone payment from Pfizer of $20.0 million following the dosing of the first patient in the Phase 3 clinical trial of rivipansel. We received an additional $19.7 million in net proceeds from our public offering in June 2016, $86.8 million in net proceeds from our public offering in May 2017 and approximately $128.4 million in net proceeds from our public offering in March 2018. During the years ended December 31, 2016 and 2017, we received an aggregate of $30.5 million of net proceeds from sales of our common stock pursuant to our sales agreements with Cowen.

Since inception, we have incurred significant operating losses. We have generated cumulative revenue of $58.6 million since our inception through March 31, 2018 primarily consisting of the $22.5 million upfront payment from Pfizer in 2011, the $15.0 million non-refundable milestone payment in May 2014 and the $20.0 million non-refundable milestone payment in August 2015. We had an accumulated deficit of $163.8 million as of March 31, 2018, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our collaboration with Pfizer, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

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

To fund further operations, we will need to raise capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations at least through our receipt of preliminary results from our planned Phase 3 clinical trial of GMI-1271 in individuals with relapsed/refractory AML. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

The first potential milestone payment under the Pfizer agreement was $35.0 million upon the initiation of dosing of the first patient in a Phase 3 clinical trial of rivipansel by Pfizer. Under the collaboration, Pfizer made a $15.0 million non-refundable milestone payment to us in May 2014, which we recognized as revenue in May 2014, when earned, and the dosing of the first patient in the Phase 3 clinical trial in June 2015 triggered the remaining $20.0 million milestone payment to us.  We recorded the $20.0 million milestone payment as revenue in June 2015. There were no milestone payments received from Pfizer for the three months ended March 31, 2018 or 2017.

We entered into a research services agreement with the University of Basel, or the University, for biological evaluation of selectin antagonists. While the scope of work under the research agreement with the University ended in 2017, certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, we owe the University 10% of all future milestone and royalty payments received from Pfizer with respect to rivipansel. There were no payments due to the University for the three months ended March 31, 2018 or 2017.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. general accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to our revenue recognition, accrued research and development expenses, stock-based compensation expense and income taxes. We base our estimates on historical experience, known trends and events and various other factors that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other resources.  Actual results may differ from these estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our financial statements prospectively from the date of the change in estimate.

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. Other than as described below, there have not been any material changes to our critical accounting policies since December 31, 2017.

Revenue Recognition

Effective January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method.  Under this method, we would be required, if needed, to revise our financial statements for the years ended December 31, 2016 and 2017, and applicable interim periods within those years, as if Topic 606 had been effective for those periods. We have determined that there was no impact from the adoption of Topic 606 on our revenue for those years and interim periods and therefore that no revision of interim periods is required.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration agreements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods and services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and identify, as a performance obligation, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

License, Collaboration and Other Revenues

We enter into licensing agreements which are within the scope of Topic 606, under which we license certain of our product candidates’ rights to third parties.  The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of the licensed product, which are classified as royalty revenues.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligation under our agreements, we perform the five steps described above. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement of personnel costs, discount rates and probabilities of technical and regulatory success.

Licensing of Intellectual Property: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we will recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license.  For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front-fees. We evaluate the measure of progress each reporting period, and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone Payments: At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in their period of adjustment.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, for which the license is deemed to be the predominant item to which royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some of all of the royalty has been allocated has been satisfied (or partially satisfied).  To date, we have not recognized any royalty revenue from our license agreements.

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

Other Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

The following table sets forth our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2018	2017	Change
Revenue	$—	$—	$—
Costs and expenses:
Research and development expense	9,022	5,879	3,143
General and administrative expense	2,855	2,092	763
Total costs and expenses	11,877	7,971	3,906
Loss from operations	(11,877)	(7,971)	(3,906)
Other income	364	39	325
Net loss and comprehensive loss	$(11,513)	$(7,932)	$(3,581)

Research and Development Expense

The following table summarizes our research and development expense by functional area for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2018	2017	Change
Clinical development	$858	$1,750	$(892)
Manufacturing and formulation	4,889	1,063	3,826
Contract research services, consulting and other costs	501	457	44
Laboratory costs	490	480	10
Personnel-related	1,859	1,817	42
Stock-based compensation	425	312	113
Research and development expense	$9,022	$5,879	$3,143

During the three months ended March 31, 2018, our research and development expense increased by $3.1 million, or 53%, compared to the same period in 2017. The increase was primarily the result of higher manufacturing costs for GMI-1271 clinical supplies as we prepare for our planned Phase 3 clinical trial. This increase was offset in part by a decrease in clinical trial expenses as patient enrollment for our Phase 1/2 clinical trial of GMI-1271 was completed in May 2017. Personnel-related and stock-based compensation expenses increased due to annual salary adjustments for research and development personnel and annual stock option awards granted in the first quarter of 2018.

The following table summarizes our research and development expense by drug candidate for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2018	2017	Change
GMI-1271	$6,024	$3,014	$3,010
GMI-1359	5	158	(153)
Other research and development	709	578	131
Personnel-related and stock-based compensation	2,284	2,129	155
Research and development expense	$9,022	$5,879	$3,143

General and Administrative Expense

The following table summarizes the components of our general and administrative expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2018	2017	Change
Personnel-related	$955	$797	$158
Stock-based compensation	691	531	160
Legal, consulting and other professional expenses	1,029	625	404
Other	180	139	41
General and administrative expense	$2,855	$2,092	$763

During the three months ended March 31, 2018, our general and administrative expense increased by $763,000 compared to the same period in 2017, reflecting an increase of 36%. The increase in general and administrative expenses was primarily attributable to an increase in legal and patent expenses.  Personnel-related and stock-based compensation expenses increased due to annual salary adjustments for general and administrative personnel and annual stock option awards granted in the first quarter of 2018.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through public offerings and private placements of our capital stock, as well as upfront and milestone payments from Pfizer. As of March 31, 2018, we had $242.6 million in cash and cash equivalents.

We are potentially eligible to earn a significant amount of milestone payments and royalties under our agreement with Pfizer. Our ability to earn these payments and their timing is dependent upon the outcome of Pfizer’s activities and is uncertain at this time.

In March 2018, we completed a public offering in which we sold 8,050,000 shares of our common stock at a price to the public of $17.00 per share. We received net proceeds of approximately $128.4 million from this offering, after deducting underwriting discounts, commissions and other offering expenses.

In September 2017, we entered into a sales agreement under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen as our sales agent.  As of the date of this report, we have sold an aggregate of 1,600,000 shares of our common stock under this agreement for net proceeds of $19.2 million.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements at least through the 12 months following the filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$(10,209)	$(9,062)
Investing activities	(17)	(63)
Financing activities	128,933	3,674
Net change in cash and cash equivalents	$118,707	$(5,451)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 and 2017 was primarily the result of ongoing costs associated with our GMI-1271 clinical development programs, which for 2018 also included significant manufacturing costs, as described above.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was not material. Net cash used in investing activities for the three months ended March 31, 2017 included capital expenses relating to leasehold improvements.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 consisted of the net proceeds of $128.6 million from our public offering in March 2018 and $300,000 in proceeds from employee stock option exercises. Net cash provided by financing activities during the three months ended March 31, 2017 is comprised primarily of the net proceeds from at-the-market sales under our sales agreement with Cowen.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2018, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2018 and December 31, 2017, we had cash and cash equivalents of $242.6 million and $123.9 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors as of the date of this quarterly report on Form 10‑Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on March 6, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

In April 2018, we issued 5,668 shares of common stock upon the exercise of warrants at an exercise price of $0.33 per share. The issuance of these securities was exempt from registration under Section 4(a)(2) of the Securities Act.

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

GLYCOMIMETICS, INC.

Date: May 3, 2018	By:	/s/ Brian M. Hahn
Brian M. Hahn
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)