Form 10-Q
period 2018-06-30
GLYCOMIMETICS INC
filed 2018-08-09
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ◻    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on August 8, 2018 was 43,057,267.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLYCOMIMETICS, INC.

Balance Sheets

	June 30,	December 31,
	2018	2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$229,434,724	$123,924,738
Prepaid expenses and other current assets	3,483,516	3,294,884
Total current assets	232,918,240	127,219,622
Property and equipment, net	1,010,468	1,106,899
Prepaid research and development expenses	1,714,971	204,364
Deposits	52,320	52,320
Total assets	$235,695,999	$128,583,205
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$3,239,504	$2,647,091
Accrued bonuses	852,084	1,883,051
Accrued expenses	2,859,126	3,566,607
Deferred rent	86,637	78,028
Total current liabilities	7,037,351	8,174,777
Deferred rent, net of current portion	663,745	707,003
Total liabilities	7,701,096	8,881,780
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 43,055,424 shares issued and outstanding at June 30, 2018; 100,000,000 shares authorized, 34,359,799 shares issued and outstanding at December 31, 2017	43,054	34,358
Additional paid-in capital	403,020,562	271,944,173
Accumulated deficit	(175,068,713)	(152,277,106)
Total stockholders’ equity	227,994,903	119,701,425
Total liabilities and stockholders’ equity	$235,695,999	$128,583,205

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—

Costs and expenses:
Research and development expense	9,302,266	5,722,070	18,323,688	11,600,578
General and administrative expense	2,846,636	2,521,805	5,701,762	4,614,105
Total costs and expenses	12,148,902	8,243,875	24,025,450	16,214,683
Loss from operations	(12,148,902)	(8,243,875)	(24,025,450)	(16,214,683)
Other income	870,139	102,079	1,233,843	141,574
Net loss and comprehensive loss	$(11,278,763)	$(8,141,796)	$(22,791,607)	$(16,073,109)
Basic and diluted net loss per common share	$(0.26)	$(0.30)	$(0.58)	$(0.63)
Basic and diluted weighted average number of common shares	42,809,840	27,239,902	38,982,965	25,360,167

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(22,791,607)	$(16,073,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	138,317	123,916
Loss on disposal of property and equipment	168	—
Stock-based compensation expense	2,266,219	1,833,955
Changes in assets and liabilities:
Prepaid expenses and other current assets	(188,632)	(23,652)
Prepaid research and development expenses	(1,510,607)	—
Accounts payable	592,413	(990,099)
Accrued expenses and bonuses	(1,738,448)	(31,672)
Deferred rent	(34,649)	(8,948)
Net cash used in operating activities	(23,266,826)	(15,169,609)

Investing activities
Purchases of property and equipment	(42,054)	(227,173)
Net cash used in investing activities	(42,054)	(227,173)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	128,425,080	94,405,507
Proceeds from exercise of stock options and warrants	393,786	97,562
Net cash provided by financing activities	128,818,866	94,503,069
Net change in cash and cash equivalents	105,509,986	79,106,287
Cash and cash equivalents, beginning of period	123,924,738	40,041,641
Cash and cash equivalents, end of period	$229,434,724	$119,147,928

Non-cash investing and financing activities
Issuance costs associated with financing included in accounts payable and accrued expenses	$—	$133,185

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

The Company’s executive personnel have devoted substantially all of their time to date to the planning and organization of the Company, the process of hiring scientists and other personnel, initiating and overseeing research and development programs, including planned and ongoing clinical trials, and securing adequate capital for anticipated growth and operations. The Company has not commercialized any of its drug candidates or commenced commercial operations. The Company is subject to a number of risks similar to those of other companies in similar development stages, including dependence on key individuals, the need to develop commercially viable drugs, the need to successfully compete with other companies, many of whom are larger and better capitalized, and the need to obtain adequate additional financing to fund the development of its drug candidates. The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity financings, and management expects operating losses and negative operating cash flows to continue for the foreseeable future. As the Company continues to incur losses, profitability will be dependent upon the successful development, approval and commercialization of its drug candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. The Company believes that its currently available funds will be sufficient to fund the Company’s operations through at least the next 12 months from the date of the filing of this Quarterly Report. Management intends to fund future operations through additional public or private equity or debt offerings and potential future milestone payments from Pfizer (See Note 9) and may seek additional capital through arrangements with strategic partners or from other sources.

2. Significant Accounting Policies

Basis of Accounting

The accompanying financial statements were prepared based on the accrual method of accounting in accordance with U.S. generally accepted accounting principles (GAAP).

Unaudited Financial Statements

The accompanying balance sheet as of June 30, 2018 and statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2017 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2018. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2018, the results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. The December 31, 2017 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2018 and 2017 are unaudited. Interim results are not necessarily indicative of results for an entire year.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of June 30, 2018 and December 31, 2017. The carrying value of cash held in money market funds of $227.4 million and $121.9 million as of June 30, 2018 and December 31, 2017, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers (Topic 606), using the full retrospective transition method. Under this method, the Company would have been required to revise its financial statements, if applicable, for the years ended December 31, 2016 and 2017, and applicable interim periods within those years, as if Topic 606 had been effective for those periods. However, Topic 606 did not have any impact on the Company’s revenue recognition upon adoption. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with the customer(s); (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract that falls under the scope of Topic 606, determines those that are performance obligations and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Licensing of Intellectual Property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period, and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments: At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal will not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint and, if necessary, adjusts its estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in their period of adjustment.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).  To date, the Company has not recognized any royalty revenue from its license agreements.

The Company has entered into a collaborative research and development agreement with Pfizer Inc. (Pfizer). The agreement is in the form of a license agreement (the Pfizer Agreement). The Pfizer Agreement calls for a non-refundable up-front payment and milestone payments upon achieving significant milestone events. The Pfizer Agreement also contemplates royalty payments on future sales of an approved product. There are no performance, cancellation, termination or refund provisions in the Pfizer Agreement that contain material financial consequences to the Company. For a complete discussion of the Company’s accounting for the Pfizer Agreement, see Note 9, “Research and License Agreements.”

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

Expected Volatility—Volatility is a measure of the amount by which a financial variable such as share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Prior to the Company’s initial public offering in 2014, there was not a market for the Company’s shares. The Company utilizes the historical volatilities of a peer group (e.g., several public entities of similar size, complexity, and stage of development), along with the Company’s historical volatility since its initial public offering, to determine its expected volatility.

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

Basic and diluted net loss per common share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(11,278,763)	$(8,141,796)	$(22,791,607)	$(16,073,109)
Basic and diluted net loss per common share	$(0.26)	$(0.30)	$(0.58)	$(0.63)
Basic and diluted weighted average common shares outstanding	42,809,840	27,239,902	38,982,965	25,360,167

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average common shares outstanding, as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Warrants	—	553,868	—	553,868
Stock options and restricted stock units	3,981,055	3,442,558	3,981,055	3,442,558

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and six months ended June 30, 2018 and 2017, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Standards

Adopted Accounting Standards

In May 2014, the FASB issued Topic 606 which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. The Company adopted this new standard on January 1, 2018 using the full retrospective transition method. The Company evaluated the Pfizer Agreement to determine the impact of the new revenue standard on the up-front and milestone payments within the Pfizer Agreement and determined that the transition to the new revenue standard had no material impact on the prior financial statements presented. There were no financial statement line items affected by the transition.  For further discussion on the adoption of this standard, see “Revenue Recognition” above and Note 9, “Research and License Agreements.”

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business.  The guidance changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The new guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The Company adopted this ASU as of January 1, 2018. The adoption of this ASU had no impact on the Company’s financial statements for the three and six months ended June 30, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting conditions or classification of the award is not the same immediately before and after a change to the terms and conditions of the award.  The Company adopted this ASU on a prospective basis as of January 1, 2018. The adoption of this ASU had no impact on the Company’s financial statements for the three and six months ended June 30, 2018.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position as right-of-use assets and lease liabilities by lessees. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The Company is currently evaluating the effect that this ASU will have on its financial statements and plans on adopting Topic 842 on January 1, 2019.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The provisions of ASU 2018-07 are effective for reporting periods beginning after December 15, 2018, including interim periods within that fiscal year; early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. Upon transition, the Company will be required to measure these nonemployee awards at fair value as of the adoption date.  The Company has not early adopted this ASU as of June 30, 2018. The Company is currently evaluating the effect that this ASU will have on its financial statements.

With the exception of the new standards discussed above, there have been no new accounting pronouncements that have significance, or potential significance, to the Company’s financial statements.

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	June 30,	December 31,
	2018	2017
Prepaid research and development expenses	$2,739,765	$2,941,196
Other prepaid expenses	417,488	251,733
Other receivables	326,263	101,955
Prepaid expenses and other current assets	$3,483,516	$3,294,884

4. Property and Equipment

Property and equipment, net consists of the following:

	June 30,	December 31,
	2018	2017
Furniture and fixtures	$326,990	$314,024
Laboratory equipment	1,338,272	1,325,667
Office equipment	11,085	11,085
Computer equipment	207,793	192,430
Leasehold improvements	573,165	573,165
Property and equipment	2,457,305	2,416,371
Less accumulated depreciation	(1,446,837)	(1,309,472)
Property and equipment, net	$1,010,468	$1,106,899

Depreciation expense was $69,560 and $69,574 for the three months ended June 30, 2018 and 2017, respectively, and $138,317 and $123,916 for the six months ended June 30, 2018 and 2017, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	June 30,	December 31,
	2018	2017
Accrued research and development expenses	$1,825,844	$2,702,445
Accrued consulting and other professional fees	341,859	227,811
Other accrued expenses	246,437	304,421
Accrued employee benefits	444,986	331,930
Accrued expenses	$2,859,126	$3,566,607

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

Deferred rent related to the Lease was $750,382 and $785,031 at June 30, 2018 and December 31, 2017, respectively. Total rent expense under the Company’s operating leases was $223,391 and $222,683 for the three months ended June 30, 2018 and 2017, respectively, and $446,074 and $444,171 for the six months ended June 30, 2018 and 2017, respectively.

7. Stockholders’ Equity

Equity Offering

In March 2018, the Company completed a public offering in which the Company sold 8,050,000 shares of its common stock at a price to the public of $17.00 per share. The Company received net proceeds of  $128.4 million from this offering, after deducting underwriting discounts, commissions and other offering expenses.

At-The-Market Equity Offerings

On September 28, 2017, the Company entered into an at-the-market sales agreement (the “September 2017 Sales Agreement”) with Cowen and Company, LLC to sell up to $100.0 million of the Company’s common stock registered under a shelf registration statement filed with the U.S. Securities and Exchange Commission in September 2017. As of June 30, 2018, $80.0 million remained available to be sold under the terms of the September 2017 Sales Agreement. There were no shares sold under the September 2017 Sales Agreement during the six months ended June 30, 2018.

Warrants to Acquire Common Stock

In connection with the prior issuance of convertible unsecured promissory notes, the Company issued warrants to purchase shares of common stock in 2008 and 2009. The following common stock warrants were outstanding as of June 30, 2018 and December 31, 2017:

6/30/2018	12/31/2017
Number of Shares	Number of Shares	Exercise
Underlying Outstanding	Underlying Outstanding	Price	Expiration
Warrants	Warrants	Per Share	Date
-	236,632	$0.33	July 18, 2018
-	301,986	0.33	January 16, 2019
-	15,250	0.33	January 30, 2019

During the six months ended June 30, 2018, a total of 536,564 shares of common stock were issued to stockholders upon the net exercise of 546,709 outstanding warrants. In addition, a total of 7,159 shares of common stock were issued to stockholders upon the cash exercise of outstanding warrants at a weighted average price of $0.33 per share, with total proceeds to the Company of $2,336. As of June 30, 2018, the Company no longer had any outstanding warrants to purchase shares of its capital stock.

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

A summary of the Company’s stock option activity under the 2003 Plan for the six months ended June 30, 2018 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Outstanding	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Outstanding as of December 31, 2017	713,211	$1.25	2.2
Options exercised	(30,362)	1.24
Options forfeited	—	—
Outstanding, Vested and Exercisable as of June 30, 2018	682,849	1.25	1.7	$10,163

As of June 30, 2018, outstanding options under the 2003 Plan were fully expensed and all shares underlying outstanding options were fully vested. Total intrinsic value of the options exercised during the six months ended June 30, 2018 and 2017 was $512,313 and $103,638, respectively, and total cash received for options exercised was $37,600 and $27,358 during the six months ended June 30, 2018 and 2017, respectively. The total fair value of shares underlying options which vested in the six months ended June 30, 2017 was $1,573.

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

A summary of the Company’s stock option activity under the 2013 Plan for the six months ended June 30, 2018 is as follows:

			Weighted-Average
ccc			Remaining	Aggregate
	Outstanding	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Outstanding as of December 31, 2017	2,664,163	$7.34	7.4
Options granted	715,329	20.16
Options exercised	(54,624)	6.48
Options forfeited	(31,495)	13.10
Outstanding as of June 30, 2018	3,293,373	8.25	7.4	$26,958
Vested or expected to vest as of June 30, 2018	3,293,373	8.25	7.4	$26,958
Exercisable as of June 30, 2018	1,914,278	7.77	6.4	$15,970

The weighted-average fair value of the options granted during the six months ended June 30, 2018 and 2017 was $13.52 per share and $4.72 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Expected term	6.25 years	6.25 years
Expected volatility	73.82%	75.19%
Risk-free interest rate	2.49%	2.09%
Expected dividend yield	0%	0%

As of June 30, 2018, there was $10,995,118 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 3.0 years. Total intrinsic value of the options exercised during the six months ended June 30, 2018 and 2017 was $721,337 and $82,249, respectively, and total cash received for options exercised was $353,850 and $70,204 during the six months June 30, 2018 and 2017, respectively. The total fair value of shares underlying options which vested in the six months ended June 30, 2018 and 2017 was $2,204,404 and $2,252,276, respectively.

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in three equal annual installments provided that the employee remains employed with the Company at each installment date. As of June 30, 2018, there was $12,331 of unrecognized compensation costs related to unvested service RSUs.

The following is a summary of RSU activity under the 2013 Plan for the six months ended June 30, 2018:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2017	9,667	$4.61
Granted	—	—
Forfeited	—	—
Vested	4,834	4.61
Unvested at June 30, 2018	4,833	4.61

Stock-based compensation expense was classified on the statements of operations as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expense	$427,355	$314,904	$852,564	$626,687
General and administrative expense	723,034	676,204	1,413,655	1,207,268
Total stock-based compensation expense	$1,150,389	$991,108	$2,266,219	$1,833,955

8. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted into law. The TCJA contains several key tax provisions including the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, as well as a variety of other changes, including the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that can qualify as a tax deduction. ASC 740 requires the Company to recognize the effect of the tax law changes in the period of enactment. The Company re-measured certain of its U.S. deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future. The tax benefit related to the re-measurement of the deferred tax balance was $15.2 million as of December 31, 2017, which was offset by the related valuation allowance. The SEC staff has issued Staff Accounting Bulletin (“SAB”) 118, which will allow the Company to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations. While the Company has substantially completed the provisional analysis of the income tax effects of this recent tax reform legislation, and recorded a reasonable estimate of such effects, the ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, further refinement of the Company’s calculations, additional analysis, changes in assumptions, and actions the Company may take as a result of the TCJA. During the three and six months ended June 30, 2018, the Company did not make any adjustments to its provisional amounts.

The Company has not recorded any tax provision or benefit for the six months ended June 30, 2018 and 2017. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at June 30, 2018 and December 31, 2017.

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

In May 2014, Pfizer made a $15.0 million non-refundable milestone payment to the Company, which was recognized as revenue by the Company in May 2014 when earned.  In June 2015, Pfizer dosed the first patient in the Phase 3 clinical trial of rivipansel, which triggered a non-refundable milestone payment to the Company of $20.0 million, which the Company recognized as revenue in June 2015. The Company did not recognize any revenue under the Pfizer Agreement during the six months ended June 30, 2018 or 2017.

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

Under the Pfizer Agreement, in order to evaluate the appropriate transaction price, the Company determined that the up-front amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The transaction price of the up-front fee is equal to the $22.5 million received. The fixed up-front consideration is recognized under ASC 606 based on when control of the combined performance obligation is transferred to the customer, which corresponds with the service period (through March 2013).  None of the clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were fully constrained. Event-driven milestones are a form of variable consideration as the payments are variable based on the occurrence of future events. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and is contingent upon success in future clinical trials and the licensee’s efforts. Recognition of event-driven milestones should be recognized when the variable consideration is no longer constrained. There are no changes in accounting necessary for the $15.0 million milestone payment recognized in May 2014 or the $20.0 million milestone payment recognized in June 2015 as a result of Pfizer dosing the first patient in the Phase 3 clinical trial of rivipansel. Future event-driven milestones will be recognized when the constraint no longer applies.

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

The Company has entered into a research services agreement (the Research Agreement) with the University of Basel (the University) for biological evaluation of selectin antagonists. While the scope of work under the Research Agreement with the University ended in 2017, certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, the Company owes to the University 10% of all future milestone and royalty payments received from Pfizer with respect to rivipansel. There were no milestone payments due to the University for the six months ended June 30, 2018 or 2017.

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

We are focusing our initial efforts on drug candidates for rare diseases that we believe will qualify for orphan drug designation. Our first drug candidate, rivipansel, is a pan-selectin antagonist being developed for the treatment of vaso-occlusive crisis, or VOC, a debilitating and painful condition that occurs periodically throughout the life of a person with sickle cell disease. We have entered into an agreement with Pfizer Inc., or Pfizer, for the further development and potential commercialization of rivipansel worldwide. Rivipansel has received fast track designation from the U.S. Food and Drug Administration, or FDA, as well as orphan drug designation from the FDA in the United States and from the European Medicines Agency, or EMA, in the European Union. Since the completion of our Phase 2 clinical trial of rivipansel in 2013, Pfizer has been responsible for the further clinical development, regulatory approval and potential commercialization of rivipansel. Pfizer enrolled the first patient in a Phase 3 clinical trial in June 2015, and we have been notified by Pfizer that it expects to complete enrollment in early 2019 and to have top-line data from the trial available in the second quarter of 2019. We believe the clinical progress of rivipansel provides evidence of the significant potential of our lead program and our proprietary glycomimetics platform.

Building on our experience with rivipansel, we are developing a pipeline of other glycomimetic drug candidates. Our second glycomimetic drug candidate, uproleselan, also known as GMI-1271, is a specific E-selectin inhibitor, which we are developing to be used in combination with chemotherapy to treat patients with either acute myeloid leukemia, or AML, or multiple myeloma, or MM, both of which are life-threatening hematologic cancers, and potentially other hematologic cancers as well. We have completed an initial Phase 1 trial in healthy volunteers for uproleselan, and in May 2017 we completed enrollment in a Phase 1/2 clinical trial in defined populations of patients with AML.  In December 2017, at the annual meeting of the American Society of Hematology, or ASH, we presented clinical data from this Phase 1/2 clinical trial that showed high remission rates and suggested a favorable safety, pharmacokinetic, or PK, and biomarker profile for uproleselan.

In March 2018, we announced our design for a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate uproleselan in individuals with relapsed/refractory AML, which design is aligned with guidance received from the FDA. Based on consultations with the FDA, the single pivotal trial is planned to enroll approximately 380 adult patients at 30 to 40 centers in the United States, Canada, Europe and Australia, with enrollment expected to begin in the third quarter of 2018. The primary efficacy endpoint will be overall survival; importantly, the FDA has advised us that data on overall survival will not need to be censored for transplant in the primary efficacy analysis, meaning that patients who proceed to transplant will continue to be included as part of the survival analysis. All patients will be treated with standard chemotherapy of either MEC (mitoxantrone, etoposide and cytarabine) or FAI (fludarabine, cytarabine and idarubicin), with some of the patients randomized to receive uproleselan in addition to chemotherapy. Patients receiving uproleselan will be dosed for one day prior to initiation of chemotherapy, twice a day through the chemotherapy regimen, and then for two days after the end of chemotherapy, which was the same regimen as in the Phase 2 portion of the Phase 1/2 trial. The dose regimen will be fixed, rather than weight-based, which we believe will simplify administration. We plan to offer multiple cycles of consolidation therapy in both arms of the trial for patients who achieve remission. We believe that multiple cycles of treatment in patients who respond may drive an even deeper response in patients treated with uproleselan. If this is the case, it could lengthen the duration of remission with potential for additional benefit on survival. Key secondary endpoints of the Phase 3 trial will include the incidence of severe mucositis and remission rate, which will be assessed in a hierarchical fashion to provide supportive data. We expect preliminary results from this trial to be available by the end of 2020.

We are also conducting a Phase 1 multiple ascending dose-escalation trial of uproleselan in defined populations of patients with MM and plan to continue enrollment of the trial throughout the remainder of 2018. We anticipate receiving initial topline data in the first quarter of 2019 from this trial.

Uproleselan received orphan drug designation from the FDA in May 2015 for the treatment of patients with AML. In June 2016, uproleselan received fast track designation from the FDA for the treatment of adult patients with relapsed or refractory AML and elderly patients aged 60 years or older with AML. In May 2017, uproleselan received Breakthrough Therapy designation from the FDA for the treatment of adult patients with relapsed or refractory AML. In May 2017, the European Commission, based on a favorable recommendation from the EMA Committee for Orphan Medicinal Products, granted orphan designation for uproleselan for the treatment of patients with AML.

In February 2018, we entered into an agreement with the Haemato Oncology Foundation for Adults in the Netherlands, or HOVON, to initiate clinical trial startup activities to evaluate uproleselan in adults with newly diagnosed AML but who cannot tolerate intensive chemotherapy, as well as in patients with myelodysplastic syndrome, or MDS, with a high risk of leukemia. The HOVON trial will be the first to evaluate uproleselan, together with decitabine, in this underserved population of AML and MDS patients; these two populations represent a significant potential indication expansion opportunity for uproleselan. HOVON intends to enroll approximately 140 patients in the clinical trial, including a control arm. Patients will be evaluated after three cycles of therapy, and key efficacy endpoints will include remission rate, disease-free survival and overall survival. The trial is expected to be conducted in five countries across Europe.

In May 2018, we signed a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, part of the National Institutes of Health. Under the terms of the CRADA, we will collaborate with both the NCI and the Alliance for Clinical Trials in Oncology to conduct a randomized, controlled clinical trial testing the addition of uproleselan to a standard cytarabine/daunorubicin regimen (7&3) in older adults with previously untreated AML who are suitable for intensive chemotherapy. The primary endpoint will be overall survival, with a planned interim analysis based on event-free survival after the first 250 patients have been enrolled in the study. Under the terms of the CRADA, the NCI may also fund additional research, including clinical trials involving pediatric patients with AML as well as preclinical experiments and clinical trials evaluating alternative chemotherapy regimens. We will supply uproleselan as well as provide financial support to augment data analysis and monitoring for the Phase 3 program.

We are also developing an additional drug candidate, GMI-1359, that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. Since E-selectin and CXCR4 are both adhesion molecules that keep cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone marrow, such as AML and MM, and solid tumors that often metastasize to bone, such as breast and prostate cancer, as compared to targeting CXCR4 alone. GMI-1359 is currently being evaluated in a Phase 1 single-dose escalation trial of GMI-1359 in healthy volunteers. In this trial, volunteer participants receive a single injection of GMI-1359, after which they are evaluated for safety, tolerability, PK and pharmacodynamics. The randomized, double-blind, placebo-controlled, escalating dose study is being conducted at a single site in the United States.

In addition to our programs described above, we are also advancing other preclinical-stage programs. These programs include small-molecule glycomimetic compounds that inhibit the protein galectin-3, which we believe may have potential to be used for the treatment of fibrosis, cancer and cardiovascular disease.

We commenced operations in 2003, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our glycomimetics platform, identifying potential drug candidates, undertaking preclinical studies and conducting, both alone and in collaboration with third parties, clinical trials of rivipansel, uproleselan and GMI-1359. To date, we have financed our operations primarily through private placements of our securities, up-front and milestone payments under our collaboration with Pfizer, the net proceeds from our IPO in January 2014 and additional public offerings of common stock in 2016, 2017 and 2018, as well as proceeds from sales of common stock under at-the-market sales facilities with Cowen and Company LLC, or Cowen. We have no approved drugs currently available for sale, and substantially all of our revenue to date has been revenue from the up-front and milestone payments from Pfizer, although we have received nominal amounts of revenue under research grants.

Prior to our IPO, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was an up-front payment under our collaboration with Pfizer and $64.1 million was from the sale of our convertible promissory notes and convertible preferred stock. The IPO provided us with net proceeds of $57.2 million, and we received a non-refundable milestone payment from Pfizer in May 2014 of $15.0 million. In August 2015, we received another non-refundable milestone payment from Pfizer of $20.0 million following the dosing of the first patient in the Phase 3 clinical trial of rivipansel. We received an additional $19.7 million in net proceeds from our public offering in June 2016, $86.8 million in net proceeds from our public offering in May 2017 and $128.4 million in net proceeds from our public offering in March 2018. During the years ended December 31, 2016 and 2017, we received an aggregate of $30.5 million of net proceeds from sales of our common stock pursuant to our sales agreements with Cowen. There were no securities sold during the six months ended June 30, 2018 under our sales agreement with Cowen.

Since inception, we have incurred significant operating losses. We have generated cumulative revenue of $58.6 million since our inception through June 30, 2018 primarily consisting of the $22.5 million up-front payment from Pfizer in 2011, the $15.0 million non-refundable milestone payment in May 2014 and the $20.0 million non-refundable milestone payment in August 2015. We had an accumulated deficit of $175.1 million as of June 30, 2018, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our collaboration with Pfizer, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•

initiate and conduct our planned clinical trials of uproleselan and GMI-1359, including fulfilling our funding and supply commitments related to clinical trials of uproleselan being conducted by or in collaboration with third parties;

•	manufacture additional uproleselan drug supplies for validation, new drug application and commercial batches;
•	continue the research and development of our other drug candidates;
•	seek to discover and develop additional drug candidates;
•	seek regulatory approvals for any drug candidates other than rivipansel that successfully complete clinical trials;
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

To fund further operations, we will need to raise capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations at least through our receipt of preliminary results from our planned Phase 3 clinical trial of uproleselan in individuals with relapsed/refractory AML. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Our Collaboration with Pfizer

In October 2011, we entered into the license agreement with Pfizer under which we granted Pfizer an exclusive worldwide license to develop and commercialize products containing rivipansel for all fields and uses. The license also covers specified back-up compounds along with modifications of and improvements to rivipansel that meet defined chemical properties. Pfizer is required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize rivipansel for sickle cell disease in the United States. Under the terms of the agreement, we received a $22.5 million up-front payment. We are also eligible to earn potential milestone payments of up to $115.0 million upon the achievement of specified development milestones, including the dosing of the first patients in Phase 3 clinical trials for up to two indications and the first commercial sale of a licensed product in the United States and selected European countries for up to two indications, up to $70.0 million upon the achievement of specified regulatory milestones, including the acceptance of our filings for regulatory approval by regulatory authorities in the United States and Europe for up to two indications, and up to $135.0 million upon the achievement of specified levels of annual net sales of licensed products. We are also eligible to receive tiered royalties for each licensed product, with percentages ranging from the low double digits to the low teens, based on net sales worldwide, subject to reductions in specified circumstances.

The first potential milestone payment under the Pfizer agreement was $35.0 million upon the initiation of dosing of the first patient in a Phase 3 clinical trial of rivipansel by Pfizer. Under the collaboration, Pfizer made a $15.0 million non-refundable milestone payment to us in May 2014, which we recognized as revenue in May 2014, when earned, and the dosing of the first patient in the Phase 3 clinical trial in June 2015 triggered the remaining $20.0 million milestone payment to us.  We recorded the $20.0 million milestone payment as revenue in June 2015. There were no milestone payments received from Pfizer for the six months ended June 30, 2018 or 2017.

We entered into a research services agreement with the University of Basel, or the University, for biological evaluation of selectin antagonists. While the scope of work under the research agreement with the University ended in 2017, certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, we owe the University 10% of all future milestone and royalty payments received from Pfizer with respect to rivipansel. There were no payments due to the University for the six months ended June 30, 2018 or 2017.

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

Components of Operating Results

Revenue

To date, we have not generated any revenue from the sale of our drug candidates and do not expect to generate any revenue from the sale of drugs in the near future. Substantially all of our revenue recognized to date has consisted of the up-front and milestone payments under our agreement with Pfizer.

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

To date, our research and development expenses have related primarily to the development of rivipansel, uproleselan and our other drug candidates. In April 2013, when we completed our Phase 2 clinical trial of rivipansel, all further clinical development obligations associated with rivipansel shifted to Pfizer.

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

Research and development activities are central to our business model. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We expect our research and development expenses to increase over the next several years as we seek to progress uproleselan, GMI-1359 and our other drug candidates through clinical development. For example, as we prepare to potentially submit an application for marketing approval for uproleselan, we will incur substantial expenses in scaling up the production and manufacturing of uproleselan. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical studies and clinical trials of our drug candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our drug candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our drug candidates.

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

Other Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

The following tables set forth our results of operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Period-to-Period
(in thousands)	2018	2017	Change
Revenue	$—	$—	$—
Costs and expenses:
Research and development expense	9,302	5,722	3,580
General and administrative expense	2,847	2,522	325
Total costs and expenses	12,149	8,244	3,905
Loss from operations	(12,149)	(8,244)	(3,905)
Other income	870	102	768
Net loss and comprehensive loss	$(11,279)	$(8,142)	$(3,137)

	Six Months Ended June 30,		Period-to-Period
(in thousands)	2018	2017	Change
Revenue	$—	$—	$—
Costs and expenses:
Research and development expense	18,324	11,601	6,723
General and administrative expense	5,702	4,614	1,088
Total costs and expenses	24,026	16,215	7,811
Loss from operations	(24,026)	(16,215)	(7,811)
Other income	1,234	142	1,092
Net loss and comprehensive loss	$(22,792)	$(16,073)	$(6,719)

Research and Development Expense

The following tables summarize our research and development expense by functional area for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Period-to-Period
(in thousands)	2018	2017	Change
Clinical development	$1,438	$1,535	$(97)
Manufacturing and formulation	4,451	1,209	3,242
Contract research services, consulting and other costs	614	430	184
Laboratory costs	486	477	9
Personnel-related	1,886	1,756	130
Stock-based compensation	427	315	112
Research and development expense	$9,302	$5,722	$3,580

	Six Months Ended June 30,		Period-to-Period
(in thousands)	2018	2017	Change
Clinical development	$2,296	$3,284	$(988)
Manufacturing and formulation	9,340	2,272	7,068
Contract research services, consulting and other costs	1,115	888	227
Laboratory costs	975	957	18
Personnel-related	3,745	3,573	172
Stock-based compensation	853	627	226
Research and development expense	$18,324	$11,601	$6,723

During the three and six months ended June 30, 2018, our research and development expense increased by $3.6 million, or 63%, and $6.7 million, or 58%, respectively, compared to the same periods in 2017. These increases were primarily the result of higher manufacturing costs for uproleselan clinical supplies as we prepare for our planned Phase 3 clinical trial and to meet our supply obligations for clinical trials of uproleselan conducted by or in collaboration with third parties. This increase was offset in part by a decrease in clinical trial expenses as patient enrollment for our Phase 1/2 clinical trial of uproleselan was completed in May 2017. Personnel-related and stock-based compensation expenses increased due to an increase in the clinical headcount and annual stock option awards granted in the first quarter of 2018.

The following tables summarize our research and development expense by drug candidate for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Period-to-Period
(in thousands)	2018	2017	Change
Uproleselan (GMI-1271)	$6,099	$2,826	$3,273
GMI-1359	160	152	8
Other research and development	730	673	57
Personnel-related and stock-based compensation	2,313	2,071	242
Research and development expense	$9,302	$5,722	$3,580

	Six Months Ended June 30,		Period-to-Period
(in thousands)	2018	2017	Change
Uproleselan (GMI-1271)	$12,123	$5,840	$6,283
GMI-1359	165	310	(145)
Other research and development	1,438	1,251	187
Personnel-related and stock-based compensation	4,598	4,200	398
Research and development expense	$18,324	$11,601	$6,723

General and Administrative Expense

The following tables summarize the components of our general and administrative expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Period-to-Period
(in thousands)	2018	2017	Change
Personnel-related	$837	$755	$82
Stock-based compensation	723	676	47
Legal, consulting and other professional expenses	1,088	898	190
Other	199	193	6
General and administrative expense	$2,847	$2,522	$325

	Six Months Ended June 30,		Period-to-Period
(in thousands)	2018	2017	Change
Personnel-related	$1,792	$1,553	$239
Stock-based compensation	1,414	1,207	207
Legal, consulting and other professional expenses	2,117	1,522	595
Other	379	332	47
General and administrative expense	$5,702	$4,614	$1,088

During the three and six months ended June 30, 2018, our general and administrative expense increased by $325,000, or 13%, and $1.1 million, or 24%, respectively compared to the same periods in 2017. In each case, the increase in general and administrative expenses was primarily attributable to an increase in legal and patent expenses. Patent expenses were higher due to the increase in the number of invention disclosures which resulted in an increase in the number of applications filed. Personnel-related and stock-based compensation expenses increased due to the annual salary adjustments for general and administrative personnel and annual stock option awards granted in the first quarter of 2018.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through public offerings and private placements of our capital stock, as well as up-front and milestone payments from Pfizer. As of June 30, 2018, we had $229.4 million in cash and cash equivalents.

We are potentially eligible to earn a significant amount of milestone payments and royalties under our agreement with Pfizer. Our ability to earn these payments and their timing is dependent upon the outcome of Pfizer’s activities including the ongoing Phase 3 clinical trial and is uncertain at this time.

In March 2018, we completed a public offering in which we sold 8,050,000 shares of our common stock at a price to the public of $17.00 per share. We received net proceeds of $128.4 million from this offering, after deducting underwriting discounts, commissions and other offering expenses.

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

The successful development of any of our drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of uproleselan or our other drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from rivipansel or uproleselan. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements at least through the 12 months following the date of filing of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$(23,267)	$(15,170)
Investing activities	(42)	(227)
Financing activities	128,819	94,503
Net change in cash and cash equivalents	$105,510	$79,106

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 and 2017 was primarily the result of ongoing costs associated with our uproleselan clinical development programs, which for 2018 also included significant manufacturing costs and costs associated with the start-up activities for the Phase 3 clinical trial, as described above.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was not material. Net cash used in investing activities for the six months ended June 30, 2017 included capital expenses relating to leasehold improvements.

Financing Activities

Net cash provided by financing activities for the six months ended June 30,2018 consisted of the net proceeds of $128.4 million from our public offering in March 2018 and $400,000 in proceeds from employee stock option and warrant exercises. Net cash provided by financing activities during the six months ended June 30, 2017 is comprised primarily of the net proceeds of $86.8 million from our public offering and $7.4 million from at-the-market sales under our sales agreement with Cowen.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2018, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2018 and December 31, 2017, we had cash and cash equivalents of $229.4 million and $123.9 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended June 30, 2018, we issued an aggregate of 543,723 shares of common stock upon the exercise of warrants at an exercise price of $0.33 per share. The issuance of 536,564 of those shares was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, and the issuance of the remaining 7,159 shares was exempt from registration under Section 4(a)(2) of the Securities Act.

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

GLYCOMIMETICS, INC.

Date: August 9, 2018	By:	/s/ Brian M. Hahn
Brian M. Hahn
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)