Form 10-Q
period 2018-09-30
GLYCOMIMETICS INC
filed 2018-11-02
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻           Accelerated filer ☒Smaller reporting company ☒

Non-accelerated filer   ◻     Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ◻    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on October 31, 2018 was 43,137,227.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLYCOMIMETICS, INC.

Balance Sheets

	September 30,	December 31,
	2018	2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$219,828,634	$123,924,738
Prepaid expenses and other current assets	2,605,186	3,294,884
Total current assets	222,433,820	127,219,622
Property and equipment, net	968,551	1,106,899
Prepaid research and development expenses	1,714,971	204,364
Deposits	52,320	52,320
Total assets	$225,169,662	$128,583,205
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$659,395	$2,647,091
Accrued bonuses	1,293,254	1,883,051
Accrued expenses	4,388,938	3,566,607
Deferred rent	92,654	78,028
Total current liabilities	6,434,241	8,174,777
Deferred rent, net of current portion	639,733	707,003
Total liabilities	7,073,974	8,881,780
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 43,137,227 shares issued and outstanding at September 30, 2018; 100,000,000 shares authorized, 34,359,799 shares issued and outstanding at December 31, 2017	43,136	34,358
Additional paid-in capital	404,696,376	271,944,173
Accumulated deficit	(186,643,824)	(152,277,106)
Total stockholders’ equity	218,095,688	119,701,425
Total liabilities and stockholders’ equity	$225,169,662	$128,583,205

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—

Costs and expenses:
Research and development expense	9,729,089	5,779,759	28,052,777	17,380,337
General and administrative expense	2,790,431	2,401,976	8,492,194	7,016,081
Total costs and expenses	12,519,520	8,181,735	36,544,971	24,396,418
Loss from operations	(12,519,520)	(8,181,735)	(36,544,971)	(24,396,418)
Other income	944,409	231,634	2,178,253	373,208
Net loss and comprehensive loss	$(11,575,111)	$(7,950,101)	$(34,366,718)	$(24,023,210)
Basic and diluted net loss per common share	$(0.27)	$(0.24)	$(0.85)	$(0.86)
Basic and diluted weighted average number of common shares	43,069,282	32,724,010	40,345,071	27,814,781

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(34,366,718)	$(24,023,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	206,794	193,976
Loss on disposal of property and equipment	168	—
Stock-based compensation expense	3,437,341	2,796,301
Changes in assets and liabilities:
Prepaid expenses and other current assets	689,698	(537,244)
Prepaid research and development expenses	(1,510,607)	—
Accounts payable	(1,987,696)	66,512
Accrued expenses and bonuses	232,534	125,250
Deferred rent	(52,644)	(21,072)
Net cash used in operating activities	(33,351,130)	(21,399,487)

Investing activities
Purchases of property and equipment	(68,614)	(259,860)
Net cash used in investing activities	(68,614)	(259,860)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	128,425,080	94,269,213
Proceeds from exercise of stock options and warrants	898,560	221,027
Net cash provided by financing activities	129,323,640	94,490,240
Net change in cash and cash equivalents	95,903,896	72,830,893
Cash and cash equivalents, beginning of period	123,924,738	40,041,641
Cash and cash equivalents, end of period	$219,828,634	$112,872,534

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

The Company’s executive personnel have devoted substantially all of their time to date to the planning and organization of the Company, the process of hiring scientists and other personnel, initiating and overseeing research and development programs, including planned and ongoing clinical trials, and securing adequate capital for anticipated growth and operations. The Company has not commercialized any of its drug candidates or commenced commercial operations. The Company is subject to a number of risks similar to those of other companies in similar development stages, including dependence on key individuals, the need to develop commercially viable drugs, the need to successfully compete with other companies, many of whom are larger and better capitalized, and the need to obtain adequate additional financing to fund the development of its drug candidates. The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity financings, and management expects operating losses and negative operating cash flows to continue for the foreseeable future. As the Company continues to incur losses, profitability will be dependent upon the successful development, approval and commercialization of its drug candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. The Company believes that its currently available funds will be sufficient to fund the Company’s operations through at least 12 months from the date of the filing of this Quarterly Report. Management intends to fund future operations through additional public or private equity or debt offerings and potential future milestone payments from Pfizer (See Note 9) and may seek additional capital through arrangements with strategic partners or from other sources.

2. Significant Accounting Policies

Basis of Accounting

The accompanying financial statements were prepared based on the accrual method of accounting in accordance with U.S. generally accepted accounting principles (GAAP).

Unaudited Financial Statements

The accompanying balance sheet as of September 30, 2018 and statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2017 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2018. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2018, the results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. The December 31, 2017 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2018 and 2017 are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of September 30, 2018 and December 31, 2017. The carrying value of cash held in money market funds of $217.8 million and $121.9 million as of September 30, 2018 and December 31, 2017, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

License, Collaboration and Other Revenues

The Company enters into licensing agreements which are within the scope of Topic 606, under which it licenses certain of its product candidates’ rights to third parties. The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of the licensed product, which will be classified as royalty revenues, if and when earned.

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

Basic and diluted net loss per common share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(11,575,111)	$(7,950,101)	$(34,366,718)	$(24,023,210)
Basic and diluted net loss per common share	$(0.27)	$(0.24)	$(0.85)	$(0.86)
Basic and diluted weighted average common shares outstanding	43,069,282	32,724,010	40,345,071	27,814,781

The following potentially dilutive securities outstanding, at September 30, have been excluded from the computation of diluted weighted average common shares outstanding, as they would be anti-dilutive:

	2018	2017
Warrants	—	553,868
Stock options and restricted stock units	3,976,362	3,421,124

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2018 and 2017, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The guidance changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The new guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The Company adopted this ASU as of January 1, 2018. The adoption of this ASU had no impact on the Company’s financial statements for the three and nine months ended September 30, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting conditions or classification of the award is not the same immediately before and after a change to the terms and conditions of the award.  The Company adopted this ASU on a prospective basis as of January 1, 2018. The adoption of this ASU had no impact on the Company’s financial statements for the three and nine months ended September 30, 2018.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position as right-of-use assets and lease liabilities by lessees. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The Company plans to elect the transition option provided under ASU 2018-11, which will not require adjustments to comparative periods nor require modified disclosures in those comparative periods. Upon adoption, the Company expects to elect the transition package of practical expedients permitted within the new standard, which among other things, allows the carryforward of the historical lease classification. Based on its anticipated election of practical expedients, the Company anticipates the recognition of right of use assets and related lease liabilities on its balance sheets related to its leases.  The Company has engaged a professional services firm to assist in the implementation of ASC 842, and is completing its analysis of the impact of adopting ASC 842 on its statements of income and comprehensive income and balance sheets.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The provisions of ASU 2018-07 are effective for reporting periods beginning after December 15, 2018, including interim periods within that fiscal year; early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. Upon transition, the Company will be required to measure these nonemployee awards at fair value as of the adoption date.  The Company had not early adopted this ASU as of September 30, 2018, but plans on adopting this ASU for its reporting period beginning January 1, 2019. The Company is currently evaluating the effect that this ASU will have on its financial statements.

With the exception of the new standards discussed above, there have been no new accounting pronouncements that have significance, or potential significance, to the Company’s financial statements.

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	September 30,	December 31,
	2018	2017
Prepaid research and development expenses	$1,905,307	$2,941,196
Other prepaid expenses	387,704	251,733
Other receivables	312,175	101,955
Prepaid expenses and other current assets	$2,605,186	$3,294,884

4. Property and Equipment

Property and equipment, net consists of the following:

	September 30,	December 31,
	2018	2017
Furniture and fixtures	$332,073	$314,024
Laboratory equipment	1,342,973	1,325,667
Office equipment	11,085	11,085
Computer equipment	224,568	192,430
Leasehold improvements	573,165	573,165
Property and equipment	2,483,864	2,416,371
Less accumulated depreciation	(1,515,313)	(1,309,472)
Property and equipment, net	$968,551	$1,106,899

Depreciation expense was $68,477 and $70,060 for the three months ended September 30, 2018 and 2017, respectively, and $206,794 and $193,976 for the nine months ended September 30, 2018 and 2017, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	September 30,	December 31,
	2018	2017
Accrued research and development expenses	$3,390,096	$2,702,445
Accrued consulting and other professional fees	363,067	227,811
Other accrued expenses	219,145	304,421
Accrued employee benefits	416,630	331,930
Accrued expenses	$4,388,938	$3,566,607

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

Deferred rent related to the Lease was $732,387 and $785,031 at September 30, 2018 and December 31, 2017, respectively. Total rent expense under the Company’s operating leases was $227,342 and $223,337 for the three months ended September 30, 2018 and 2017, respectively, and $673,416 and $667,507 for the nine months ended September 30, 2018 and 2017, respectively.

7. Stockholders’ Equity

Equity Offering

In March 2018, the Company completed a public offering in which the Company sold 8,050,000 shares of its common stock at a price to the public of $17.00 per share. The Company received net proceeds of $128.4 million from this offering, after deducting underwriting discounts, commissions and other offering expenses.

At-The-Market Sales Facility

On September 28, 2017, the Company entered into an at-the-market sales agreement (the “September 2017 Sales Agreement”) with Cowen and Company, LLC to sell up to $100.0 million of the Company’s common stock registered under a shelf registration statement filed with the U.S. Securities and Exchange Commission in September 2017. As of September 30, 2018, $80.0 million remained available to be sold under the terms of the September 2017 Sales Agreement. There were no shares sold under the September 2017 Sales Agreement during the nine months ended September 30, 2018.

Warrants to Acquire Common Stock

In connection with the prior issuance of convertible unsecured promissory notes, the Company issued warrants to purchase shares of common stock in 2008 and 2009. As of December 31, 2017, warrants to purchase an aggregate of 553,868 shares were outstanding, each with an exercise price of $0.33 per share.  During the nine months ended September 30, 2018, all of the outstanding warrants were exercised; a total of 536,564 shares of common stock were issued to stockholders upon the net exercise of 546,709 outstanding warrants, and 7,159 shares of common stock were issued to stockholders upon the cash exercise of outstanding warrants, for total proceeds to the Company of $2,336. The Company no longer has any outstanding warrants to purchase shares of its capital stock.

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

A summary of the Company’s stock option activity under the 2003 Plan for the nine months ended September 30, 2018 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Outstanding	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Outstanding as of December 31, 2017	713,211	$1.25	2.2
Options exercised	(43,131)	1.31
Options forfeited	—	—
Outstanding, Vested and Exercisable as of September 30, 2018	670,080	1.24	1.4	$8,816

As of September 30, 2018, outstanding options under the 2003 Plan were fully expensed and all shares underlying outstanding options were fully vested. Total intrinsic value of the options exercised during the nine months ended September 30, 2018 and 2017 was $680,200 and $103,638, respectively, and total cash received for options exercised was $56,299 and $27,358 during the nine months ended September 30, 2018 and 2017, respectively. The total fair value of shares underlying options which vested in the nine months ended September 30, 2017 was $1,573.

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

A summary of the Company’s stock option activity under the 2013 Plan for the nine months ended September 30, 2018 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Outstanding	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Outstanding as of December 31, 2017	2,664,163	$7.34	7.4
Options granted	812,979	19.53
Options exercised	(123,658)	6.79
Options forfeited	(52,035)	13.02
Outstanding as of September 30, 2018	3,301,449	8.44	7.3	$21,243
Vested or expected to vest as of September 30, 2018	3,301,449	8.44	7.3	$21,243
Exercisable as of September 30, 2018	1,940,699	7.72	6.3	$13,014

The weighted-average fair value of the options granted during the nine months ended September 30, 2018 and 2017 was $13.11 per share and $4.76 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Expected term	6.25 years	6.25 years
Expected volatility	73.83%	75.20%
Risk-free interest rate	2.53%	2.08%
Expected dividend yield	0%	0%

As of September 30, 2018, there was $10,599,842 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 2.9 years. Total intrinsic value of the options exercised during the nine months ended September 30, 2018 and 2017 was $1,243,400 and $228,291, respectively, and total cash received for options exercised was $839,924 and $193,669 during the nine months September 30, 2018 and 2017, respectively. The total fair value of shares underlying options which vested in the nine months ended September 30, 2018 and 2017 was $2,611,141 and $2,872,004, respectively.

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in three equal annual installments provided that the employee remains employed with the Company at each installment date. As of September 30, 2018, there was $6,715 of unrecognized compensation costs related to unvested service RSUs.

The following is a summary of RSU activity under the 2013 Plan for the nine months ended September 30, 2018:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2017	9,667	$4.61
Granted	—	—
Forfeited	—	—
Vested	4,834	4.61
Unvested at September 30, 2018	4,833	4.61

Stock-based compensation expense was classified on the statements of operations as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expense	$429,477	$327,133	$1,282,040	$953,821
General and administrative expense	741,646	635,212	2,155,301	1,842,480
Total stock-based compensation expense	$1,171,123	$962,345	$3,437,341	$2,796,301

8. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted into law. The TCJA contains several key tax provisions including the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, as well as a variety of other changes, including the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that can qualify as a tax deduction. ASC 740 requires the Company to recognize the effect of the tax law changes in the period of enactment. The Company re-measured certain of its U.S. deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future. The tax benefit related to the re-measurement of the deferred tax balance was $15.2 million as of December 31, 2017, which was offset by the related valuation allowance. The SEC staff has issued Staff Accounting Bulletin (“SAB”) 118, which will allow the Company to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations. While the Company has substantially completed the provisional analysis of the income tax effects of this recent tax reform legislation, and recorded a reasonable estimate of such effects, the ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, further refinement of the Company’s calculations, additional analysis, changes in assumptions, and actions the Company may take as a result of the TCJA. During the three and nine months ended September 30, 2018, the Company did not make any adjustments to its provisional amounts.

The Company has not recorded any tax provision or benefit for the nine months ended September 30, 2018 and 2017. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at September 30, 2018 and December 31, 2017.

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

In May 2014, Pfizer made a $15.0 million non-refundable milestone payment to the Company, which was recognized as revenue by the Company in May 2014 when earned.  In June 2015, Pfizer dosed the first patient in the Phase 3 clinical trial of rivipansel, which triggered a non-refundable milestone payment to the Company of $20.0 million, which the Company recognized as revenue in June 2015. The Company did not recognize any revenue under the Pfizer Agreement during the nine months ended September 30, 2018 or 2017.

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

The Company has entered into a research services agreement (the Research Agreement) with the University of Basel (the University) for biological evaluation of selectin antagonists. While the scope of work under the Research Agreement with the University ended in 2017, certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, the Company owes to the University 10% of all future milestone and royalty payments received from Pfizer with respect to rivipansel. There were no milestone payments due to the University for the nine months ended September 30, 2018 or 2017.

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

We are focusing our initial efforts on drug candidates for rare diseases that we believe will qualify for orphan drug designation. Our first drug candidate, rivipansel, is a pan-selectin antagonist being developed for the treatment of vaso-occlusive crisis, or VOC, a debilitating and painful condition that occurs periodically throughout the life of a person with sickle cell disease. We have entered into an agreement with Pfizer Inc., or Pfizer, for the further development and potential commercialization of rivipansel worldwide. Rivipansel has received fast track designation from the U.S. Food and Drug Administration, or FDA, as well as orphan drug designation from the FDA in the United States and from the European Medicines Agency, or EMA, in the European Union. Since the completion of our Phase 2 clinical trial of rivipansel in 2013, Pfizer has been responsible for the further clinical development, regulatory approval and potential commercialization of rivipansel. Pfizer enrolled the first patient in a Phase 3 clinical trial in June 2015, and we have been notified by Pfizer that it expects to complete enrollment in early 2019 and to have top-line data from the trial in the second quarter of 2019. We believe the clinical progress of rivipansel provides evidence of the significant potential of our lead program and our proprietary glycomimetics platform.

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

In March 2018, we announced our design for a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate uproleselan in individuals with relapsed/refractory AML, which design is aligned with guidance received from the FDA. Based on consultations with the FDA, the single pivotal trial is planned to enroll approximately 380 adult patients with relapsed or refractory AML at 30 to 40 centers in the United States, Canada, Europe and Australia, with enrollment expected to begin in the fourth quarter of 2018. The primary efficacy endpoint will be overall survival; importantly, the FDA has advised us that data on overall survival will not need to be censored for transplant in the primary efficacy analysis, meaning that patients who proceed to transplant will continue to be included as part of the survival analysis. All patients will be treated with standard chemotherapy of either MEC (mitoxantrone, etoposide and cytarabine) or FAI (fludarabine, cytarabine and idarubicin), with approximately half of the patients randomized to receive uproleselan in addition to chemotherapy. Patients receiving uproleselan will be dosed for one day prior to initiation of chemotherapy, twice a day through the chemotherapy regimen, and then for two days after the end of chemotherapy, which was the same regimen as in the Phase 2 portion of the Phase 1/2 trial. The dose regimen will be fixed, rather than weight-based, which we believe will simplify administration. We plan to offer up to three cycles of consolidation therapy in both arms of the trial for patients who achieve remission. We believe that multiple cycles of treatment in patients who respond may drive an even deeper response in patients treated with uproleselan. If this is the case, it could lengthen the duration of remission with potential for additional benefit on survival. Key secondary endpoints of the Phase 3 trial will include the incidence of severe mucositis and remission rate, which will be assessed in a hierarchical fashion to provide supportive data. We expect to have preliminary results from this trial by the end of 2020.

We are also conducting a Phase 1 multiple ascending dose-escalation trial of uproleselan in defined populations of patients with MM and plan to continue enrollment of the trial throughout the remainder of 2018. We anticipate having initial data from this trial in the first half of 2019.

Uproleselan received orphan drug designation from the FDA in May 2015 for the treatment of patients with AML. In June 2016, uproleselan received fast track designation from the FDA for the treatment of adult patients with relapsed or refractory AML and elderly patients aged 60 years or older with AML. In May 2017, uproleselan received Breakthrough Therapy designation from the FDA for the treatment of adult patients with relapsed or refractory AML. In May 2017, the European Commission, based on a favorable recommendation from the EMA Committee for Orphan Medicinal Products, granted orphan designation for uproleselan for the treatment of patients with AML. We recently received a response from the EMA to our request for scientific advice with respect to our MAA development plan of uproleselan for the treatment of AML. Based on their guidance, we intend to launch a trial in Europe and pursue regulatory approval.

In February 2018, we entered into an agreement with the Haemato Oncology Foundation for Adults in the Netherlands, or HOVON, to initiate a Phase 2 clinical trial to evaluate uproleselan in adults with newly diagnosed AML but who cannot tolerate intensive chemotherapy, as well as in patients with myelodysplastic syndrome, or MDS, with a high risk of leukemia. The HOVON trial will be the first to evaluate uproleselan, together with decitabine, in this underserved population of AML and MDS patients; these two populations represent a significant potential indication expansion opportunity for uproleselan. HOVON intends to enroll approximately 140 patients in the clinical trial, including a control arm. Patients will be evaluated after three cycles of therapy, and key efficacy endpoints will include remission rate, disease-free survival and overall survival. The trial is expected to be conducted in five countries across Europe.

In May 2018, we signed a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, part of the National Institutes of Health. Under the terms of the CRADA, we will collaborate with both the NCI and the Alliance for Clinical Trials in Oncology to conduct a Phase 2/3 randomized, controlled clinical trial testing the addition of uproleselan to a standard cytarabine/daunorubicin regimen (7&3) in older adults with previously untreated AML who are suitable for intensive chemotherapy. The primary endpoint will be overall survival, which is defined as the time from the date of randomization to death from any cause, with a planned interim analysis based on event-free survival after the first 250 patients have been enrolled in the trial. The full trial is expected to enroll approximately 670 patients.  Under the terms of the CRADA, the NCI may also fund additional research, including clinical trials involving pediatric patients with AML as well as preclinical experiments and clinical trials evaluating alternative chemotherapy regimens. We will supply uproleselan as well as provide financial support to augment data analysis and monitoring for the Phase 3 program. We expect that this trial will open for enrollment in early 2019.

We are also developing an additional drug candidate, GMI-1359, that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. Since E-selectin and CXCR4 are both adhesion molecules that keep cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone marrow, such as AML and MM, and solid tumors that often metastasize to bone, such as breast and prostate cancer, as compared to targeting CXCR4 alone. GMI-1359 recently completed a Phase 1 single-dose escalation trial in healthy volunteers. In this trial, volunteer participants received a single injection of GMI-1359, after which they were evaluated for safety, tolerability, PK and pharmacodynamics. This randomized, double-blind, placebo-controlled, dose-escalation trial was conducted at a single site in the United States. GMI-1359 was generally well tolerated in this trial, with no subjects experiencing serious adverse events.

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

Prior to our IPO, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was an up-front payment under our collaboration with Pfizer and $64.1 million was from the sale of our convertible promissory notes and convertible preferred stock. The IPO provided us with net proceeds of $57.2 million, and we received a non-refundable milestone payment from Pfizer in May 2014 of $15.0 million. In August 2015, we received another non-refundable milestone payment from Pfizer of $20.0 million following the dosing of the first patient in the Phase 3 clinical trial of rivipansel. We received an additional $19.7 million in net proceeds from our public offering in June 2016, $86.8 million in net proceeds from our public offering in May 2017 and $128.4 million in net proceeds from our public offering in March 2018. During the years ended December 31, 2016 and 2017, we received an aggregate of $30.5 million of net proceeds from sales of our common stock pursuant to our sales agreements with Cowen. There were no securities sold during the nine months ended September 30, 2018 under our sales agreement with Cowen.

Since inception, we have incurred significant operating losses. We have generated cumulative revenue of $58.6 million since our inception through September 30, 2018 primarily consisting of the $22.5 million up-front payment from Pfizer in 2011, the $15.0 million non-refundable milestone payment in May 2014 and the $20.0 million non-refundable milestone payment in August 2015. We had an accumulated deficit of $186.6 million as of September 30, 2018, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our collaboration with Pfizer, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

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

To fund further operations, we will need to raise capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations at least through our receipt of preliminary results from our Phase 3 clinical trial of uproleselan in individuals with relapsed/refractory AML. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

The first potential milestone payment under the Pfizer agreement was $35.0 million upon the initiation of dosing of the first patient in a Phase 3 clinical trial of rivipansel by Pfizer. Under the collaboration, Pfizer made a $15.0 million non-refundable milestone payment to us in May 2014, which we recognized as revenue in May 2014, when earned, and the dosing of the first patient in the Phase 3 clinical trial in June 2015 triggered the remaining $20.0 million milestone payment to us. We recorded the $20.0 million milestone payment as revenue in June 2015. There were no milestone payments received from Pfizer for the nine months ended September 30, 2018 or 2017.

We entered into a research services agreement with the University of Basel, or the University, for biological evaluation of selectin antagonists. While the scope of work under the research agreement with the University ended in 2017, certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, we owe the University 10% of all future milestone and royalty payments received from Pfizer with respect to rivipansel. There were no payments due to the University for the nine months ended September 30, 2018 or 2017.

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

Other Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

The following tables set forth our results of operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2018	2017	Change
Revenue	$—	$—	$—
Costs and expenses:
Research and development expense	9,729	5,780	3,949
General and administrative expense	2,790	2,402	388
Total costs and expenses	12,519	8,182	4,337
Loss from operations	(12,519)	(8,182)	(4,337)
Other income	944	232	712
Net loss and comprehensive loss	$(11,575)	$(7,950)	$(3,625)

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2018	2017	Change
Revenue	$—	$—	$—
Costs and expenses:
Research and development expense	28,053	17,380	10,673
General and administrative expense	8,492	7,016	1,476
Total costs and expenses	36,545	24,396	12,149
Loss from operations	(36,545)	(24,396)	(12,149)
Other income	2,178	373	1,805
Net loss and comprehensive loss	$(34,367)	$(24,023)	$(10,344)

Research and Development Expense

The following tables summarize our research and development expense by functional area for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2018	2017	Change
Clinical development	$1,471	$1,109	$362
Manufacturing and formulation	4,512	1,893	2,619
Contract research services, consulting and other costs	771	308	463
Laboratory costs	549	499	50
Personnel-related	1,997	1,644	353
Stock-based compensation	429	327	102
Research and development expense	$9,729	$5,780	$3,949

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2018	2017	Change
Clinical development	$3,767	$4,392	$(625)
Manufacturing and formulation	13,852	4,165	9,687
Contract research services, consulting and other costs	1,886	1,196	690
Laboratory costs	1,524	1,456	68
Personnel-related	5,742	5,217	525
Stock-based compensation	1,282	954	328
Research and development expense	$28,053	$17,380	$10,673

During the three and nine months ended September 30, 2018, our research and development expense increased by $3.9 million, or 68%, and $10.7 million, or 61%, respectively, compared to the same periods in 2017. These increases were primarily the result of higher manufacturing costs for uproleselan clinical supplies as we prepare for our planned Phase 3 clinical trial and to meet our supply obligations for clinical trials of uproleselan conducted by or in collaboration with third parties.  In addition, the clinical expenses related to the start-up of the Phase 3 clinical trial of uproleselan were $741,000 and $1.5 million, respectively, for the three and nine months ended September 30, 2018. These increases were offset in part by a decrease in clinical trial expenses as patient enrollment for our Phase 1/2 clinical trial of uproleselan was completed in May 2017. Personnel-related and stock-based compensation expenses increased due to an increase in clinical headcount and annual stock option awards granted in the first quarter of 2018.

The following tables summarize our research and development expense by drug candidate for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2018	2017	Change
Uproleselan (GMI-1271)	$6,181	$2,921	$3,260
GMI-1359	132	253	(121)
Other research and development	990	635	355
Personnel-related and stock-based compensation	2,426	1,971	455
Research and development expense	$9,729	$5,780	$3,949

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2018	2017	Change
Uproleselan (GMI-1271)	$18,304	$8,760	$9,544
GMI-1359	297	562	(265)
Other research and development	2,428	1,887	541
Personnel-related and stock-based compensation	7,024	6,171	853
Research and development expense	$28,053	$17,380	$10,673

General and Administrative Expense

The following tables summarize the components of our general and administrative expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2018	2017	Change
Personnel-related	$861	$729	$132
Stock-based compensation	742	635	107
Legal, consulting and other professional expenses	988	863	125
Other	199	175	24
General and administrative expense	$2,790	$2,402	$388

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2018	2017	Change
Personnel-related	$2,653	$2,282	$371
Stock-based compensation	2,155	1,842	313
Legal, consulting and other professional expenses	3,106	2,385	721
Other	578	507	71
General and administrative expense	$8,492	$7,016	$1,476

During the three and nine months ended September 30, 2018, our general and administrative expense increased by $388,000, or 16%, and $1.5 million, or 21%, respectively, compared to the same periods in 2017. In each case, the increase in general and administrative expenses was primarily attributable to an increase in legal and patent expenses. Patent expenses were higher due to the increase in the number of invention disclosures which resulted in an increase in the number of applications filed. Personnel-related and stock-based compensation expenses increased due to additional headcount in 2018 and the annual salary adjustments for general and administrative personnel and annual stock option awards granted in the first quarter of 2018.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through public offerings and private placements of our capital stock, as well as up-front and milestone payments from Pfizer. As of September 30, 2018, we had $219.8 million in cash and cash equivalents.

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

Cash Flows

The following is a summary of our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$(33,351)	$(21,399)
Investing activities	(69)	(260)
Financing activities	129,324	94,490
Net change in cash and cash equivalents	$95,904	$72,831

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 and 2017 was primarily the result of ongoing costs associated with our uproleselan clinical development programs, which for 2018 also included significant manufacturing costs and costs associated with the start-up activities for the Phase 3 clinical trial, as described above.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was for laboratory and computer equipment. Net cash used in investing activities for the nine months ended September 30, 2017 included capital expenses relating to leasehold improvements and the purchase of laboratory equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30,2018 consisted of the net proceeds of $128.4 million from our public offering in March 2018 and $899,000 in proceeds from stock option and warrant exercises. Net cash provided by financing activities during the nine months ended September 30, 2017 was comprised primarily of the net proceeds of $86.8 million from our public offering in May 2017 and $7.4 million from at-the-market sales under our sales agreement with Cowen.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2018, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents of $219.8 million and $123.9 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLYCOMIMETICS, INC.

Date: November 2, 2018	By:	/s/ Brian M. Hahn
Brian M. Hahn
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)