Form 10-K
period 2018-12-31
GLYCOMIMETICS INC
filed 2019-03-06
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	◻	Accelerated filer	☒
Non-accelerated filer	◻	Smaller reporting company	☒
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

As of June 30, 2018, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $538.3 million based on the closing price of the registrant’s Common Stock, as reported by the Nasdaq Global Market, on such date.

At February 28, 2019, 43,168,969 shares of GlycoMimetics, Inc.’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of GlycoMimetics, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
•

our ongoing and planned clinical trials for our drug candidates uproleselan and GMI-1359, including the timing of initiation of and enrollment in the trials, the timing of availability of data from the trials and the anticipated results of the trials;

•

our ability to achieve anticipated milestones and potential royalties under our license agreement with Pfizer for our drug candidate rivipansel and the timing and results of the ongoing Phase 3 clinical trial of rivipansel;

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
•

our beliefs about our capital expenditure requirements and that our capital resources will be sufficient to meet our anticipated cash requirements through our receipt of the top-line results from our Phase 3 clinical trial of uproleselan in individuals with relapsed/refractory AML.

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

i

PART I

ITEM  1.BUSINESS

Company Overview

We are a clinical stage biotechnology company focused on the discovery and development of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. Glycomimetics are small molecules that mimic the structure of carbohydrates involved in important biological processes. Using our expertise in carbohydrate chemistry and knowledge of carbohydrate biology, we are developing a pipeline of proprietary glycomimetics designed to inhibit disease-related functions of carbohydrates, such as the roles they play in inflammation, cancer and infection. We believe this represents an innovative approach to drug discovery to treat a wide range of diseases.

Our proprietary glycomimetics platform is based on our expertise in carbohydrate chemistry and our understanding of the role carbohydrates play in key biological processes. Most human proteins are modified by the addition of complex carbohydrates to the surface of the proteins. The addition of these carbohydrate structures affects the functions of these proteins and their interactions with other molecules. Our initial research and development efforts have focused on drug candidates targeting selectins, which are proteins that serve as adhesion molecules and bind to carbohydrates that are involved in the inflammatory component and progression of a wide range of diseases, including hematologic disorders, cancer and cardiovascular disease. For example, we believe that members of the selectin family play a key role in the onset and progression of VOC and also in tumor metastasis and resistance to chemotherapy. Inhibiting specific carbohydrates from binding to selectins has long been viewed as a potentially attractive approach for therapeutic intervention. The ability to successfully develop drug-like compounds that inhibit binding with selectins, known as selectin antagonists, has been limited by the complexities of carbohydrate chemistry. We believe our expertise in carbohydrate chemistry and our understanding of carbohydrate-protein binding interactions enable us to design selectin antagonists and other glycomimetics that may inhibit the disease-related functions of certain carbohydrates in order to develop novel drug candidates to address orphan diseases with high unmet medical need.

Overview of our Drug Candidates

Rivipansel

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

We have entered into a license agreement with Pfizer, Inc., or Pfizer, for the further development and potential commercialization of rivipansel worldwide. Since the completion of our Phase 2 clinical trial of rivipansel in 2013, Pfizer has been responsible for the further clinical development, regulatory approval and potential commercialization of rivipansel. Under a Special Protocol Assessment with the FDA, Pfizer enrolled the first patient in a pivotal Phase 3 clinical trial in June 2015, and we have been notified by Pfizer that it expects to complete enrollment in early 2019 and to have top-line data from the trial in the second quarter of 2019.  Under our license agreement with Pfizer, we are eligible to receive payments of up to $115.0 million upon the achievement of specified development milestones, up to $70.0 million upon the achievement of specified regulatory milestones, and up to $135.0 million upon the achievement of specified levels of annual net sales of licensed products. We are also eligible to receive tiered royalties, with percentages ranging from the low double digits to the low teens, based on net sales of rivipansel worldwide, subject to reductions in specified circumstances. Under a separate research agreement with the University of Basel, we have agreed to pay 10% of any milestone payments and royalties we may receive from Pfizer with respect to rivipansel.

Uproleselan

Building on our experience with rivipansel, we are developing uproleselan, a specific E-selectin inhibitor, to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, and potentially other hematologic cancers. Uproleselan has been granted breakthrough therapy designation by the FDA for the treatment of adults with relapsed or refractory AML.  In addition, uproleselan has received orphan drug designation by the FDA and European Commission for the treatment of AML.

E-selectin plays a critical role in binding cancer cells within vascular niches in the bone marrow, which prevents the cells from entering circulation where they can be more readily killed by chemotherapy. In animal studies, uproleselan mobilized AML cancer cells out of the bone marrow, making them more sensitive to chemotherapy. In these studies, tumor burden was significantly reduced in the animals treated with a combination of chemotherapy and uproleselan as compared to animals treated with chemotherapy alone. In addition, the combination of uproleselan with chemotherapy resulted in improved survival rates for the treated animals, compared to chemotherapy alone. In other animal studies, uproleselan appeared to also protect normal cells from some of the side effects of chemotherapy. Common side effects of chemotherapy include bone marrow toxicity resulting in neutropenia, which is an abnormally low number of neutrophils, the white blood cells that serve as the primary defense against infection, and mucositis, which is the inflammation and sloughing of the mucous membranes lining the digestive tract. Animals treated with uproleselan and chemotherapy had less severe neutropenia and mucositis and lower bone marrow toxicity as compared to animals treated with chemotherapy alone. We believe that treatment with uproleselan results in lower bone marrow toxicity due to its inhibition of E-selectin, which inhibition makes stem cells in the bone marrow divide less frequently, thereby protecting them from chemotherapy agents that target rapidly dividing cells.

We completed an initial Phase 1 trial in healthy volunteers for uproleselan and in May 2017 we completed enrollment in a Phase 1/2 clinical trial in patients with either relapsed/refractory or de novo/secondary AML. In December 2018, at the annual meeting of the American Society of Hematology, or ASH, we presented final clinical data from the Phase 1/2 trial that showed high remission rates, improved overall survival and improved duration of survival, all compared to historical controls derived third-party clinical trials evaluating treatment with standard chemotherapy. In November 2018, we dosed the first patient in a Phase 3 clinical trial to evaluate uproleselan in adults with relapsed/refractory AML. In addition, the data from our Phase 1/2 clinical trial suggested a favorable safety, pharmacokinetic, or PK, and biomarker profile for uproleselan. In 2018, we entered into agreements with the National Cancer Institute, or NCI, and with the Haemato Oncology Foundation for Adults in the Netherlands, or HOVON, to further evaluate uproleselan in two separate clinical trials for the treatment of specific AML patient populations.

GMI-1359

We are developing an additional clinical drug candidate, GMI-1359, that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. Since E-selectin and CXCR4 are implicated in the retention of cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone marrow, particularly solid tumors that have a propensity to metastasize to bone, such as breast and prostate cancer. We recently completed a Phase 1 randomized, double-blind, placebo-controlled, single-dose escalation trial of GMI-1359 in healthy volunteers. In this trial, volunteer participants received a single injection of either GMI-1359 or placebo, after which they were evaluated for safety, tolerability and

PK. This trial was conducted at a single site in the United States. GMI-1359 was generally well tolerated in this trial, with no participants experiencing serious adverse events.  We anticipate initiating a Phase 1b trial of GMI-1359 in patients with metastatic breast cancer in 2019.

In addition to our clinical-stage programs described above, we are also advancing other programs. These programs include:

•

Selectin Antagonists: As a potential life-cycle extension to uproleselan, our scientists have rationally designed an innovative antagonist of E-selectin, GMI-1687, that could be suitable for subcutaneous administration in the clinic. When given by subcutaneous injection in animal models, GMI-1687 has been observed to have equivalent activity to uproleselan, but at an approximately 1,000-fold lower dose.  We believe that GMI-1687 could be developed to broaden the clinical usefulness of an E-selectin antagonist to conditions where outpatient treatment is preferred or required. We are currently conducting studies with GMI-1687 to support our planned submission of an investigational new drug application, or IND, to the FDA.

•

Galectin Antagonists:  Galectin-3 is a carbohydrate-binding protein whose expression has been shown to play a central role in fibrosis and cancer. Galectin-3 has been linked to a number of biologic processes including inflammation, aberrant cell activation and proliferation (macrophages, neutrophils, and mast cells), fibrogenesis and ultimately, organ dysfunction. Experimental data have implicated galectin-3 in a variety of diseases across a number of organ systems, including liver, kidney, lung, eye and heart. Notably, in our preclinical studies, blockage of galectin-3 has been shown to prevent fibrosis following organ damage, which we believe makes it a promising target for further evaluation and development.

Current research also indicates that galectins have important roles in modulating the immune and inflammatory response to cancer that contributes to neoplastic transformation, tumor cell survival, angiogenesis and metastasis. Applying our understanding of carbohydrate biology and chemistry, we have rationally designed several high-potency, selective, small-molecule “glycomimetic” antagonists of Galectin-3. These novel compounds have been observed to have anti-fibrotic activity in our animal models of disease.

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

Our Strategy

Our goal is to be the leader in the discovery, development and commercialization of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. Leveraging the potentially broad applicability of our proprietary glycomimetics platform, our initial focus is to internally develop and advance orphan drug candidates targeted at hematologic cancers and other diseases, and to out-license any drug candidates we may develop that are targeted at larger market opportunities. The key elements of our strategy are to:

•

Complete the clinical development of and obtain regulatory approvals for uproleselan for the treatment of adults with relapsed/refractory AML.  Based on the positive Phase 1/2 clinical trial results presented at ASH in 2018, we announced the design for a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate uproleselan in adults with relapsed/refractory AML, which design is aligned with guidance we received from the FDA. In this single pivotal trial, we plan to enroll approximately 380 adult patients with relapsed or refractory AML at centers in the United States, Canada, Europe and Australia. Enrollment began in the fourth quarter of 2018. If the results from this Phase 3 clinical trial are positive, we plan to apply for regulatory approval from the FDA and EMA.

•

Explore the potential use of uproleselan in other AML patient populations through third-party collaborations.  In May 2018, we signed a Cooperative Research and Development Agreement, or CRADA, with the NCI, part of the National Institutes of Health. Under the terms of the CRADA, we will collaborate with both the NCI and the Alliance for Clinical Trials in Oncology to conduct a randomized, controlled clinical trial evaluating the addition of uproleselan to a standard Cytarabine/Daunorubicin chemotherapy regimen (7&3) in older adults with previously untreated AML who are eligible for intensive chemotherapy. The primary endpoint will be overall survival, with a planned interim analysis based on event-free survival after the first 250 patients have been enrolled in the trial. Under the terms of the CRADA, the NCI may fund additional research, including clinical trials of pediatric patients with AML as well as preclinical experiments and clinical trials evaluating alternative chemotherapy regimens.

Additionally, in February 2018, we entered into an agreement with Haemato Oncology Foundation for Adults in the Netherlands, or HOVON, to initiate clinical trial startup activities evaluating uproleselan in adults with newly diagnosed AML who are not eligible for intensive chemotherapy. The trial will also evaluate patients with myelodysplastic syndrome, or MDS, who have a high risk of leukemia. The HOVON trial will be the first to evaluate uproleselan together with decitabine, a chemotherapy drug, in this underserved population of AML and MDS patients. We believe these two patient populations represent a significant potential expansion opportunity for uproleselan. HOVON intends to enroll approximately 140 patients in the clinical trial, including a control arm. Patients will be evaluated after three cycles of therapy; key efficacy endpoints will include remission rate, disease-free survival and overall survival. The trial is anticipated to be conducted in five countries across Europe.

•

Advance the clinical development of GMI-1359 for the treatment of cancer.  Following completion of a Phase 1 single-dose escalation trial in healthy volunteers in 2018, we anticipate initiating a Phase 1b trial of GMI-1359 in metastatic breast cancer patients in 2019.

•

Support Pfizer’s further development of rivipansel.  We will continue to support Pfizer, as requested, with the clinical development of rivipansel, including the ongoing Phase 3 clinical trial and potential regulatory filings for marketing approval.  We expect to use any milestone and royalty payments that we may receive from Pfizer to accelerate the development of our other drug candidates.

•

Identify and develop additional novel selectin antagonists to address unmet medical needs with significant market potential.  We believe our glycomimetics platform will enable us to develop a broad pipeline of potential drug candidates that may be orphan products or may address larger market opportunities. We have identified a highly potent E-selectin antagonist which we believe will be suitable for subcutaneous delivery and could be of value in potential major market opportunities, such as the treatment of certain cancers and cardiovascular disease.

•

Apply our insights and our glycomimetics platform to other carbohydrate targets beyond selectins.  We have identified additional opportunities where carbohydrates play critical roles in disease processes and where we believe we can apply our platform to create targeted glycomimetic drugs. We have designed inhibitors that specifically block the binding of galectin-3 to carbohydrate structures. We plan to optimize these compounds and conduct additional preclinical studies in 2019 to further characterize the effects of galectin-3 inhibitors on inflammation and fibrosis, as well as immune processes. We are also designing other galectin inhibitors with dual functional inhibition of E-selectin that we believe could be used to treat various diseases.

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

Our initial focus is on selectin antagonists, which we believe have the potential to address unmet medical needs in a number of orphan and large market opportunities. Selectins have been shown to play a key role in a wide range of diseases, including hematologic disorders, inflammatory diseases, infection, cancer and cardiovascular disease.

Our initial drug design efforts are focused on a naturally occurring, three-dimensional complex carbohydrate core structure known as the Lewis structure. This core structure is naturally modified in a variety of ways to form many different functional carbohydrates. These variations determine the biological functions of the carbohydrates, including functions related to conditions defined above. Accordingly, we believe that this structure provides the foundation for the design of glycomimetic drug candidates that could be used to address a variety of diseases.

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

 Sickle Cell Disease and VOC

SCD is a genetic disease that, according to the Centers for Disease Control and Prevention, or CDC, affects millions of people throughout the world, including an estimated 100,000 people in the United States and an estimated 60,000 people in Europe. People living with SCD have chronic and acute damage to their tissue and organs. One of the most common and severe complications of SCD is vaso-occlusive crisis, or VOC, which is the occurrence of unpredictable episodes of acute pain, often very excruciating, in the affected parts of the body.  Recurrent episodes may cause irreversible organ damage. The CDC estimates that VOC resulted in approximately 75,000 hospitalizations in the United States in 2010. According to the National Hospital Discharge Survey conducted by the National Center for Health Statistics, these hospitalizations have an average duration of approximately six days.

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

Limitations of the Current Standard of Care for VOC

Although bone marrow transplant is currently available and can be curative for SCD, its use is greatly limited by the lack of availability of matched donors and by the risk of serious complications, including graft versus host disease, infection and death.

Until 2017, the only drug approved to treat SCD was hydroxyurea. Hydroxyurea, available in both generic and branded formulations, is a once daily oral treatment intended to reduce the frequency of VOC in patients with SCD who have recurrent VOC episodes.  While hydroxyurea has been shown to reduce the frequency of hospitalization due to VOC, in some patient groups, it is not effective in relieving symptoms or accelerating the resolution of an ongoing VOC episode. Moreover, hydroxyurea is not suitable for all patients. Its uptake and effectiveness can be limited by a lack of compliance to the dosing regimen, inconsistent patient responses, variable tolerability and concerns regarding long-term toxicity and other adverse side effects. In particular, hydroxyurea is labeled to inform patients that it can cause a severe decrease in the number of blood cells in a patient’s bone marrow, which may increase risks that the patient will develop a serious infection or bleeding, and that it may increase the risk that the patient will develop certain cancers. Furthermore, hydroxyurea is not effective in relieving symptoms or accelerating the resolution of an ongoing VOC episode.

In July 2017, the FDA approved Endari, a twice-daily, oral, prophylactic therapy intended to reduce the acute complications of SCD in adult and pediatric patients 5 years of age and older. Common side effects of Endari include constipation, nausea, headache, abdominal pain, cough, pain in the extremities, back pain and chest pain. Since its launch in December 2017, real world experience with Endari has been limited.

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

Following transfer of the IND, Pfizer has undertaken significant activity to work toward a New Drug Application, or NDA, for rivipansel including, an approved special protocol assessment, or SPA, agreement for the design, endpoints and statistical analysis approach of the Phase 3 clinical trial.  Pfizer enrolled the first patient in this Phase 3 clinical trial in June 2015. The Phase 3 trial, entitled “RESET” (Rivipansel: Evaluating Safety, Efficacy and Time to Discharge), is assessing the efficacy and safety of rivipansel for the treatment of VOC in patients hospitalized with sickle cell disease.  Pfizer intends to enroll at least 350 subjects with sickle cell disease, aged six and older who are hospitalized for VOC, in this Phase 3, multicenter, randomized, double-blind, placebo-controlled, parallel-group trial in order to evaluate the efficacy and safety of treatment with rivipansel. Trial participants must be receiving treatment with intravenous, or IV, opioids for their VOC and must be able to receive the first dose of rivipansel within 24 hours of initiation of intravenous opioid therapy. The primary endpoint for the trial will be time to readiness-for-discharge. Key secondary endpoints will include time to discharge, cumulative IV opioid consumption and time to discontinuation of IV opioids.  Pfizer has notified us that completion of enrollment in the Phase 3 clinical trial is expected in early 2019 with top-line data available by the end of the second quarter of 2019.

Uproleselan —Targeting the Bone Marrow Microenvironment to Treat Hematologic Cancers

We are developing uproleselan, a specific E-selectin antagonist, to be used adjunctively with standard chemotherapy to treat AML and other hematologic cancers. We believe that uproleselan may be used as first-line treatment for elderly patients with AML or, for patients with relapsed or refractory AML. Uproleselan targets interactions between cancer cells and the bone marrow microenvironment. In preclinical studies, combining uproleselan with chemotherapy made cancer cells more sensitive to chemotherapy. In other preclinical studies, uproleselan also reduced some of the toxic effects of chemotherapy, including neutropenia and mucositis, on normal cells.

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

Acute Myeloid Leukemia

AML, a hematologic cancer that is characterized by the rapid growth of abnormal white blood cells that accumulate in the bone marrow and interfere with the production of normal blood cells, is a relatively rare disease, but one that accounts for the largest number of annual deaths from leukemia in the United States. According to the Surveillance, Epidemiology, and End Results Program managed by the National Cancer Institute, there were an estimated 19,520 new cases of AML diagnosed in 2018 in the United States. Approximately 352,000 patients in the world are diagnosed with AML annually. AML caused an estimated 10,670 deaths in 2018 in the United States.

AML is more commonly present in elderly patients, with a median age at diagnosis of 68 years according to the National Cancer Institute. In a review published in the Journal of Clinical Oncology, the median overall survival of patients 60 years old or older was nine months. The overall five-year relative survival rate for all AML patients is 27.4%, and only 3-8% for patients over 60 years old at diagnosis. Relative survival is a statistical measure of net survival that is calculated by comparing observed survival with expected survival from a comparable set of people who do not have AML, in order to measure the excess mortality that is associated with the AML diagnosis.

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

Role of E-selectin in AML

E-selectin has been shown to play important roles in the progression of AML. This has been observed in several studies, which have shown that levels of E-selectin correlate with tumor infiltration and relapse in AML. We therefore believe that our E-selectin antagonist, uproleselan, has the potential to improve the current treatment of patients with AML.

Uproleselan Preclinical Development

Some leukemia cells, known as blast cells, bind to E-selectin in the bone marrow where they are relatively protected from the effects of chemotherapy. This phenomenon is now known as environment-mediated drug resistance, or EMDR. We believe that E-selectin inhibition disrupts the cell adhesion involved in EMDR and mobilizes blasts out of the bone marrow and into the bloodstream, making them more susceptible to chemotherapy. We believe that this mechanism of action may allow uproleselan to improve chemotherapy response rates, duration of remission and, ultimately, survival in patients with hematologic cancers such as AML.

In one in vivo study in a mouse model of AML, combining uproleselan with chemotherapy, mobilized AML blast cells and significantly reduced tumor burden as compared to treatment with chemotherapy alone. In an in vitro study, AML cells once bound to E-selectin were more resistant to chemotherapy. In a related study, when treated with uproleselan, the resistance of such cells to chemotherapy was reduced. Tumor cells of patients who have relapsed AML, when tested in the laboratory, bound significantly higher levels of E-selectin than tumor cells of patients at initial diagnosis. Additional preclinical studies in mouse models of AML, in which E-selectin was observed to be upregulated, suggest that AML cells binding to E-selectin have increased chemo-resistance.  This is due to the induction of tumor cell survival signaling pathways as a consequence of E-selectin binding. This effect within the bone marrow microenvironment is unique to E-selectin as compared to other vascular adhesion molecules and can be blocked by

uproleselan.   The results of this preclinical study were presented in an oral presentation at the 2017 annual ASH meeting in December 2017, and we believe the findings provide important information about how treatment with uproleselan may improve sensitivity to chemotherapy.

As uproleselan disrupts the interactions between cancer cells and bone marrow microenvironment, its mechanism of action is not limited to a single tumor type.  In addition to our studies in AML, we have also tested the drug candidate in other cancer models. In in vivo studies involving animal models of multiple myeloma, chronic myelogenous leukemia and acute lymphoblastic leukemia, uproleselan, as an adjunct to standard-of-care chemotherapy, decreased tumor burden and improved survival over chemotherapy alone.

In addition to its anti-tumor effects, uproleselan, in animal models, has shown protection against some of the toxicities of chemotherapy. In particular, animals treated with uproleselan in combination with chemotherapy had less severe neutropenia and mucositis and lower bone marrow toxicity as compared to animals treated with chemotherapy alone. We believe that treatment with uproleselan results in lower bone marrow toxicity due to its inhibition of E-selectin, thereby making hematopoietic stem cells divide less frequently and protecting them from chemotherapy agents that target rapidly dividing cells. Hematopoietic stem cells are blood cells that give rise to all other types of blood cells and are heavily concentrated in the bone marrow. Similar effects have been demonstrated with rivipansel and were published in the journal Nature Medicine in December 2012. Based on these reductions in some of the toxicities of chemotherapy, we are evaluating these effects as secondary efficacy endpoints in our clinical trials.

Expanding the Utility of E-selectin antagonists

During the 2018 annual ASH meeting, we reported on the preclinical development of a highly potent antagonist of E-selectin, GMI-1687, which demonstrated significant activity in animal models previously reported for uproleselan but at an approximately 1,000-fold lower dose. This level of activity was obtained following injections under the skin and could alleviate the need for intravenous infusions. Based on these compound characteristics, we believe GMI-1687 could potentially be used in outpatient settings where an E-selectin antagonist has therapeutic relevance.  We are currently conducting IND-enabling studies of GMI-1687.

Uproleselan Clinical Trials

In 2014, we completed a Phase 1 trial of uproleselan in healthy volunteers. The single-site Phase 1 trial was a randomized, double-blind, placebo-controlled, single ascending intravenous dose trial. In the trial, we evaluated the safety, tolerability and PK of uproleselan. Twenty-eight healthy adult subjects were enrolled in cohorts to receive study drug at three dose levels. In the trial, we observed that the subjects tolerated uproleselan well, and that the PK for uproleselan were consistent with what was predicted based on preclinical data.

In 2015, we commenced a multinational, Phase 1/2, open-label trial of uproleselan as an adjunct to standard chemotherapy in patients with AML. This trial in males and females with AML was conducted at a number of academic institutions in the United States, Ireland and Australia. The trial consisted of two parts. In the Phase 1 portion, escalation testing was performed to determine a recommended uproleselan dose in combination with standard chemotherapy to be used in the Phase 2 portion. In the Phase 2 portion of the trial, dose expansion was performed at the recommended dose of 10 mg/kg uproleselan in combination with standard chemotherapy. The primary objective of the trial was to evaluate the safety of uproleselan in combination with chemotherapy. Secondary objectives were to characterize PK and pharmacodynamics and to observe anti-leukemic activity. A total of 19 patients with relapsed or refractory AML were enrolled and dosed with a single cycle of treatment with uproleselan and chemotherapy in the Phase 1 portion of the trial.  In the Phase 2 portion, one cohort of 25 patients over 60 years of age with newly diagnosed AML and a second cohort of 47 patients with relapsed or refractory AML were enrolled. Unlike in the Phase 1 portion, some of the patients in the Phase 2 portion were eligible to receive multiple cycles of uproleselan with chemotherapy.

In December 2018, we presented final efficacy and correlative results from the Phase 1/2 trial at the 60th ASH Annual Meeting and Exposition. Key highlights from the Phase 1/2 clinical data include the following:

•

Relapsed/Refractory (R/R) AML Cohort: At the recommended Phase 2 dose (RP2D), CR (complete remission)/CRi (complete remission with incomplete blood count recovery) rate was 41%, median overall survival, or OS, was 8.8 months (95% CI 5.7-11.4) and 69% of evaluable patients (11/16) achieved measurable residual disease negativity as assessed by either flow and/or DNA-based methods such as reverse transcription polymerase chain reaction (RT-PCR). OS will be the primary outcome measure in our company-sponsored Phase 3 trial in relapsed/refractory AML patients.  In historical controls, OS of approximately 5.2-5.4 months has been observed in this population with this treatment approach. If in the Phase 3 trial we are able to achieve OS results comparable to those observed in the Phase 1/2 clinical trial, it could be a significant improvement over the results observed in these historical controls.

•

Newly Diagnosed AML Cohort: At the RP2D, CR/CRi rate was 72%, median overall survival was 12.6 months (95% CI 9.9-not reached), EFS was 9.2 months (95% CI 3.0-12.6) and 56% of evaluable patients (5 out of 9) achieved measurable residual disease negativity as assessed by either flow and/or DNA-based methods such as RT-PCR. Of note, the EFS data (primary outcome measure for the interim analysis in the NCI-sponsored clinical trial in newly diagnosed AML patients) compares favorably to a range of 2.0-6.5 months for EFS in historical controls, which generally included lower risk patient populations than those treated in our Phase 1/2 trial.

•

An analysis of E-selectin ligand expression on leukemic cells demonstrated that detectable levels were present on leukemic blasts for every patient tested, providing clinical evidence of biological relevance of the E-selectin ligand in this disease setting. In bone marrow samples, leukemic stem cell expression of E-selectin ligand correlated with leukemic blast E-selectin ligand expression (p<0.0001), consistent with the hypothesis that E-selectin-mediated interactions are a mechanism of chemoresistance. Additionally, investigators assessed the association between baseline E-selectin ligand expression on leukemic blasts and clinical outcomes using a log-rank test. In the R/R cohort of patients evaluated, this analysis demonstrated that ≥10% E-selectin ligand expression at baseline was correlated with prolonged survival (p<0.01) for patients treated with uproleselan. We believe this observation is important because in patients not treated with uproleselan the scientific literature has instead observed that high levels of E-selectin ligand correlated with a worse clinical prognosis. The addition of uproleselan in our study appears to have reversed this trend toward worsened prognosis, and we believe this result may be achieved through the restoration of chemosensitivity.

Based on these positive results, we announced the design for a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate uproleselan in individuals with relapsed/refractory AML, which design is aligned with guidance received from the FDA. Based on consultations with the FDA, this single pivotal trial is planned to enroll approximately 380 adult patients with relapsed or refractory AML at centers in the United States, Canada, Europe and Australia. To best capture the full benefits of uproleselan, the primary efficacy endpoint will be overall survival; importantly, the FDA has advised us that data on overall survival will not need to be censored for transplant in the primary efficacy analysis, meaning that patients who proceed to transplant will continue to be included as part of the survival analysis. All patients will be treated with standard chemotherapy of either MEC (mitoxantrone, etoposide and cytarabine) or FAI (fludarabine, cytarabine and idarubicin), with approximately half of the patients randomized to receive uproleselan in addition to chemotherapy. Patients receiving uproleselan will be dosed for one day prior to initiation of chemotherapy, twice a day through the chemotherapy regimen, and then for two days after the end of chemotherapy, which was the same regimen as in the Phase 2 portion of the Phase 1/2 trial. The dose regimen will be fixed, rather than weight-based, which we believe will simplify administration and we will offer up to three cycles of consolidation therapy in both arms of the trial for patients who achieve remission. We believe that multiple cycles of treatment in patients who respond may drive an even deeper response in patients treated with uproleselan. If this is the case, it could lengthen the duration of remission with potential for additional benefit on survival.  Key secondary endpoints of the Phase 3 trial will include the incidence of severe mucositis and remission rate, which will be assessed in a hierarchical fashion to provide supportive data. Enrollment in this pivotal trial began in the fourth quarter of 2018, and we expect top-line results from the trial to be available by the end of 2020.

In May 2018, we signed a CRADA with the NCI. Under the terms of the CRADA, we will collaborate with both the NCI and the Alliance for Clinical Trials in Oncology to conduct a Phase 2/3 randomized, controlled clinical trial testing the addition of uproleselan to a standard cytarabine/daunorubicin chemotherapy regimen (7&3) in older adults with previously untreated AML who are suitable for intensive chemotherapy. The primary endpoint will be overall survival, which is defined as the time from the date of randomization to death from any cause, with a planned interim analysis based on event-free survival after the first 250 patients have been enrolled in the trial. The full trial is expected to enroll approximately 670 patients.  Under the terms of the CRADA, the NCI may also fund additional research, including clinical trials involving pediatric patients with AML as well as preclinical experiments and clinical trials evaluating alternative chemotherapy regimens. We will supply uproleselan as well as provide financial support to augment data analysis and monitoring for the Phase 3 program. We expect that this trial will open for enrollment in early 2019.

In February 2018, we entered into an agreement with HOVON to initiate clinical trial startup activities to evaluate uproleselan in adults with newly diagnosed AML but who cannot tolerate intensive chemotherapy, as well as in patients with MDS and a high risk of leukemia. The HOVON trial will be the first to evaluate uproleselan, together with decitabine, in this underserved population of AML and MDS patients who are not considered by their physicians to be candidates for intensive chemotherapy; these two populations represent a significant potential indication expansion opportunity for uproleselan. HOVON intends to enroll approximately 140 patients in the clinical trial, including a control arm. Patients will be evaluated after three cycles of therapy, and key efficacy endpoints will include remission rate, disease-free survival and overall survival. The trial is expected to start this year and will be conducted in five countries across Europe.

In December 2015, at the ASH annual meeting, we presented preclinical data suggesting that uproleselan could reverse resistance of certain chemotherapies seen in multiple myeloma, or MM. In September 2016, we dosed the first patient in a Phase 1 multiple dose-escalation clinical trial in defined populations of patients with MM who have not responded optimally to standard chemotherapy. In this trial, we were evaluating the efficacy, safety and PK of uproleselan, combined with bortezomib- or carfilzomib-based chemotherapy, for the treatment of MM. However, due to the changing treatment landscape of MM and subsequent enrollment challenges that we encountered, as of December 2018 we have discontinued enrollment in this trial. There have been no safety concerns identified with uproleselan in this trial.

GMI-1359 - Drug Candidate Targeting E-selectin and CXCR4

The chemokine CXCR4 has emerged as an important pro-inflammatory cytokine that is involved in cell migration throughout the body. Like E-selectin, tumor cells may also use the CXCR4 cellular pathway, contributing to chemoresistance, metastatic disease and ultimately decreased survival. We have an additional drug candidate, GMI-1359, that simultaneously targets both E-selectin and CXCR4. Since E-selectin and CXCR4 are implicated in keeping cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone marrow, such as hematologic cancers, including AML and MM, metastases of certain solid tumors, such as breast and prostate cancer, and primary tumors of the bone such as osteosarcoma, as compared to targeting CXCR4 alone.

Leukemic blasts and circulating tumor cells derived from adenocarcinomas home to and are retained in the bone marrow via defined sinusoidal vascular gateways that express E-selectin and soluble mediators such as C-X-C motif chemokine 12 (CXCL12, also known as stem cell-derived factor 1). This homing and retention occurs through an interaction with E-selectin ligands and the chemokine receptor for CXCL12, CXCR4, which is expressed on tumor cells.  Interrupting E-selectin-mediated cell activation, adhesion and homing and CXCR4-mediated homing and cell migration and retention may be synergistic and could have therapeutic benefit in many malignancies with unmet medical need.  We believe the use of an E-selectin/CXCR4 dual antagonist as an adjunct to chemotherapy and possibly immunotherapy could improve response and remission rates, remission duration, and, ultimately, survival, particularly in malignancies where bone involvement is a primary hallmark of cancer growth and metastasis.

In one in vivo mouse model of bone metastatic prostate carcinoma, combining GMI-1359 with docetaxel significantly reduced tumor burden and attenuated bone destruction compared to docetaxel alone.  In a mouse model of primary osteosarcoma, administration of GMI-1359 resulted in inhibition of both tumor growth and spread to the lung.  These results were presented during the 2015 and 2018 meetings of the American Association of Cancer Research, respectively. In both mouse models, GMI-1359 showed single agent activity.

GMI-1359 recently completed a Phase 1 single-dose escalation trial in healthy volunteers. In this trial, volunteer participants received a single injection of GMI-1359, after which they were evaluated for safety, tolerability, PK and pharmacodynamics. This randomized, double-blind, placebo-controlled, dose-escalation trial was conducted at a single site in the United States. GMI-1359 was generally well tolerated in this trial, with no subjects experiencing serious adverse events. We have completed a protocol design for a Phase 1b trial of GMI-1359 in patients with metastatic breast cancer and anticipate study initiation in 2019.

Galectin Inhibitors

Using our glycomimetics platform, we have designed galectin-3 inhibitors that specifically block the binding of galectin-3 to carbohydrate structures.  Galectin-3 is a protein that is known to play critical roles in many pathological processes, including fibrosis, checkpoints in T-cell exhaustion during cancer immunotherapy, chemotherapy resistance and cardiovascular disease.  We plan to continue to optimize these compounds and conduct additional preclinical experiments in 2019 to further characterize the effects of our galectin-3 inhibitors on immune processes and fibrosis.  One such compound, GMI-1757, is a dual antagonist of both E-selectin and galectin-3 and was shown to inhibit thrombus formation in a vena cava model and fibrosis in a corneal neovascularization model.  These results were presented during the 2018 meeting of the American Society of Hematology.

Our License Agreement with Pfizer for Rivipansel

Overview

In October 2011, we entered into a license agreement with Pfizer, under which we granted Pfizer an exclusive worldwide license to develop and commercialize rivipansel, for all fields and uses. The products licensed under the agreement also include certain backup compounds, along with modifications of and improvements to rivipansel that meet defined chemical properties.

Under the terms of the agreement, we received a $22.5 million upfront payment and are eligible to earn up to $115.0 million upon the achievement of specified development milestones, including the dosing of the first patients in Phase 3 clinical trials for up to two indications and the first commercial sale of a licensed product in the United States and selected European countries for up to two indications, up to $70.0 million upon the achievement of specified regulatory milestones, including the acceptance of our filings for regulatory approval by regulatory authorities in the United States and Europe for up to two indications, and up to $135.0 million upon the achievement of specified levels of annual net sales of licensed products. We are also eligible to receive tiered royalties for each licensed product, with percentages ranging from the low double digits to the low teens, based on net sales of rivipansel worldwide, subject to reductions in specified circumstances. The first potential milestone payment under the Pfizer agreement was $35.0 million upon the initiation of dosing of the first patient in a Phase 3 trial of rivipansel by Pfizer. Under the license agreement, Pfizer made a $15.0 million non-refundable payment to us in May 2014, and the dosing of the first patient in the Phase 3 clinical trial triggered the remaining $20.0 million milestone payment to us, which we received in August 2015. There have been no additional payments received from Pfizer since 2015.

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

Research Services Agreement with University of Basel

We entered into a research services agreement with the University of Basel, or the University, for the discovery and evaluation of selectin antagonists. The research under this agreement has been completed; however, certain patents covering the rivipansel compound remain subject to provisions of the research services agreement. Under the terms of the research services agreement, if we receive any future milestone payments or royalties from Pfizer with respect to rivipansel, we agreed to pay the University 10% of those amounts, subject to specified exceptions. In 2016, we paid $2.0 million to the University based upon our receipt of a $20.0 million non-refundable milestone payment from Pfizer in 2015. There have been no additional payments due to the University since 2015. The research services agreement remains in effect until we are no longer obligated to make any potential payments.

Intellectual Property

We strive to protect the intellectual property that we believe is important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our drug candidates and their methods of use. We have issued patents directed to rivipansel and methods of use that are expected to expire between 2023 and 2030.  We also have issued patents which cover uproleselan and methods of use that are expected to expire between 2032 and 2033.  In addition, we have several pending patent applications covering uproleselan and/or methods of using it, the last expiring of which, if issued, currently would be predicted to expire in 2038. We also rely on trade secret protection for our confidential and proprietary information and careful monitoring of such information to protect aspects of our business.

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

In the case of rivipansel, the initial process development, manufacturing and scale-up was managed by us and performed under contract by third parties. Under our license agreement with Pfizer, responsibility for manufacturing rivipansel has now transferred to Pfizer. With respect to our other drug candidates, we anticipate continuing to manage process development, scale-up and manufacturing under contracts with third parties. For uproleselan, we expect a significant increase in manufacturing as we scale up for our planned Phase 3 clinical trial and prepare for potential filings for marketing approval.

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

Rivipansel: Sickle Cell Disease

Hydroxyurea and Endari are approved as prophylactic therapies for SCD. Based on publicly available information, we are not aware of any drugs currently approved in the United States as on-demand (as needed) for the treatment of SCD patients experiencing an acute VOC episode. There are a number of compounds that are in clinical development as either on-demand, prophylactic or gene therapy/blood transfusion approaches to treat patients with SCD, including:

•	On Demand Approaches: Modus Therapeutics (sevuparin);

•	Prophylactic Approaches: Novartis Pharmaceuticals Corporation (crizanlizumab, formerly SelG1) and Global Blood Therapeutics (voxelotor, formerly GBT440); and

•

Gene Therapy/Blood Transfusion Approaches: Blue Bird Bio (Lentiglobin BB305); Sangamo Biosciences/Bioverativ (ZFN Knockout); CRISPR Therapeutics/Vertex (CTX001); Intellia/Novartis (BCL11a knockout) and Bellicum Pharmaceuticals (BPX-501).

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

Uproleselan: AML

Our drug discovery, development and commercialization activities in oncology face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. As the treatment landscape for AML changes, there is substantial risk that uproleselan might not provide additional benefit over other existing therapies.

Relapsed/refractory AML, the initial cancer indication for which we intend to commercialize uproleselan, has alternative established therapies.  A key consideration in the treatment of these AML patients is the patient’s suitability for intensive salvage chemotherapy.  The patient population being studied in our ongoing Phase 3 clinical trial of uproleselan includes AML patients deemed able to tolerate salvage chemotherapy.  While there is no commonly accepted single standard approach for salvage chemotherapy, existing options for the treatment of relapsed/refractory AML patients who can tolerate salvage chemotherapy include cytarabine-based combinations.  In addition, we are aware of several other product candidates that are in development as potential treatment options for AML patients. Some of the patient populations being studied for these product candidates in development overlap with the patient population studied in the uproleselan Phase 3 clinical trial.  The existence of established treatment options and the development of competing therapies for relapsed/refractory AML patients could negatively impact our ability to successfully commercialize uproleselan.

The following therapies have been approved by the FDA for the treatment of AML in the past two years:

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

•

MYLOTARGTM  (gemtuzumab ozogamicin), commercialized by Pfizer, which is indicated for the treatment for the treatment of newly-diagnosed CD33-positive AML in adults (in combination with daunorubicin and cytarabine) and for treatment of relapsed or refractory CD33-positive AML in adults and in pediatric patients 2 years and older as a stand-alone treatment;

•

TIBSOVO® (ivosidenib), a prescription medicine commercialized by Agios intended to treat people with AML with an isocitrate dehydrogenase-1 (IDH1) mutation whose disease has come back or has not improved after previous treatments;

•

XOSPATA® (gilteritinib), an oral prescription medicine commercialized by Astellas intended to treat people with AML with a FLT3 gene mutation whose disease has come back or has not improved after previous treatments;

•

DAURISMO (glasdigib), an oral prescription medicine commercialized by Pfizer to be used in combination with low-dose cytarabine, for the treatment of newly-diagnosed AML in adult patients who are ≥75 years old or who have comorbidities that preclude use of intensive induction chemotherapy; and

•

VENCLEXTA® (venetoclax), an oral prescription medicine commercialized by Abbvie/Genentech to be used in combination with azacitidine, or decitabine, or low-dose cytarabine to treat adults with newly-diagnosed AML who are either 75 years of age or older, or have other medical conditions that prevent the use of standard chemotherapy.

While many chemotherapies in development for hematologic malignancies will likely be complementary to uproleselan, there are also therapies in development that could be directly competitive with uproleselan. In particular, there are a number of CXCR4 antagonists in clinical development that target the bone marrow microenvironment in order to mobilize and sensitize cancer cells to chemotherapy, including candidates developed by Sanofi-Aventis (Mozobil), Bristol Myers Squibb (BMS-936564), NOXXON Pharma (NOX-A12), Eli Lilly (LY2510924) and BioLine RX (BL-8040).

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

Orphan Drug Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA or biologics license application. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. We have received orphan drug designation for rivipansel and uproleselan, and we intend to seek orphan drug designation and exclusivity for our other drug candidates whenever it is available.

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

Employees

As of December 31, 2018, we had 50 full-time employees, all of whom are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Legal Proceedings

We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

Customer Concentration and Geographic Information

We did not recognize any material revenue during the years ended December 31, 2018 or 2017. All of our long-lived assets are located in the United States.

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

Since inception, we have incurred significant operating losses. As of December 31, 2018, we had an accumulated deficit of $200.6 million. Since our initial public offering in 2014, we have primarily financed our operations with proceeds from additional registered public offerings of our common stock and milestone payments under our license agreement with Pfizer. We have not generated any meaningful revenue since our inception other than from the upfront and milestone payments from Pfizer.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are still in the early stages of development of our drug candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Although responsibility for further development, regulatory approval and potential commercialization of our first drug candidate, rivipansel, has transferred to Pfizer under our license agreement with them following the completion of our Phase 2 clinical trial, we anticipate that our expenses will increase substantially as we:

•	conduct clinical trials of uproleselan in AML;
•	conduct clinical trials of GMI-1359;
•	continue the research and development of our other drug candidates;
•	seek to discover and develop additional drug candidates;
•	seek regulatory approvals for any drug candidates that successfully complete clinical trials;
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

We believe that our cash and cash equivalents as of December 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements at least through our receipt of top-line results from our Phase 3 clinical trial of uproleselan in individuals with relapsed/refractory AML, which we expect to occur by the end of 2020, without giving effect to any potential milestone payments we may receive under our agreement with Pfizer. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

•	our agreement with Pfizer remaining in effect and our ability to achieve milestones under this and any other license or collaboration agreement that we may enter into in the future;
•	the progress and results of the Phase 3 clinical trial of rivipansel;
•

the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other drug candidates, including our ongoing and planned clinical trials of uproleselan and GMI-1359;

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

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2018, we had federal and state net operating loss carryforwards of $151.5 million, research and development tax credit carryforwards of $8.5 million and $19.6 million of orphan drug tax credit carryforwards. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2026, the research and development tax credits in 2023 and the orphan drug tax credit in 2033. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under federal income tax laws, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the federal tax laws. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We could experience ownership changes in the future that would limit our ability to use our net operating loss carryforwards.

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

We are very early in our development efforts and rivipansel, uproleselan and GMI-1359 are our only drug candidates that are in clinical trials. Our other drug candidates are still in preclinical development. We have not completed the development of any drug candidates, we currently generate no revenue from the sale of any drugs and we may never be able to develop a marketable drug. We have invested substantially all of our efforts and financial resources in the development of our glycomimetics platform, the identification of potential drug candidates using that platform and the development of our drug candidates. Other than with respect to rivipansel, for which our collaborator Pfizer now has the responsibility for further development and commercialization, our ability to generate revenue from our other drug candidates, which we do not expect will occur for many years, if ever, will depend heavily on their successful development and eventual commercialization. The success of those drug candidates will depend on several factors, including:

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

As described in this report, we are currently conducting a Phase 3 clinical trial of our candidate uproleselan, from which we currently expect top-line results to be available by the end of 2020. However, the timing of these preliminary results could be delayed for a number of reasons.  Similarly, we or our current or future collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our or their ability to receive marketing approval or commercialize our drug candidates, including:

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

We or our collaborators may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because our lead drug candidates are intended to treat patients with orphan diseases such as sickle cell disease and AML, our or our collaborators’ ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same or similar indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates. Patient enrollment is also affected by other factors, including:

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

We have limited capabilities for drug development and do not yet have any capabilities for sales, marketing or distribution. Under our license agreement with Pfizer, Pfizer is responsible for all further development, regulatory approval and potential commercialization efforts with respect to rivipansel. Other than rivipansel, uproleselan and GMI-1359, all of our drug candidates are still in preclinical development, and therefore our success is highly dependent on our collaboration with Pfizer. We cannot assure you that Pfizer will continue to develop rivipansel in a timely manner, or at all, or, if it achieves regulatory approval, that Pfizer will successfully commercialize rivipansel. For example, we have announced that Pfizer expects to receive top-line results from the Phase 3 clinical trial of rivipansel by the end of the second quarter of 2019.  As we rely on Pfizer for the conduct of the Phase 3 trial and communications with regulatory agencies, the timing of the top-line results may be further delayed for reasons outside of our control.

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

We currently expect to engage a third-party contract research organization, or CRO, to conduct our ongoing and planned clinical trials for uproleselan and GMI-1359 and any of our other drug candidates that may progress to clinical development. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. Agreements with such third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our drug development activities.

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

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical drugs. Under our license agreement with Pfizer, Pfizer is responsible for the commercialization of rivipansel, our first drug candidate, if it receives regulatory approval. To achieve commercial success for any other drug candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization to market or co-promote such drugs. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

The key competitive factors affecting the success of all of our drug candidates, if approved, are likely to be their safety, efficacy, convenience, price, the level of generic competition and the availability of coverage and reimbursement from government and other third-party payors.  As described above under “Business—Competition,” we expect that both rivipansel and uproleselan will compete with approved therapies and those currently in development by other companies.   To the extent that competitive drugs or drug candidates developed by others are successful in treating our target indications, it could reduce the market opportunity for our drug candidates.

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

There can be no assurance that our drug candidates, if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that third-

party payors’ reimbursement policies will not adversely affect our ability to sell our drug candidates profitably if they are approved for sale.

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

We currently hold $10.0 million of clinical trial insurance coverage in the aggregate for our clinical trials being conducted in the United States, with a per incident limit of $5.0 million, which may not be adequate to cover all liabilities that we may incur. In addition, we have increased our clinical coverage above this amount in foreign countries where we plan to have sites as part of our clinical trials for uproleselan, including Ireland, Australia, Netherlands, Germany and England. We may need to further increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our drug candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

For marketing exclusivity in the treatment of an ongoing VOC episode in sickle cell disease, we expect to rely primarily on the orphan drug designation that the FDA has granted us for rivipansel, which includes the treatment of the complications of sickle cell disease. We have similarly received orphan drug designation for uproleselan from the FDA as well as from the EMA in the European Union as a potential treatment for AML. However, in order to obtain marketing exclusivity in a particular jurisdiction, we must receive the first marketing approval of the drug for its intended indication. In addition, the orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If we experience delays in obtaining approval or if we fail to obtain approval of our drug candidates, the commercial prospects for our drug candidates may be harmed and our ability to generate revenue will be materially impaired.

Even though we have obtained orphan drug designation for our most advanced drug candidate, rivipansel, and for uproleselan, we may not be able to obtain orphan drug marketing exclusivity for these drug candidates or any of our other drug candidates.

Regulatory authorities in some jurisdictions, including the United States and the European Union, or EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We have obtained orphan drug designation from the FDA and the EMA for rivipansel for the treatment of VOC. We have also obtained orphan drug designation from the FDA for uproleselan for the treatment of AML. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and 10 years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

The FDA fast track designation for rivipansel and uproleselan and additional breakthrough therapy designation for uproleselan may not actually lead to a faster development or regulatory review or approval process.

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

Although we have obtained a fast track designation from the FDA for rivipansel to treat VOC and for uproleselan to treat AML and breakthrough therapy designation for uproleselan to treat AML, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Our fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development programs. Our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures or that we will ultimately obtain regulatory approval of rivipansel or uproleselan.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of Rachel King, our President and Chief Executive Officer; John Magnani, our Senior Vice President of Research and Chief Scientific Officer; Helen Thackray, our Senior Vice President of Clinical Development and Chief Medical Officer; and Brian Hahn, our Senior Vice President of Finance and Chief Financial Officer, as well as the other members of our scientific and clinical teams. In particular, we are dependent upon Dr. Magnani for key expertise in carbohydrate chemistry and knowledge of carbohydrate biology with respect to our glycomimetics platform, and the loss of his services would materially impair our future drug discovery efforts. Although we have entered into employment agreements with our executive officers, each of them may currently terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees other than Ms. King.

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

In addition, we have filed registration statements on Form S-8 registering the issuance of shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements are available for sale in the public market subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of our affiliates.

Additionally, some of the holders of our common stock who acquired their shares of our stock prior to the IPO, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially own a majority of our common stock. Further, funds controlled by one investor, New Enterprise Associates, or NEA, beneficially own approximately 21% of our common stock. As a result, NEA is able to significantly influence matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until December 31, 2019.

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

We incur increased costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we incur, and will continue to incur, particularly after we cease to be an “emerging growth company,” significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.

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

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is listed on The Nasdaq Global Market under the symbol “GLYC.”

Dividend Policy

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Stockholders

As of February 28, 2019, we had 43,168,969 shares of common stock outstanding held by approximately 27 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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
3/31/2018
6/30/2018
9/30/2018
12/31/2018

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

ITEM  6.SELECTED FINANCIAL DATA

The following selected financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 is derived from our audited financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The statement of operations data for the years ended December 31, 2015 and 2014, and the balance sheet data as of December 31, 2016, 2015 and 2014, have been derived from our audited financial statements which are not included herein. Our historical results are not necessarily indicative of the results to be expected in the future. The selected financial data should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
(in thousands, except share and per share data)	2018	2017	2016	2015	2014
Statement of Operations Data:
Revenue	$—	$—	$18	$20,071	$15,027
Costs and expenses:
Research and development expense	40,092	24,100	23,282	25,050	19,571
General and administrative expense	11,413	9,832	8,650	7,805	6,596
Total costs and expenses	51,505	33,932	31,932	32,855	26,167
Loss from operations	(51,505)	(33,932)	(31,914)	(12,784)	(11,140)
Other income	3,231	651	104	15	18
Net loss and comprehensive loss	$(48,274)	$(33,281)	$(31,810)	$(12,769)	$(11,122)
Net loss per share of common stock—basic and diluted	$(1.18)	$(1.13)	$(1.50)	$(0.67)	$(0.60)
Weighted average common shares outstanding, basic and diluted	41,044,621	29,395,756	21,256,312	19,010,587	18,452,252

	As of December 31,
(in thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$209,918	$123,925	$40,042	$46,803	$55,199
Total assets	214,839	128,583	42,388	48,462	57,264
Total liabilities	9,375	8,882	7,087	7,991	6,461
Total stockholders’ equity	205,464	119,701	35,301	40,472	50,803

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

Most human proteins are modified by the addition of complex carbohydrates to the surface of the proteins. The addition of these carbohydrate structures affects the functions of these proteins and their interactions with other molecules. Our initial research and development efforts have focused on drug candidates targeting selectins, which are proteins that serve as adhesion molecules and bind to carbohydrates that are involved in the inflammatory component and progression of a wide range of diseases, including hematologic disorders, cancer and cardiovascular disease. Inhibiting specific carbohydrates from binding to selectins has long been viewed as a potentially attractive approach for therapeutic intervention. The ability to successfully develop drug-like compounds that inhibit binding with selectins, known as selectin antagonists, has been limited by the complexities of carbohydrate chemistry. We believe our expertise in carbohydrate chemistry enables us to design selectin antagonists and other glycomimetics that inhibit the disease-related functions of certain carbohydrates in order to develop novel drug candidates to address orphan diseases with high unmet medical needs.

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

Building on our experience with rivipansel, we are developing a pipeline of other glycomimetic drug candidates. Our second glycomimetic drug candidate, uproleselan, is a specific E-selectin inhibitor, which we are developing to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, a life-threatening hematologic cancer, and potentially other hematologic cancers as well. We have completed an initial Phase 1 trial in healthy volunteers for uproleselan, and in May 2017 we completed enrollment in a Phase 1/2 clinical trial in defined populations of patients with AML.  In December 2018, at the annual meeting of the American Society of Hematology, or ASH, we presented clinical data from this Phase 1/2 clinical trial that showed high remission rates and suggested a favorable safety, pharmacokinetic, or PK, and biomarker profile for uproleselan.

In March 2018, we announced our design for a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate uproleselan in individuals with relapsed/refractory AML, which design is aligned with guidance received from the FDA. Based on consultations with the FDA, the single pivotal trial is planned to enroll approximately 380 adult patients with relapsed or refractory AML at centers in the United States, Canada, Europe and Australia. Enrollment began in the fourth quarter of 2018. The primary efficacy endpoint will be overall survival; importantly, the FDA has advised us that data on overall survival will not need to be censored for transplant in the primary efficacy analysis, meaning that patients who proceed to transplant will continue to be included as part of the survival analysis. All patients will be treated with standard chemotherapy of either MEC (mitoxantrone, etoposide and cytarabine) or FAI (fludarabine, cytarabine and idarubicin), with approximately half of the patients randomized to receive uproleselan in addition to chemotherapy. Patients receiving uproleselan will be dosed for one day prior to initiation of chemotherapy, twice a day through the chemotherapy regimen, and then for two days after the end of chemotherapy, which was the same regimen as in the Phase 2 portion of the Phase 1/2 trial. The dose regimen will be fixed, rather than weight-based, which we believe will simplify administration. We plan to offer up to three cycles of consolidation therapy in both arms of the trial for patients who achieve remission. We believe that multiple cycles of treatment in patients who respond may drive an even deeper response in patients treated with uproleselan. If this is the case, it could lengthen the duration of remission with potential for additional benefit on survival. Key secondary endpoints of the Phase 3 trial will include the incidence of severe mucositis and remission rate, which will be assessed in a hierarchical fashion to provide supportive data. We expect to have top-line results from this trial by the end of 2020.

Uproleselan received orphan drug designation from the FDA in May 2015 for the treatment of patients with AML. In June 2016, uproleselan received fast track designation from the FDA for the treatment of adult patients with relapsed or refractory AML and elderly patients aged 60 years or older with AML. In May 2017, uproleselan received Breakthrough Therapy designation from the FDA for the treatment of adult patients with relapsed or refractory AML. In May 2017, the European Commission, based on a favorable recommendation from the EMA Committee for Orphan Medicinal Products, granted orphan designation for uproleselan for the treatment of patients with AML. We recently received a response from the EMA to our request for scientific advice with respect to our MAA development plan of uproleselan for the treatment of AML. Based on this guidance, we intend to conduct trials in Europe and pursue regulatory approval.

In May 2018, we signed a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, part of the National Institutes of Health. Under the terms of the CRADA, we will collaborate with both the NCI and the Alliance for Clinical Trials in Oncology to conduct a Phase 2/3 randomized, controlled clinical trial testing the addition of uproleselan to a standard cytarabine/daunorubicin chemotherapy regimen (7&3) in older adults with previously untreated AML who are suitable for intensive chemotherapy. The primary endpoint will be overall survival, which is defined as the time from the date of randomization to death from any cause, with a planned interim analysis based on event-free survival after the first 250 patients have been enrolled in the trial. The full trial is expected to enroll approximately 670 patients.  Under the terms of the CRADA, the NCI may also fund additional research, including clinical trials involving pediatric patients with AML as well as preclinical experiments and clinical trials evaluating alternative chemotherapy regimens. We will supply uproleselan as well as provide financial support to augment data analysis and monitoring for the Phase 3 program. We expect that this trial will open for enrollment in early 2019.

In February 2018, we entered into an agreement with the Haemato Oncology Foundation for Adults in the Netherlands, or HOVON, to initiate and conduct a Phase 2 clinical trial to evaluate uproleselan in adults with newly diagnosed AML but who cannot tolerate intensive chemotherapy, as well as in patients with myelodysplastic syndrome, or MDS, and a high risk of leukemia. The HOVON trial will be the first to evaluate uproleselan, together with decitabine, in this underserved population of AML and MDS patients; these two populations represent a significant potential indication expansion opportunity for uproleselan. HOVON intends to enroll approximately 140 patients in the clinical trial, including a control arm. Patients will be evaluated after three cycles of therapy, and key efficacy endpoints will include remission rate, disease-free survival and overall survival. The trial is anticipated to be conducted in five countries across Europe.

We are also developing an additional drug candidate, GMI-1359, that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. Since E-selectin and CXCR4 are implicated in the retention of cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone marrow, such as AML and multiple myeloma, and solid tumors that often metastasize to bone, such as breast and prostate cancer, as compared to targeting CXCR4 alone. We recently completed a Phase 1 single-dose escalation trial of GMI-1359 in healthy volunteers. In this trial, volunteer participants received a single injection of GMI-1359, after which they were evaluated for safety, tolerability and PK. This randomized, double-blind, placebo-controlled, dose-escalation trial was conducted at a single site in the United States. GMI-1359 was generally well tolerated in this trial, with no subjects experiencing serious adverse events. We anticipate initiating a Phase 1b trial of GMI-1359 in patients with metastatic breast cancer in 2019.

In addition to our programs described above, we are also advancing other preclinical-stage programs. These programs include small-molecule glycomimetic compounds that inhibit the protein galectin-3, which we believe may have potential to be used for the treatment of fibrosis, cancer and cardiovascular disease.

We commenced operations in 2003, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our glycomimetics platform, identifying potential drug candidates, undertaking preclinical studies and conducting, both alone and in collaboration with third parties, clinical trials of rivipansel, uproleselan and GMI-1359. To date, we have financed our operations primarily through private placements of our securities, up-front and milestone payments under our license agreement with Pfizer, the net proceeds from our IPO in January 2014 and additional public offerings of common stock in 2016, 2017 and 2018, as well as proceeds from sales of common stock under at-the-market sales facilities with Cowen and Company LLC, or Cowen. We have no approved drugs currently available for sale, and substantially all of our revenue to date has been revenue from the up-front and milestone payments from Pfizer, although we have received nominal amounts of revenue under research grants.

Prior to our IPO, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was an up-front payment under our license agreement with Pfizer and $64.1 million was from the sale of our convertible promissory notes and convertible preferred stock. The IPO provided us with net proceeds of $57.2 million, and we received a non-refundable milestone payment from Pfizer in May 2014 of $15.0 million. In August 2015, we received another non-refundable milestone payment from Pfizer of $20.0 million following the dosing of the first patient in the Phase 3 clinical trial of rivipansel. We received an additional $19.7 million in net proceeds from our public offering in June 2016, $86.8 million in net proceeds from our public offering in May 2017 and $128.4 million in net proceeds from our public offering in March 2018. During the years ended December 31, 2016 and 2017, we received an aggregate of $30.5 million of net proceeds from sales of our common stock pursuant to our sales agreements with Cowen. There were no securities sold during the year ended December 31, 2018 under our sales agreement with Cowen.

Since inception, we have incurred significant operating losses. We have generated cumulative revenue of $58.6 million since our inception through December 31, 2018 primarily consisting of the $22.5 million up-front payment from Pfizer in 2011, the $15.0 million non-refundable milestone payment in May 2014 and the $20.0 million non-refundable milestone payment in August 2015. We had an accumulated deficit of $200.6 million as of December 31, 2018, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our license agreement with Pfizer, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

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

To fund further operations, we will need to raise capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations at least through our receipt of the top-line results from our Phase 3 clinical trial of uproleselan in individuals with relapsed/refractory AML, which we currently expect to occur by the end of 2020. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Our License Agreement with Pfizer

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

The first potential milestone payment under the Pfizer agreement was $35.0 million upon the initiation of dosing of the first patient in a Phase 3 clinical trial of rivipansel by Pfizer. Under the agreement, Pfizer made a $15.0 million non-refundable milestone payment to us in May 2014, which we recognized as revenue in May 2014, when earned, and the dosing of the first patient in the Phase 3 clinical trial in June 2015 triggered the remaining $20.0 million milestone payment to us. We recorded the $20.0 million milestone payment as revenue in June 2015. There have been no milestone payments received from Pfizer since the year ended December 31, 2015.

We entered into a research services agreement with the University of Basel, or the University, for the discovery and evaluation of selectin antagonists. The research under this agreement has been completed; however, certain patents covering the rivipansel compound remain subject to provisions of the research services agreement. Under the terms of the Research Agreement, we will owe to the University 10% of all future milestone and royalty payments received from Pfizer with respect to rivipansel. There have been no additional payments due to the University since the year ended December 31, 2015.

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

Revenue Recognition

Effective January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method.  Under this method, we would have been required, if needed, to revise our financial statements for the years ended December 31, 2016 and 2017, and applicable interim periods within those years, as if Topic 606 had been effective for those periods. We have determined that there was no impact from the adoption of Topic 606 on our revenue for those years and interim periods and therefore that no revisions were required.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration agreements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods and services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and identify, as a performance obligation, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We enter into licensing agreements which are within the scope of Topic 606, under which we license certain of our product candidates’ rights to third parties.  The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of the licensed product. In determining the appropriate amount of revenue to be recognized as we fulfill our obligation under our agreements, we perform the five steps described above. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement of personnel costs, discount rates and probabilities of technical and regulatory success.

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

Milestone Payments: At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal will not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in their period of adjustment.

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

Stock-Based Compensation

We issue stock-based compensation awards to our employees and non-employee directors, including stock options. We measure stock-based compensation expense related to these awards based on the fair value of the award on the date of grant and recognize stock-based compensation expense on a straight-line basis over the requisite service period of the awards, which generally equals the vesting period. We grant stock options with exercise prices equal to the estimated fair value of our common stock on the date of grant. Effective on January 1, 2017 with the adoption of Accounting Standards Update, or ASU, No. 2016-09, we have elected to account for forfeitures as they occur. We have selected the Black-Scholes-Merton option pricing model to determine the fair value of stock option awards, which requires the input of various assumptions that require management to apply judgment and make assumptions and estimates, including:

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

Expected Volatility—Expected volatility is based on the historical volatilities of a peer group of comparable publicly traded companies with drug candidates in similar stages of development along with our historical volatility since our public offering.

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

Income Taxes

On December 22, 2017, the president signed into law the Tax Cuts and Jobs Act (H.R. 1), or the Act. The Act included a number of changes in existing tax law impacting businesses. One of the most significant changes was a permanent reduction in the corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. However, we were required to recognize the effect of this rate change on our deferred tax assets and liabilities in 2017, the year in which the tax rate change was enacted. The net deferred tax asset represented the expected corporate tax benefits anticipated to be realized in the future. As a result of the reduction in rate, our deferred tax assets was revalued with a reduction of $15.2 million, which was offset by the related reduction in our valuation allowance. The SEC staff issued Staff Accounting Bulletin, or SAB, No. 118, which allowed us to record provisional amounts during a measurement period. The provisional analysis of the income tax effects was completed with no adjustments to the estimated provision in the year ended December 31, 2018.

We recorded deferred tax assets of $74.9 million as of December 31, 2018, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of federal and state tax net operating loss, or NOL, carryforwards and research and development tax credit carryforwards. As of December 31, 2018, we had federal and state NOL carryforwards of $151.5 million, research and development tax credit carryforwards of $8.5 million, and $19.6 million of orphan drug tax credit carryforwards available to reduce future taxable liabilities. A portion of the net operating loss carryforwards will begin to expire in 2026, the research and development tax credits in 2023 and the orphan drug tax credit in 2033. In general, if we experience a greater than 50 percentage point aggregate change in ownership of specified significant stockholders over a three-year period, utilization of our pre-change NOL carryforwards and other pre-change tax attributes will be subject to an annual limitation under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, and similar state laws. Such limitations may result in expiration of a portion of the NOL and tax credit carryforwards before utilization and may be substantial. If we experience a Section 382 ownership change as a result of changes in our stock ownership, some of which changes may be outside our control, the tax benefits related to the NOL and tax credit carryforwards may be further limited or lost.

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

Other Income

Other income consists of interest income earned on our cash and cash equivalents. Other income increased by $2.6 million to $3.2 million for the year ended December 31, 2018, from $651,000 in the year ended December 31, 2017, due to higher cash balances in 2018 over 2017.

Results of Operations for the Years Ended December 31, 2018 and 2017

The following table sets forth our results of operations for the years ended December 31, 2018 and 2017.

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2018	2017	CHANGE
Revenue	$—	$—	$—
Costs and expenses:
Research and development expense	40,092	24,100	15,992
General and administrative expense	11,413	9,832	1,581
Total costs and expenses	51,505	33,932	17,573
Loss from operations	(51,505)	(33,932)	(17,573)
Interest income	3,231	651	2,580
Net loss and comprehensive loss	$(48,274)	$(33,281)	$(14,993)

Research and Development Expense

Research and development expense increased by $16.0 million to $40.1 million for the year ended December 31, 2018, from $24.1 million in the year ended December 31, 2017, reflecting an increase of 66%. These increases were primarily the result of higher manufacturing costs for uproleselan clinical supplies for our Phase 3 clinical trial and to meet our supply obligations for clinical trials of uproleselan conducted by or in collaboration with third parties.  Personnel-related and stock-based compensation expenses increased due to an increase in clinical headcount and annual stock option awards granted in the first quarter of 2018.

The following table summarizes our research and development expense by functional area for the years ended December 31, 2018 and 2017:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2018	2017	CHANGE
Clinical development	$5,450	$5,700	$(250)
Manufacturing and formulation	20,692	6,625	14,067
Contract research services, consulting and other costs	2,511	1,575	936
Laboratory costs	2,004	1,923	81
Personnel-related	7,726	6,996	730
Stock-based compensation	1,709	1,281	428
Research and development expense	$40,092	$24,100	$15,992

The following table summarizes our research and development expense by drug candidate for the years ended December 31, 2018 and 2017:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2018	2017	CHANGE
Uproleselan	$26,775	$12,488	$14,287
GMI-1359	348	806	(458)
Other research and development	3,534	2,529	1,005
Personnel-related and stock-based compensation	9,435	8,277	1,158
Research and development expense	$40,092	$24,100	$15,992

General and Administrative Expense

The following table sets forth the components of our general and administrative expense for the year ended December 31, 2018 and 2017:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2018	2017	CHANGE
Personnel-related	$3,553	$3,183	$370
Stock-based compensation	2,878	2,480	398
Legal, consulting and other professional expenses	4,157	3,466	691
Other	825	703	122
General and administrative expense	$11,413	$9,832	$1,581

General and administrative expense increased for the year ended December 31, 2018 by $1.6 million, or 16%, compared to 2017 primarily due to an increase in legal and patent expenses as well as labor-related costs and stock-based compensation expense. Patent expenses were higher due to an increase in the number of invention disclosures which resulted in an increase in the number of patent applications filed. Personnel-related and stock-based compensation expenses increased due to additional headcount in 2018, annual salary adjustments for general and administrative personnel, and annual stock option awards granted in the first quarter of 2018.

Results of Operations for the Years Ended December 31, 2017 and 2016

The following table sets forth our results of operations for the years ended December 31, 2017 and 2016.

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2017	2016	CHANGE
Revenue	$—	$18	$(18)
Costs and expenses:
Research and development expense	24,100	23,282	818
General and administrative expense	9,832	8,650	1,182
Total costs and expenses	33,932	31,932	2,000
Loss from operations	(33,932)	(31,914)	(2,018)
Interest income	651	104	547
Net loss and comprehensive loss	$(33,281)	$(31,810)	$(1,471)

Research and Development Expense

Research and development expense increased by $0.8 million to $24.1 million for the year ended December 31, 2017, from $23.3 million in the year ended December 31, 2016, reflecting an increase of 4%. This increase was primarily due to the manufacturing costs related to clinical supplies for uproleselan as we advanced towards our Phase 3 clinical trial. These increases were offset by a decrease in clinical development expenses as the uproleselan Phase 2 clinical trial enrollment was completed in May 2017. In addition, personnel-related and stock-based compensation expenses increased in 2017 by approximately $0.9 million due to an increase in labor-related costs and stock-based compensation expense.

The following table summarizes our research and development expense by functional area for the years ended December 31, 2017 and 2016:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2017	2016	CHANGE
Clinical development	$5,700	$7,729	$(2,029)
Manufacturing and formulation	6,625	4,449	2,176
Contract research services, consulting and other costs	1,575	1,998	(423)
Laboratory costs	1,923	1,719	204
Personnel-related	6,996	6,354	642
Stock-based compensation	1,281	1,033	248
Research and development expense	$24,100	$23,282	$818

The following table summarizes our research and development expense by drug candidate for the years ended December 31, 2017 and 2016:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2017	2016	CHANGE
Uproleselan	$12,488	$10,483	$2,005
GMI-1359	806	2,875	(2,069)
Other research and development	2,529	2,537	(8)
Personnel-related and stock-based compensation	8,277	7,387	890
Research and development expense	$24,100	$23,282	$818

General and Administrative Expense

The following table sets forth the components of our general and administrative expense for the year ended December 31, 2017 and 2016:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2017	2016	CHANGE
Personnel-related	$3,183	$2,829	$354
Stock-based compensation	2,480	1,932	548
Legal, consulting and other professional expenses	3,466	3,249	217
Other	703	640	63
General and administrative expense	$9,832	$8,650	$1,182

General and administrative expense increased for the year ended December 31, 2017 by $1.2 million, or 14%, compared to 2016 primarily due to an increase in labor-related costs and stock-based compensation expense.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through private placements of our capital stock, our IPO, sales agreements with Cowen, our public offerings in June 2016, May 2017 and March 2018 and upfront and milestone payments from Pfizer. As of December 31, 2018, we had $209.9 million in cash and cash equivalents.

We are potentially eligible to earn a significant amount of milestone payments and royalties under our agreement with Pfizer. Our ability to earn these payments and their timing is dependent upon the outcome of Pfizer’s activities and is uncertain at this time.

In June 2016, we completed a public offering in which we sold 3,476,793 shares of our common stock at a price to the public of $6.10 per share. We received net proceeds of $19.7 million from this offering, after deducting underwriting discounts, commissions and other offering expenses.

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

In March 2016, we entered into an at-the-market sales agreement with Cowen to sell shares of our common stock having an aggregate offering price of up to $40.0 million through Cowen acting as our sales agent. During the year ended December 31, 2017, we sold an aggregate of 1,388,647 shares of our common stock under the at-the-market facility, for net proceeds of $7.4 million. We and Cowen terminated the agreement in May 2017. As of its termination, we had sold an aggregate of 2,057,438 shares for net proceeds of $11.3 million under the at-the-market facility.

In September 2017, we entered into a new at-the-market sales agreement with Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen acting as our sales agent. As of December 31, 2017, we have sold an aggregate of 1,600,000 shares of our common stock under the new at-the-market facility, for net proceeds of $19.3 million. There were no sales under this agreement in the year ended December 31, 2018.

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

A change in the outcome of any of these variables with respect to the development of any of our drug candidates would significantly change the costs and timing associated with the development of that drug candidate. Because our drug candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements, including our existing license agreement with Pfizer. Except for Pfizer’s obligation to make milestone payments under our agreement with them, we do not have any committed external source of liquidity.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements at least through our receipt of the top-line results from our Phase 3 clinical trial of uproleselan in individuals with relapsed/refractory AML, which we currently expect to occur by the end of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2018, 2017 and 2016.

	YEAR ENDED DECEMBER 31,
(in thousands)	2018	2017	2016
Net cash provided by (used in):
Operating activities	$(43,331)	$(29,768)	$(29,731)
Investing activities	(126)	(294)	(704)
Financing activities	129,450	113,945	23,674
Net change in cash and cash equivalents	$85,993	$83,883	$(6,761)

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

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Operating Activities

Net cash used in operating activities was $43.3 million during the year ended December 31, 2018 compared to $29.8 million during the year ended December 31, 2017. The increase was primarily the result of ongoing costs associated with our uproleselan clinical development programs, which for 2018 also included significant manufacturing costs and costs associated with the start-up activities for the Phase 3 clinical trial, as described above.

Investing Activities

Net cash used in investing activities was $126,000 for the year ended December 31, 2018 compared to $294,000 during the year ended December 31, 2017. Net cash used in investing activities for the years ended December 31, 2018 and 2017 related to the costs associated with purchases of scientific equipment and computers.

Financing Activities

Net cash provided by financing activities of $129.4 million during the year ended December 31, 2018 consisted of the net proceeds of $128.4 million from our public offering in March 2018 and $1.0 million in proceeds from stock option and warrant exercises. Net cash provided by financing activities of $113.9 million during the year ended December 31, 2017 reflected net proceeds received from our public offering of $86.8 million in May 2017, $26.7 million received from our at-the-market facilities with Cowen and $0.4 million in proceeds from stock option exercises.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Operating Activities

Net cash used in operating activities was $29.8 million during the year ended December 31, 2017 compared to $29.7 million during the year ended December 31, 2016. For the year ended December 31, 2017, there was an increase in cash outlays to reserve manufacturing facilities for the anticipated future production of uproleselan. These prepaid expenses were offset by a decrease in costs for clinical expenses related to uproleselan and GMI-1359.

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

Contractual Obligations

As of December 31, 2018, our significant contractual obligations consisted solely of rent obligations under a non-cancelable lease, as amended, for our current office space in Rockville, Maryland, which has a term through October 2023.

The following table depicts our obligations under this lease as of December 31, 2018.

	Payments Due by Period
							After
	Total	2019	2020	2021	2022	2023	2023
	(In thousands)
Operating lease	$5,016	$990	$1,014	$1,040	$1,066	$906	$—

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

ITEM  7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2018 and 2017, we had cash and cash equivalents of $209.9 million and $123.9 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

ITEM  9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(b) of the Sarbanes Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, management's report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

We will file a definitive proxy statement for our 2019 annual meeting of stockholders, or the 2018 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2019 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the relevant information to be included in the 2019 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM  11.EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the relevant information to be included in the 2019 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the relevant information to be included in the 2019 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the relevant information to be included in the 2019 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

ITEM  14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the relevant information to be included in the 2019 Proxy Statement under the caption “Ratification of Selection of Independent Auditors.”

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statements Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen stock certificate evidencing shares of Common Stock.

10.1*(4)	License Agreement, dated as of October 7, 2011, as amended to date, by and between the Registrant and Pfizer Inc.

10.2(5)	Second Amended and Restated Investor Rights Agreement, dated as of October 20, 2009, by and among the Registrant and certain of its stockholders.

10.3+(6)	2003 Stock Incentive Plan, as amended.

10.4+(7)	Form of Incentive Stock Option Agreement under 2003 Stock Incentive Plan.

10.5+(8)	Form of Nonqualified Stock Option Agreement under 2003 Stock Incentive Plan.

10.6+(9)	2013 Equity Incentive Plan.

Exhibit Number	Description of Document

10.7+(10)	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan.

10.8+(11)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan.

10.9+(12)	2013 Employee Stock Purchase Plan.

10.10+(13)	Form of Indemnification Agreement.

10.11+(14)	Amended and Restated Employment Agreement, dated as of January 15, 2014, by and between the Registrant and Rachel King.

10.12+(15)	Amended and Restated Employment Agreement, dated as of January 15, 2014, by and between the Registrant and Brian Hahn.

10.13+(16)	Amended and Restated Employment Agreement, dated as of January 15, 2014, by and between the Registrant and Helen Thackray.

10.14+(17)	Executive Employment Agreement, dated as of May 19, 2003, by and between the Registrant and John Magnani.

10.15+(18)	Non-Employee Director Compensation Policy.

10.16(19)	Lease Agreement, dated July 23, 2014, by and between the Registrant and BMR-Medical Center Drive, LLC.

10.17(20)	Sales Agreement, dated September 28, 2017 by and between the Registrant and Cowen and Company, LLC.

10.18(21)	First Amendment to Lease, dated March 24, 2016, by and between the Registrant and BMR-Medical Center Drive LLC.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (contained on signature page hereto).

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description of Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(5)	Previously filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(6)	Previously filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(7)	Previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(8)	Previously filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(9)

Previously filed as Exhibit 10.11 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.

(10)

Previously filed as Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.

(11)

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

(14)	Previously filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on March 31, 2014, and incorporated by reference herein.
(15)	Previously filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on March 31, 2014, and incorporated by reference herein.

(16)	Previously filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on March 31, 2014, and incorporated by reference herein.
(17)	Previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on March 31, 2014, and incorporated by reference herein.
(18)

Previously filed as Exhibit 10.17 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on December 20, 2013, and incorporated by reference herein.

(19)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on July 28, 2014, and incorporated by reference herein.
(20)	Previously filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-220697), filed with the Commission on September 28, 2017, and incorporated by reference herein.
(21)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on March 29, 2016, and incorporated by reference herein.

ITEM  16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLYCOMIMETICS, INC.

By:	/s/ Rachel K. King
Rachel K. King
President and Chief Executive Officer

March 6, 2019

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

Signature	Title	Date

/s/ Rachel K. King Rachel K. King	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2019

/s/ Brian M. Hahn Brian M. Hahn	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2019

/s/ Patricia S. Andrews Patricia S. Andrews	Director	March 6, 2019

/s/ M. James Barrett, Ph.D. M. James Barrett, Ph.D.	Director	March 6, 2019

/s/ Mark A. Goldberg M.D. Mark A. Goldberg M.D.	Director	March 6, 2019
/s/ Scott T. Jackson Scott T. Jackson	Director	March 6, 2019
/s/ Daniel M. Junius Daniel M. Junius	Director	March 6, 2019

/s/ Scott Koenig, M.D., Ph.D. Scott Koenig, M.D., Ph.D.	Director	March 6, 2019

/s/ John L. Magnani, Ph.D. John L. Magnani, Ph.D.	Director	March 6, 2019

/s/ Timothy Pearson Timothy Pearson	Director	March 6, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of GlycoMimetics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GlycoMimetics, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with U.S. generally accepted accounting principles.

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
Baltimore, Maryland
March 6, 2019

GLYCOMIMETICS, INC.

Balance Sheets

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$209,917,595	$123,924,738
Prepaid expenses and other current assets	2,351,524	3,294,884
Total current assets	212,269,119	127,219,622
Property and equipment, net	957,226	1,106,899
Prepaid research and development expenses	1,560,607	204,364
Deposits	52,320	52,320
Total assets	$214,839,272	$128,583,205
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$2,663,579	$2,647,091
Accrued bonuses	1,727,184	1,883,051
Accrued expenses	4,273,620	3,566,607
Deferred rent	98,771	78,028
Total current liabilities	8,763,154	8,174,777
Deferred rent, net of current portion	611,623	707,003
Total liabilities	9,374,777	8,881,780
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 43,160,751 shares issued and outstanding at December 31, 2018; 100,000,000 shares authorized, 34,359,799 shares issued and outstanding at December 31, 2017	43,159	34,358
Additional paid-in capital	405,972,075	271,944,173
Accumulated deficit	(200,550,739)	(152,277,106)
Total stockholders’ equity	205,464,495	119,701,425
Total liabilities and stockholders’ equity	$214,839,272	$128,583,205

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2018	2017	2016
Revenue	$—	$—	$18,500

Costs and expenses:
Research and development expense	40,091,773	24,100,092	23,281,820
General and administrative expense	11,413,050	9,832,188	8,650,165
Total costs and expenses	51,504,823	33,932,280	31,931,985
Loss from operations	(51,504,823)	(33,932,280)	(31,913,485)
Interest income	3,231,190	651,212	103,647
Net loss and comprehensive loss	$(48,273,633)	$(33,281,068)	$(31,809,838)
Basic and diluted net loss per common share	$(1.18)	$(1.13)	$(1.50)
Basic and diluted weighted average number of common shares	41,044,621	29,395,756	21,256,312

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2015	19,050,204	$19,049	$127,619,078	$(87,166,473)	$40,471,654
Issuance of common stock, net of issuance costs	4,145,584	4,146	23,597,809	—	23,601,955
Exercise of options and warrants	54,235	54	72,539	—	72,593
Stock-based compensation	—	—	2,964,767	—	2,964,767
Net loss	—	—	—	(31,809,838)	(31,809,838)
Balance at December 31, 2016	23,250,023	23,249	154,254,193	(118,976,311)	35,301,131
Cumulative adjustment upon implementation of ASU No. 2016-09 for stock-based compensation forfeitures	—	—	19,727	(19,727)	—
Issuance of common stock, net of issuance costs	11,038,647	11,038	113,536,146	—	113,547,184
Exercise of options	71,129	71	373,305	—	373,376
Stock-based compensation	—	—	3,760,802	—	3,760,802
Net loss	—	—	—	(33,281,068)	(33,281,068)
Balance at December 31, 2017	34,359,799	34,358	271,944,173	(152,277,106)	119,701,425
Issuance of common stock, net of issuance costs	8,050,000	8,050	128,417,030	—	128,425,080
Exercise of options and warrants	750,952	751	1,023,774	—	1,024,525
Stock-based compensation	—	—	4,587,098	—	4,587,098
Net loss	—	—	—	(48,273,633)	(48,273,633)
Balance at December 31, 2018	43,160,751	$43,159	$405,972,075	$(200,550,739)	$205,464,495

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(48,273,633)	$(33,281,068)	$(31,809,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	275,123	263,541	190,540
Loss on disposal of property and equipment	168	—	—
Stock-based compensation expense	4,587,098	3,760,802	2,964,767
Changes in assets and liabilities:
Prepaid expenses and other current assets	943,360	(2,816,381)	(36,693)
Prepaid research and development expenses	(1,356,243)	555,167	(63,000)
Deposits	—	—	(52,320)
Accounts payable	16,488	1,061,880	1,000,975
Accrued expenses and bonuses	551,146	724,797	(2,504,179)
Deferred rent	(74,637)	(37,099)	578,483
Net cash used in operating activities	(43,331,130)	(29,768,361)	(29,731,265)

Investing activities
Purchases of property and equipment	(125,618)	(294,107)	(704,202)
Net cash used in investing activities	(125,618)	(294,107)	(704,202)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	128,425,080	113,572,189	23,601,955
Proceeds from exercise of stock options and warrants	1,024,525	373,376	72,593
Net cash provided by financing activities	129,449,605	113,945,565	23,674,548
Net change in cash and cash equivalents	85,992,857	83,883,097	(6,760,919)
Cash and cash equivalents, beginning of period	123,924,738	40,041,641	46,802,560
Cash and cash equivalents, end of period	$209,917,595	$123,924,738	$40,041,641

Non-cash investing and financing activities
Property acquisition costs included in accounts payable and accrued expenses	$—	$20,000	$21,292
Issuance costs associated with financing included in accounts payable and accrued expenses	$—	$25,005	$—

See accompanying notes.

GLYCOMIMETICS, INC.

Notes to Financial Statements

1. Description of the Business

GlycoMimetics, Inc. (the Company), a Delaware corporation headquartered in Rockville, Maryland, was incorporated in 2003. The company is a clinical stage biotechnology company focused on the discovery and development of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. Glycomimetics are molecules that mimic the structure of carbohydrates involved in important biological processes. Using its expertise in carbohydrate chemistry and knowledge of carbohydrate biology, the Company is developing a pipeline of proprietary glycomimetics that inhibit disease-related functions of carbohydrates, such as the roles they play in inflammation, cancer and infection.

The Company’s executive personnel have devoted substantially all of their time to date to the planning and organization of the Company, the process of hiring scientists, initiating research and development programs and securing adequate capital for anticipated growth and operations. The Company has not commercialized any of its drug candidates and planned commercial operations have not commenced. The Company has incurred significant losses in the development of its drug candidates. The Company has not generated revenues from product sales. As a result, the Company has consistently reported negative cash flows from operating activities and net losses, had an accumulated deficit of $200,550,739 at December 31, 2018 and expects to continue incurring losses for the foreseeable future.

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

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents. The fair values of the financial instruments approximated their carrying values at December 31, 2018 and 2017, due to their short-term maturities. The Company accounts for recurring and nonrecurring fair value measurements in accordance with ASC 820, Fair Value Measurements. ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value, and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of December 31, 2018 and 2017. The carrying value of cash held in money market funds of approximately $207.9 million and $121.9 million as of December 31, 2018 and 2017, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of the carrying value of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant, and Equipment. ASC 360 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2018 and 2017, the Company determined that there were no impaired assets and had no assets held for sale.

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

The Company enters into licensing agreements which are within the scope of Topic 606, under which it licenses certain of its product candidates’ rights to third parties. The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of the licensed product, if and when earned. In determining the appropriate amount of revenue to be recognized as it fulfills its obligation under each of its agreements, the Company performs the five steps under ASC 606 as described above. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement of personnel costs, discount rates and probabilities of technical and regulatory success.

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

The Company has entered into a license agreement (the Pfizer Agreement) with Pfizer Inc. (Pfizer) in October 2011. The Pfizer Agreement calls for a non-refundable up-front payment and milestone payments upon achieving significant milestone events. The Pfizer Agreement also contemplates royalty payments on future sales of an approved product. There are no performance, cancellation, termination or refund provisions in the Pfizer Agreement that contain material financial consequences to the Company. For a complete discussion of the Company’s accounting for the Pfizer Agreement, see Note 10, “Research and License Agreements.”

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

Expected Forfeiture Rate—Effective with the adoption of Accounting Standards Update (ASU) No. 2016-09 on January 1, 2017, Compensation – Stock Compensation  (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company has elected to account for forfeitures as they occur. The forfeiture rate is the estimated percentage of options granted that is expected to be forfeited or canceled on an annual basis before becoming fully vested.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the years ended December 31, 2018, 2017 and 2016, the Company’s net loss was equal to comprehensive loss and, accordingly, no additional disclosure is presented.

Adopted Accounting Standards

In May 2014, the FASB issued Topic 606, Revenue from Contracts with Customers, which amended the guidance for accounting for revenue from contracts with customers. Topic 606 superseded the revenue recognition requirements in ASC Topic 605, Revenue Recognition. The Company adopted this new standard on January 1, 2018 using the full retrospective transition method. The Company evaluated the Pfizer Agreement to determine the impact of the new revenue standard on the up-front and milestone payments within the Pfizer Agreement and determined that the transition to the new revenue standard had no material impact on the prior financial statements presented. There were no financial statement line items affected by the transition. For further discussion on the adoption of this standard, see “Revenue Recognition” above and Note 10, “Research and License Agreements.”

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. The guidance changed the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The new guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The Company adopted this ASU as of January 1,

2018. The adoption of this ASU had no impact on the Company’s financial statements for the year ended December 31, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting conditions or classification of the award is not the same immediately before and after a change to the terms and conditions of the award.  The Company adopted this ASU on a prospective basis as of January 1, 2018. The adoption of this ASU had no impact on the Company’s financial statements for the year ended December 31, 2018.

Accounting Standards Not Yet Adopted

In August 2018, the U.S. Securities and Exchange Commission (SEC) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification.  This final rule amends certain disclosure requirements that are redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective for the Company for all filings made on or after November 5, 2018. The SEC staff clarified that the first presentation of the changes in shareholders' equity may be included in the first Form 10-Q for the quarter that begins after the effective date of the amendments. The adoption of the final rule did not have a material impact on the Company’s consolidated financial statements. The Company will change its presentation of stockholder’s equity in the first quarter of 2019.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position as right-of-use assets and lease liabilities by lessees. The provisions of ASU No. 2016-02 are to be applied using a modified retrospective approach and are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The Company has elected the transition option provided under ASU No. 2018-11, which will not require adjustments to comparative periods nor require modified disclosures in those comparative periods. In addition, the Company elected the transition package of practical expedients permitted within the new standard, which among other things, allows the carryforward of the historical lease classification. Adoption of the standard will result in the recognition of right-of-use assets and related lease liabilities for operating leases of approximately $3.6 million and $4.3 million, respectively, as of January 1, 2019. The difference between these amounts will be comprised of adjustments related to unamortized balances of deferred rent, lease incentives, and prepaid rent existing as of the effective date. The adoption of the standard is not expected to materially affect net earnings.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The provisions of ASU 2018-07 are effective for reporting periods beginning after December 15, 2018, including interim periods within that fiscal year. Upon transition, the Company will be required to measure these nonemployee awards at fair value as of the adoption date.  The Company adopted this ASU as of January 1, 2019. The adoption of this ASU is expected to have an immaterial impact on the Company’s financial statements for the year ending December 31, 2019.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The amendment clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. The amendment also adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. Lastly, the amendment requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating these clarifications in the accounting and presentation for its collaborative arrangements within the scope of Topic 808.

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Net loss	$(48,273,633)	$(33,281,068)	$(31,809,838)
Basic and diluted net loss per common share	$(1.18)	$(1.13)	$(1.50)
Basic and diluted weighted average common shares outstanding	41,044,621	29,395,756	21,256,312

The following potentially dilutive securities outstanding at December 31, 2018, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	2018	2017	2016
Warrants	—	553,868	553,868
Stock options and restricted stock units	3,937,167	3,399,124	2,817,674

4. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets at December 31:

	2018	2017
Prepaid research and development expenses	$1,608,768	$2,941,196
Other prepaid expenses	329,634	251,733
Other receivables	413,122	101,955
Prepaid expenses and other current assets	$2,351,524	$3,294,884

5. Property and Equipment

Property and equipment, net consisted of the following at December 31:

	2018	2017
Furniture and fixtures	$334,300	$314,024
Laboratory equipment	1,389,036	1,325,667
Office equipment	11,085	11,085
Computer equipment	233,282	192,430
Leasehold improvements	573,165	573,165
Property and equipment	2,540,868	2,416,371
Less accumulated depreciation	(1,583,642)	(1,309,472)
Property and equipment, net	$957,226	$1,106,899

Depreciation of property and equipment totaled $275,123, $263,541 and $190,540 for the years ended December 31, 2018, 2017 and 2016, respectively.

6. Accrued Expenses

The following is a summary of the Company’s accrued expenses at December 31:

	2018	2017
Accrued research and development expenses	$3,483,741	$2,702,445
Accrued consulting and other professional fees	140,397	227,811
Accrued employee benefits	385,789	331,930
Other accrued expenses	263,693	304,421
Accrued expenses	$4,273,620	$3,566,607

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

In March 2016, the Company amended the Lease (the Lease Amendment) to lease additional space beginning on June 1, 2016. In addition to the other terms of the Lease, the Lease Amendment provided for a tenant improvement allowance reflected in the Company’s 2016 financial statements as an increase in capitalized leasehold improvements as incurred and an increase in deferred rent. In May 2016, the Company also paid a security deposit of $52,320 to be held until the expiration or termination of the Company’s obligations under the Lease, which comprises the deposits balance on the balance sheets. The term of the Lease Amendment for the additional space continues through October 31, 2023, the same date as for the premises originally leased under the Lease, subject to the Company’s renewal option set forth in the Lease. The Company also has a one-time option to terminate the Lease effective as of October 31, 2020.

Deferred rent related to the Lease was $710,394 and $785,031 at December 31, 2018 and December 31, 2017, respectively. Total rent expense under the Company’s leases was $896,758, $890,170 and $784,739 for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table presents the future minimum lease payments as of December 31, 2018 under the Lease:

YEAR	AMOUNT
2019	$989,502
2020	1,014,239
2021	1,039,595
2022	1,065,585
2023	906,669
After 2023	—
Total	$5,015,590

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

On September 28, 2017, the Company entered into a new at-the-market sales agreement with Cowen and Company, LLC to sell the Company’s securities under a shelf registration statement filed in September 2017. As of December 31, 2017, the Company had issued and sold 1,600,000 shares of common stock under the at-the-market sales agreement. The shares were sold at a weighted average price per share of $12.50, for aggregate net proceeds of $19.3 million, after deducting commissions and offering expenses. As of December 31, 2018, $80.0 million remained available to be sold under the terms of the September 2017 at-the-market sales agreement. There were no shares sold under the September 2017 Sales Agreement during the year ended December 31, 2018.

Public Offerings of Common Stock

In June 2016, the Company completed a public offering in which the Company sold 3,476,793 shares of its common stock at a price to the public of $6.10 per share.  The Company received net proceeds of $19.7 million from this offering, after deducting underwriting discounts, commissions and other offering expenses.

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

Warrants to Acquire Company Stock

In connection with the prior issuance of convertible unsecured promissory notes, the Company issued warrants to purchase shares of common stock in 2008 and 2009. As of December 31, 2017 and 2016, warrants to purchase an aggregate of 553,868 shares were outstanding, each with an exercise price of $0.33 per share.  During the year ended December 31, 2018, all of the outstanding warrants were exercised; a total of 536,564 shares of common stock were issued to stockholders upon the net exercise of 546,709 outstanding warrants, and 7,159 shares of common stock were issued to stockholders upon the cash exercise of outstanding warrants, for total proceeds to the Company of $2,336. The Company no longer has any outstanding warrants to purchase shares of its capital stock. For the year ended December 31, 2017, no warrants were exercised or expired. For the year ended December 31, 2016, a total of 23,275 warrants were exercised at a weighted average exercise price of $0.33 per share and a total of 1,544 warrants expired.

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

A summary of the Company’s stock option activity under the 2003 Plan for the year ended December 31, 2018 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Outstanding	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Outstanding as of December 31, 2017	713,211	$1.25	2.2
Options exercised	(46,131)	1.29
Options forfeited	—	—
Outstanding, Vested and Exercisable as of December 31, 2018	667,080	1.24	1.2	$5,488

During 2018, 2017 and 2016 the Company issued 46,131, 16,608 and 28,368 shares of common stock, respectively, in conjunction with exercises of stock options granted under the 2003 Plan. The Company received cash proceeds from the exercise of these stock options of $59,659, $27,357 and $44,771 during 2018, 2017 and 2016, respectively. Total intrinsic value of the options exercised during the years ended December 31, 2018, 2017 and 2016 was $716,920, $103,638 and $97,707, respectively.

As of December 31, 2018, the options under the 2003 Plan were fully expensed and all shares outstanding in the plan were fully vested as of December 31, 2017. The total fair value of shares vested in the years ended December 31, 2017 and 2016, was $1,573 and $16,024, respectively. There were no options granted from this plan in 2018, 2017 or 2016.

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

Authorized Shares

The maximum number of shares of common stock that may be issued under the 2013 Plan was 1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited to or repurchased by the Company. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and ending on January 1, 2023, by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000. As of January 1, 2019, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 1,294,822 shares, representing 3% of the total number of shares of common stock outstanding on January 1, 2019, increasing the number of shares of common stock available for issuance under the 2013 Plan to 5,162,816 shares.

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

Stock Options

A summary of the Company’s stock option activity under the 2013 Plan for the year ended December 31, 2018 is as follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
	OUTSTANDING	EXERCISE	CONTRACTUAL	VALUE (IN
	OPTIONS	PRICE	TERM(YEARS)	THOUSANDS)
Outstanding as of December 31, 2017	2,664,163	$7.34	7.4
Options granted	845,479	19.22
Options exercised	(144,182)	6.68
Options forfeited	(100,206)	13.89
Outstanding as of December 31, 2018	3,265,254	8.39	7.1	$7,489
Vested or expected to vest as of December 31, 2018	3,265,254	8.39	7.1	$7,489
Exercisable as of December 31, 2018	2,020,307	7.66	6.1	$4,539

The weighted-average fair value of the options granted during the years ended December 31, 2018, 2017 and 2016 was $12.90, $4.76 and $3.39 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	2018	2017	2016
Expected term	6.25 years	6.25 years	6.25 years
Expected volatility	73.75%	75.20%	68.98%
Risk-free interest rate	2.55%	2.08%	1.70%
Expected dividend yield	0%	0%	0%

As of December 31, 2018, there was $9,129,271 of total unrecognized compensation expense related to unvested options that will be recognized over a weighted-average period of approximately 2.7 years. The total fair value of shares vested in the years ended December 31, 2018, 2017 and 2016 was $3,003,632, $3,506,568 and $3,053,086, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company received cash of $962,530, $346,019 and $27,825, respectively, and issued 144,182, 54,521 and 3,500 shares of common stock, respectively, in conjunction with exercises of stock options granted under the 2013 Plan.  The intrinsic value of the options exercised for the years ended December 31, 2018, 2017 and 2016 was $1,344,026, $385,701 and $2,275, respectively.

Restricted Stock Units (RSUs)

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in three equal annual installments provided that the employee remains employed with the Company. As of December 31, 2018, $1,099 of unrecognized compensation costs related to unvested service.

The following is a summary of RSU activity for the 2013 Plan for the year ended December 31, 2018:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2017	9,667	$4.61
Granted	—	—
Forfeited	—	—
Vested	4,834	4.61
Unvested at December 31, 2018	4,833	4.61

Total stock-based compensation expense associated with stock options and RSUs was classified as follows on the statement of operations for the years ended December 31:

	2018	2017	2016
Research and development expense	$1,709,390	$1,280,909	$1,033,005
General and administrative expense	2,877,708	2,479,893	1,931,762
Total stock-based compensation expense	$4,587,098	$3,760,802	$2,964,767

9. Income Taxes

The components of the gross deferred tax asset and related valuation allowance at December 31 were as follows:

	2018	2017
Deferred tax assets:
Net operating loss carryforward	$41,687,577	$30,813,509
Capitalized start-up costs	1,501,895	1,695,688
Patent amortization	119,888	135,358
Research and orphan drug credits	28,123,082	21,293,509
Deferred rent	51,400	71,938
Deferred compensation	3,293,221	2,274,885
Other	95,564	69,906
Total gross deferred tax assets	74,872,627	56,354,793
Valuation allowance	(74,872,627)	(56,354,793)
Deferred tax assets	—	—
Deferred tax liabilities:
Total deferred tax liabilities	—	—
Net deferred tax assets	$—	$—

Based on the Company’s operating history and management’s expectation regarding future profitability, management believes the realization of the Company’s deferred tax assets does not meet the more-likely-than-not criteria under ASC 740, Income Taxes. Accordingly, a full valuation allowance has been established as of December 31, 2018 and 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted into law. The TCJA contained several key tax provisions including the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, as well as a variety of other changes, including the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that can qualify as a tax deduction. ASC Topic 740 required the Company to recognize the effect of the tax law changes in the period of enactment. The Company re-measured certain of its U.S. deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future. As of December 31, 2017, the tax benefit recorded related to the re-measurement of the deferred tax balance was $15.2 million, which was offset by the related valuation allowance. The Company did not adjust the provisional amount estimated at December 31, 2017 upon its final analysis during the year ended December 31, 2018 of the income tax effects due to the enactment of the TCJA.

As of December 31, 2018, the Company had $151.5 million of U.S. Federal and state net operating losses, $8.5 million of research and development tax credits and $19.6 million of orphan drug tax credits available to carry forward. A portion of the net operating loss carryforwards will begin to expire in 2026, the research and development tax credits in 2023 and the orphan drug tax credit in 2033.

The Company’s tax attributes, including net operating losses and credits, are subject to any ownership changes as defined under Internal Revenue Code Sections 382 and 383. A change in ownership could affect the Company’s ability to utilize its net operating losses and credits. As of December 31, 2018, the Company does not believe that an ownership change has occurred. Any future ownership changes may cause a limitation on the Company’s ability to utilize existing tax attributes.

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

The Company did not have unrecognized tax benefits as of December 31, 2018 and 2017, and does not anticipate this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Reconciliations between the statutory federal income tax rate and the effective income tax rate of income tax expense is as follows as of December 31:

	2018	2017	2016
U.S. Federal statutory tax rate	21.0%	34.0%	34.0%
State taxes	5.7	4.4	4.6
Research credit	0.8	1.3	1.0
Orphan drug credit	10.4	11.5	9.0
Other	0.6	0.3	—
Stock-based compensation	(0.1)	(0.7)	(0.7)
Change in valuation allowance	(38.4)	(5.1)	(47.9)
Effective change due to corporate tax rate reduction	—	(45.7)	—
Provision for income taxes	—%	—%	—%

10.  Research and License Agreements

The Company has entered into a research services agreement (the Research Agreement) with the University of Basel (the University) for biological evaluation of selectin antagonists. Certain patents covering the rivipansel compound remain subject to provisions of the Research Agreement. Under the terms of the Research Agreement, the Company will owe a 10% payment to the University for all future milestone and royalty payments received from Pfizer with respect to rivipansel. There were no payments recorded for the years ended December 31, 2018, 2017 or 2016.

The Company and Pfizer have entered into the Pfizer Agreement in October 2011, which provides Pfizer an exclusive worldwide license to rivipansel for vaso-occlusive crisis associated with sickle cell disease and for other diseases for which the drug candidate may be developed. The Company was responsible for completion of a Phase 2 clinical trial, after which Pfizer assumed all further development and commercialization responsibilities. Upon execution of the Pfizer Agreement, the Company received an up-front payment of $22.5 million. The Pfizer Agreement also provides for potential milestone payments of up to $115.0 million upon the achievement of specified development milestones, including the dosing of the first patients in Phase 3 clinical trials for up to two indications and the first commercial sale of a licensed product in the United States and selected European countries for up to two indications; potential milestone payments of up to $70.0 million upon the achievement of specified regulatory milestones, including the acceptance of the Company’s filings for regulatory approval by regulatory authorities in the United States and Europe for up to two indications; and potential milestone payments of up to $135.0 million upon the achievement of specified levels of annual net sales of licensed products. Pfizer has the right to terminate the Pfizer Agreement by giving prior written notice. The Company received a $15.0 million non-refundable milestone payment in May 2014 and an additional non-refundable milestone payment of $20.0 million in June 2015. The Company has not recognized any revenue under the Pfizer Agreement subsequent to the year ended December 31, 2015.

The Company assessed this arrangement in accordance with Topic 606, and concluded that the contract counterparty, Pfizer, is a customer. The Company identified the following performance obligations under the contract: (1) an exclusive worldwide license to rivipansel for vaso-occlusive crisis associated with sickle cell disease and for other diseases for which the drug candidate may be developed; and (2) research and development (R&D) services to develop the rivipansel compound for commercial use related to the Phase 2 clinical trial and delivery of data to Pfizer. In addition to the rivipansel license and R&D services, management also considered whether the Company’s participation in a Joint Steering Committee (JSC) constituted a promise. The JSC was formed solely for communication purposes between Pfizer and the Company relating to Pfizer’s progress in further developing rivipansel for commercial use. The Company’s involvement in the JSC is limited to attending the JSC meetings on a semi-annual basis to receive progress updates from Pfizer; Pfizer is responsible for calling and organizing the meetings. Given the minimal level of involvement by the Company, participation in the JSC is not considered a significant aspect of the arrangement and the related costs, such as employee time, are not material. Therefore, management views the Company’s participation in JSC as administrative only and did not further evaluate its participation in the JSC in identifying the performance obligations in the Pfizer Agreement.

Under the Pfizer Agreement, in order to evaluate the appropriate transaction price, the Company determined that the up-front amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices. The transaction price of the up-front fee was equal to the $22.5 million received. The fixed up-front consideration is recognized under ASC 606 based on when control of the combined performance obligation is transferred to the customer, which corresponds with the service period (through March 2013). None of the clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were fully constrained. Event-driven milestones are a form of variable consideration as the payments are variable based on the occurrence of future events. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and is contingent upon success in future clinical trials and the licensee’s efforts. Recognition of event-driven milestones should be recognized when the variable consideration is no longer constrained. There are no changes in accounting necessary for the $15.0 million milestone payment recognized in May 2014 or the $20.0 million milestone payment recognized in June 2015 as a result of Pfizer dosing the first patient in the Phase 3 clinical trial of rivipansel. Future event-driven milestones will be recognized when the constraint no longer applies.

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

11. Employee Benefit Plan

The Company has a defined contribution plan under the Internal Revenue Code Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. For the years ended December 31, 2018, 2017 and 2016, the Company made a discretionary match of 50% up to the first 3% of employee contributions. All matching contributions have been paid by the Company. The Company’s matching contributions vest in full at the employee’s third anniversary of employment and all employer contributions thereafter vest immediately. The total Company matching contributions were approximately $94,000, $88,000 and $79,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

12. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for each of the years ended December 31, 2018 and 2017 are as follows:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
Revenue	$—	$—	$—	$—
Net loss	$(13,906,915)	$(11,575,111)	$(11,278,763)	$(11,512,844)
Loss per share—basic and diluted	$(0.32)	$(0.27)	$(0.26)	$(0.33)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
Revenue	$—	$—	$—	$—
Net loss	$(9,257,858)	$(7,950,101)	$(8,141,796)	$(7,931,313)
Loss per share—basic and diluted	$(0.27)	$(0.24)	$(0.30)	$(0.34)