Form 10-Q
period 2019-03-31
GLYCOMIMETICS INC
filed 2019-05-02
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ◻    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	GLYC	The Nasdaq Stock Market

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on April 30, 2019 was 43,181,169.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLYCOMIMETICS, INC.

Balance Sheets

	March 31,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$195,560,926	$209,917,595
Prepaid expenses and other current assets	2,828,959	2,351,524
Total current assets	198,389,885	212,269,119
Property and equipment, net	962,241	957,226
Prepaid research and development expenses	1,560,607	1,560,607
Deposits	52,320	52,320
Operating lease right-of-use asset	3,476,452	—
Total assets	$204,441,505	$214,839,272
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$1,866,937	$2,663,579
Accrued bonuses	517,361	1,727,184
Accrued expenses	5,182,626	4,273,620
Operating lease liabilities	739,930	—
Deferred rent	—	98,771
Total current liabilities	8,306,854	8,763,154
Noncurrent operating lease liabilities	3,341,056	—
Deferred rent, net of current portion	—	611,623
Total liabilities	11,647,910	9,374,777
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 43,180,169 shares issued and outstanding at March 31, 2019; 100,000,000 shares authorized, 43,160,751 shares issued and outstanding at December 31, 2018	43,179	43,159
Additional paid-in capital	407,385,052	405,972,075
Accumulated deficit	(214,634,636)	(200,550,739)
Total stockholders’ equity	192,793,595	205,464,495
Total liabilities and stockholders’ equity	$204,441,505	$214,839,272

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2019	2018
Revenue	$—	$—

Costs and expenses:
Research and development expense	11,772,666	9,021,423
General and administrative expense	3,360,448	2,855,125
Total costs and expenses	15,133,114	11,876,548
Loss from operations	(15,133,114)	(11,876,548)
Interest income	1,049,217	363,704
Net loss and comprehensive loss	$(14,083,897)	$(11,512,844)
Basic and diluted net loss per common share	$(0.33)	$(0.33)
Basic and diluted weighted average number of common shares	43,166,967	35,156,090

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Stockholders’ Equity

	Three Months Ended March 31, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	43,160,751	$43,159	$405,972,075	$(200,550,739)	$205,464,495
Exercise of options	19,418	20	30,534	—	30,554
Stock-based compensation	—	—	1,382,443	—	1,382,443
Net loss	—	—	—	(14,083,897)	(14,083,897)
Balance at March 31, 2019	43,180,169	$43,179	$407,385,052	$(214,634,636)	$192,793,595

	Three Months Ended March 31, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	34,359,799	$34,358	$271,944,173	$(152,277,106)	$119,701,425
Issuance of common stock, net of issuance costs	8,050,000	8,050	128,427,950	—	128,436,000
Exercise of options and warrants	80,311	81	298,708	—	298,789
Stock-based compensation	—	—	1,115,830	—	1,115,830
Net loss	—	—	—	(11,512,844)	(11,512,844)
Balance at March 31, 2018	42,490,110	42,489	401,786,661	(163,789,950)	238,039,200

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(14,083,897)	$(11,512,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	70,441	68,757
Amortization of operating lease right-of-use asset	149,686	—
Stock-based compensation expense	1,382,443	1,115,830
Changes in assets and liabilities:
Prepaid expenses and other current assets	(561,897)	(182,401)
Accounts payable	(832,560)	1,206,896
Accrued expenses and bonuses	(300,817)	(887,737)
Operating lease liabilities	(171,084)	(17,325)
Net cash used in operating activities	(14,347,685)	(10,208,824)

Investing activities
Purchases of property and equipment	(39,538)	(16,618)
Net cash used in investing activities	(39,538)	(16,618)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	128,634,000
Proceeds from exercise of stock options and warrants	30,554	298,789
Net cash provided by financing activities	30,554	128,932,789
Net change in cash and cash equivalents	(14,356,669)	118,707,347
Cash and cash equivalents, beginning of period	209,917,595	123,924,738
Cash and cash equivalents, end of period	$195,560,926	$242,632,085

Non-cash investing and financing activities
Property acquisition costs included in accrued expenses	$35,918	$—
Issuance costs associated with financing included in accrued expenses	$—	$198,000

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Notes to Unaudited Financial Statements

1. Description of the Business

GlycoMimetics, Inc. (the Company), a Delaware corporation headquartered in Rockville, Maryland, was incorporated in April 2003. The Company is a clinical-stage biotechnology company focused on the discovery and development of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. Glycomimetics are molecules that mimic the structure of carbohydrates involved in important biological processes. Using its expertise in carbohydrate chemistry and knowledge of carbohydrate biology, the Company is developing a pipeline of proprietary glycomimetics that inhibit disease-related functions of carbohydrates, such as the roles they play in inflammation, cancer and infection.

The Company’s executive personnel have devoted substantially all of their time to date to the planning and organization of the Company, the process of hiring scientists and other personnel, initiating and overseeing research and development programs, including planned and ongoing clinical trials, and securing adequate capital for anticipated growth and operations. The Company has not commercialized any of its drug candidates or commenced commercial operations. The Company is subject to a number of risks similar to those of other companies in similar development stages, including dependence on key individuals, the need to develop commercially viable drugs, the need to successfully compete with other companies, many of whom are larger and better capitalized, and the need to obtain adequate additional financing to fund the development of its drug candidates. The Company has incurred significant operating losses since inception and has relied on its ability to fund its operations through private and public equity financings, and management expects operating losses and negative operating cash flows to continue for the foreseeable future. As the Company continues to incur losses, profitability will be dependent upon the successful development, approval and commercialization of its drug candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. The Company believes that its currently available funds will be sufficient to fund the Company’s operations through at least 12 months from the date of the filing of this Quarterly Report. Management intends to fund future operations through additional public or private equity or debt offerings and potential future milestone and royalty payments from Pfizer, as described in Note 9, “Research and License Agreements,” and may seek additional capital through arrangements with strategic partners or from other sources.

2. Significant Accounting Policies

Basis of Accounting

The accompanying financial statements were prepared based on the accrual method of accounting in accordance with U.S. generally accepted accounting principles (GAAP).

Unaudited Financial Statements

The accompanying balance sheet as of March 31, 2019, statements of operations and comprehensive loss, statements of stockholders’ equity and statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2019. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2019, its results of operations for the three months ended March 31, 2019 and 2018, changes in its stockholders’ equity for the three months ended March 31, 2019 and 2018 and its cash flows for the three months ended March 31, 2019 and 2018. The December 31, 2018 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2019 and 2018 are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of March 31, 2019 and December 31, 2018. The carrying value of cash held in money market funds of $193.6 million and $207.9 million as of March 31, 2019 and December 31, 2018, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

Revenue Recognition

The Company applies Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers (Topic 606), to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with the customer(s); (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract that falls under the scope of Topic 606, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company enters into licensing agreements which are within the scope of Topic 606, under which it licenses certain of its drug candidates’ rights to third parties. The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of the licensed product, if and when earned.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligation under each of its agreements, the Company performs the five steps under Topic 606 described above. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement of personnel costs, discount rates and probabilities of technical and regulatory success.

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

The Company entered into a collaborative research and development agreement with Pfizer Inc. (Pfizer) in 2011. The agreement is in the form of a license agreement (the Pfizer Agreement). The Pfizer Agreement calls for a non-refundable up-front payment and milestone payments upon achieving significant milestone events. The Pfizer Agreement also contemplates royalty payments on future sales of an approved product. There are no performance, cancellation, termination or refund provisions in the Pfizer Agreement that contain material financial consequences to the Company. For a complete discussion of the Company’s accounting for the Pfizer Agreement, see Note 9, “Research and License Agreements.”

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

The following potentially dilutive securities outstanding, at March 31, have been excluded from the computation of diluted weighted average common shares outstanding, as they would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Warrants	—	553,868
Stock options and restricted stock units	4,836,170	3,952,792

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three months ended March 31, 2019 and 2018, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Standards

Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases (Topic 842), which generally requires all leases, including operating leases, to be recognized in the statement of financial position as right-of-use assets and lease liabilities by lessees. The provisions of ASU No. 2016-02 were applied using a modified retrospective approach and were adopted by the Company effective January 1, 2019. The Company elected the transition option provided under ASU No. 2018-11, which did not require adjustments to comparative periods or modified disclosures in those comparative periods. The Company elected the practical expedient as an accounting policy election by class of underlying asset to account for each separate lease component of a contract and its associated non-lease component as a single lease component. This practical expedient was applied to all underlying asset classes. Upon adoption of the standard, the Company recorded right-of-use assets and related lease liabilities for operating leases of approximately $3.6 million and $4.3 million, respectively, as of January 1, 2019. The difference between these amounts is comprised of adjustments related to unamortized balances of deferred rent, lease incentives, and prepaid rent existing as of the effective date. The adoption of the standard did not materially affect the Company’s net earnings or the statement of cash flows. For further discussion on the adoption of this standard, see Note 6, “Leases.”

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted this ASU as of January 1, 2019. Upon transition, the Company measured nonemployee awards at fair value as of the adoption date. The adoption of the standard did not materially affect operating results, cash flows or financial position.

In August 2018, the U.S. Securities and Exchange Commission (SEC) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification.  This final rule amends certain disclosure requirements that are redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective for the Company for all filings made on or after November 5, 2018. The SEC staff clarified that the first presentation of the changes in shareholders' equity may be included in the first Form 10-Q for the quarter that begins after the effective date of the amendments. Effective with the adoption of the rule, the Company included a separate statement of stockholders’ equity in the financial statements for the three months ended March 31, 2019 and 2018.

Accounting Standards Not Yet Adopted

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The amendment clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation and disclosure requirements. The amendment also adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. Lastly, the amendment requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating these clarifications in the accounting and presentation for its collaborative arrangements within the scope of Topic 808 but does not expect it will have any impact.

With the exception of the new standards discussed above, there have been no new accounting pronouncements that have significance, or potential significance, to the Company’s financial statements.

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	March 31,	December 31,
	2019	2018
Prepaid research and development expenses	$2,122,098	$1,608,768
Other prepaid expenses	352,760	329,634
Other receivables	354,101	413,122
Prepaid expenses and other current assets	$2,828,959	$2,351,524

4. Property and Equipment

Property and equipment, net consists of the following:

	March 31,	December 31,
	2019	2018
Furniture and fixtures	$334,300	$334,300
Laboratory equipment	1,392,166	1,389,036
Office equipment	11,085	11,085
Computer equipment	269,690	233,282
Leasehold improvements	609,083	573,165
Property and equipment	2,616,324	2,540,868
Less accumulated depreciation	(1,654,083)	(1,583,642)
Property and equipment, net	$962,241	$957,226

Depreciation expense was $70,441 and $68,757 for the three months ended March 31, 2019 and 2018, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	March 31,	December 31,
	2019	2018
Accrued research and development expenses	$3,967,216	$3,483,741
Accrued consulting and other professional fees	457,877	140,397
Accrued employee benefits	440,136	385,789
Other accrued expenses	317,397	263,693
Accrued expenses	$5,182,626	$4,273,620

6. Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. The Company determines a lease exists if the contract conveys the right to control an identified asset for a period of time in exchange for consideration. Control is considered to exist when the lessee has the right to obtain substantially all of the economic benefits from the use of an identified asset as well as direct the right to use of that asset. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. If a contract is considered to be a lease, the Company recognizes a lease liability based on the present value of the future lease payments over the expected lease term, with an offsetting entry to recognize a right-of-use asset.

The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a term similar to the term of the lease for which the rate is estimated. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

The components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, certain practical expedients are available to entities. Entities electing the practical expedient would not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. The Company’s facilities operating leases have lease and non-lease components. The Company has elected to use the practical expedient and account for each lease component and related non-lease component as one single component. The lease component results in a right-of-use asset being recorded on the balance sheet and amortized as lease expense on a straight-line basis.

The Company leases office and research space in Rockville, Maryland under an operating lease with a term from June 15, 2015 through October 31, 2023 (as amended to date, the Lease) that is subject to annual rent increases. The Company has the right to sublease or assign all or a portion of the premises, subject to the conditions set forth in the Lease. The Lease may be terminated early by either the landlord or the Company in certain circumstances. In connection with the Lease, the Company received rent abatement as a lease incentive in the initial year of the Lease.

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

The Company identified and applied the following significant assumptions in recognizing the right-of-use asset and corresponding liability for the Lease and Lease Amendment:

•

Lease term – The lease term includes both the noncancelable period and, when applicable, cancelable option periods where failure to exercise such option would result in an economic penalty. The Company’s renewal option to extend is not reasonably certain of being exercised as of March 31, 2019.

•

Incremental borrowing rate – As the Company’s lease does not provide an implicit rate, the Company used an incremental borrowing rate, or IBR, which is the rate incurred to borrow on a collateralized basis over a term similar to the term of the lease for which the rate is estimated. The Company determined the IBR based on an estimated rate that considered the Company’s credit risk in the United States for a collateralized borrowing and lease term similar to the Lease.

With the adoption of ASU 2016-02 on January 1, 2019, the Company recorded a right-of use asset of $3.6 million and corresponding lease liability of $4.3 million by calculating the present value of lease payments, discounted at 8.01%, the Company’s IBR, over the expected term of 4.8 years. As of March 31, 2019 the weighted average remaining lease term was 4.6 years. There were no additional operating leases entered into during the quarter ended March 31, 2019.

The components of lease expense and related cash flows were as follows:

Three Months Ended
March 31, 2019
Operating lease cost	$231,989
Variable lease cost	91,758
Total operating lease cost	$323,747

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$253,387

Maturities of lease liability due under these lease agreements as of March 31, 2019 are as follows:

Operating Lease
Obligation
April 1, 2019 - December 31, 2019	$773,521
2020	1,052,581
2021	1,078,895
2022	1,105,867
2023	846,830
Thereafter	—
Total	4,857,694
Present value adjustment	(776,708)
Present value of lease payments	$4,080,986

7. Stockholders’ Equity

At-The-Market Sales Facility

On September 28, 2017, the Company entered into an at-the-market sales agreement (the “September 2017 Sales Agreement”) with Cowen and Company, LLC to sell up to $100.0 million of the Company’s common stock registered under a shelf registration statement filed with the U.S. Securities and Exchange Commission in September 2017. As of March 31, 2019, $80.0 million remained available to be sold under the terms of the September 2017 Sales Agreement. There were no shares sold under the September 2017 Sales Agreement during the three months ended March 31, 2019 and March 31, 2018.

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

A summary of the Company’s stock option activity under the 2003 Plan for the three months ended March 31, 2019 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Outstanding	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Outstanding as of December 31, 2018	667,080	$1.24	2.2
Options exercised	(11,000)	1.12
Options forfeited	—	—
Outstanding, Vested and Exercisable as of March 31, 2019	656,080	1.25	1.9	$7,358

As of March 31, 2019, outstanding options under the 2003 Plan were fully expensed and all shares underlying outstanding options were fully vested. Total intrinsic value of the options exercised during the three months ended March 31, 2019 and 2018 was $129,250 and $407,776, respectively, and total cash received for options exercised was $12,320 and $26,572 during the three months ended March 31, 2019 and 2018, respectively.

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

Authorized Shares

The maximum number of shares of common stock that initially could be issued under the 2013 Plan was  1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited or repurchased by the Company. The number of shares of common stock reserved for issuance under the 2013 Plan automatically increases on January 1 of each year until January 1, 2023, by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000 shares. As of January 1, 2019, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 1,294,822 shares, representing 3% of the total number of shares of common stock outstanding on December 31, 2018, increasing the number of shares of common stock available for issuance under the 2013 Plan to 5,162,816 shares.

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

A summary of the Company’s stock option activity under the 2013 Plan for the three months ended March 31, 2019 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Outstanding	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Outstanding as of December 31, 2018	3,265,254	$8.39	7.1
Options granted	922,596	10.65
Options exercised	(3,585)	5.09
Options forfeited	(4,175)	16.24
Outstanding as of March 31, 2019	4,180,090	10.33	7.5	$14,618
Vested or expected to vest as of March 31, 2019	4,180,090	10.33	7.5	$14,618
Exercisable as of March 31, 2019	2,283,631	8.60	6.2	$10,545

The weighted-average fair value of the options granted during the three months ended March 31, 2019 and 2018 was $7.00 per share and $13.70 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Expected term	6.25 years	6.25 years
Expected volatility	71.34%	73.89%
Risk-free interest rate	2.62%	2.42%
Expected dividend yield	0%	0%

As of March 31, 2019, there was $14,142,362 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 3.1 years. Total intrinsic value of the options exercised during the three months ended March 31, 2019 and 2018 was $23,176 and $535,449, respectively, and total cash received for options exercised was $18,234 and $272,217 during the three months ended March 31, 2019 and 2018, respectively. The total fair value of shares underlying options which vested in the three months ended March 31, 2019 and 2018 was $2,724,218 and $1,193,174, respectively.

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in three equal annual installments provided that the employee remains employed with the Company at each installment date. As of March 31, 2019, outstanding RSUs under the 2013 Plan were fully expensed and all shares were fully vested.

The following is a summary of RSU activity under the 2013 Plan for the three months ended March 31, 2019:

Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2018	4,833	$4.61
Granted	—	—
Forfeited	—	—
Vested	4,833	4.61
Unvested at March 31, 2019	—	—

Stock-based compensation expense was classified on the statements of operations as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Research and development expense	$507,822	$425,209
General and administrative expense	874,621	690,621
Total stock-based compensation expense	$1,382,443	$1,115,830

8. Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2019 and 2018. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at March 31, 2019 and December 31, 2018.

9. Research and License Agreements

In 2011, the Company and Pfizer entered into the Pfizer Agreement that provides Pfizer an exclusive worldwide license to rivipansel for vaso-occlusive crisis associated with sickle cell disease and for other diseases for which the drug candidate may be developed. The Company was responsible for completion of the Phase 2 clinical trial, after which Pfizer assumed all further development and commercialization responsibilities. Upon execution of the Pfizer Agreement, the Company received an up-front payment of $22.5 million. The Pfizer Agreement also provides for potential milestone payments of up to $115.0 million upon the achievement of specified development milestones, including the dosing of the first patients in Phase 3 clinical trials for up to two indications and the first commercial sale of a licensed product in the United States and selected European countries for up to two indications; potential milestone payments of up to $70.0 million upon the achievement of specified regulatory milestones, including the acceptance of our filings for regulatory approval by regulatory authorities in the United States and Europe for up to two indications; and potential milestone payments of up to $135.0 million upon the achievement of specified levels of annual net sales of licensed products. Pfizer has the right to terminate the Pfizer Agreement by giving prior written notice.

The Company assessed this arrangement in accordance with Topic 606 and concluded that the contract counterparty, Pfizer, is a customer. The Company identified the following performance obligations under the contract: (1) an exclusive worldwide license to rivipansel for vaso-occlusive crisis associated with sickle cell disease and for other diseases for which the drug candidate may be developed; and (2) research and development (R&D) services to develop the rivipansel compound for commercial use related to the Phase 2 clinical trial and delivery of data to Pfizer. Based on the Company’s assessment, the Company determined that the rivipansel license and R&D services are not distinct and are therefore considered as one combined performance obligation. In addition to the rivipansel license and R&D services, management also considered whether the Company’s participation in a Joint Steering Committee (JSC) constituted a promise. The JSC was formed solely for communication purposes between Pfizer and the Company relating to Pfizer’s progress in further developing rivipansel for commercial use. The Company’s involvement in the JSC is limited to attending the JSC meetings on a semi-annual basis to receive progress updates from Pfizer; Pfizer is responsible for calling and organizing the meetings. Given the minimal level of involvement by the Company, participation in the JSC is not considered a significant aspect of the arrangement and the related costs, such as employee time, are not material. Therefore, management views the Company’s participation in the JSC as administrative only and did not further evaluate its participation in the JSC in identifying the performance obligations in the Pfizer Agreement.

Under the Pfizer Agreement, in order to evaluate the appropriate transaction price, the Company determined that the up-front amount constituted the entirety of the consideration to be included in the transaction price. The transaction price of the up-front fee is equal to the $22.5 million received. The fixed up-front consideration was recognized under ASC 606 based on when control of the combined performance obligation was transferred to the customer, which corresponded with the service period (through March 2013). None of the clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were fully constrained. Event-driven milestones are a form of variable consideration as the payments are variable based on the occurrence of future events. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and is contingent upon success in future clinical trials and the licensee’s efforts. Recognition of event-driven milestones should be recognized when the variable consideration is no longer constrained. Future event-driven milestones will be recognized when the constraint no longer applies. The Company received a $15.0 million non-refundable milestone payment in May 2014 and an additional non-refundable milestone payment of $20.0 million in June 2015. The Company did not recognize any revenue under the Pfizer Agreement during the three months ended March 31, 2019 or 2018.

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

The Company has entered into a research services agreement (the Research Agreement) with the University of Basel (the University) for biological evaluation of selectin antagonists. While the scope of work under the Research Agreement with the University ended in 2017, certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, the Company owes to the University 10% of all milestone and royalty payments received from Pfizer with respect to rivipansel. There were no milestone payments due to the University for the three months ended March 31, 2019 or 2018.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2018, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2019.

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

Most human proteins are modified by the addition of complex carbohydrates to the surface of the proteins. The addition of these carbohydrate structures affects the functions of these proteins and their interactions with other molecules. Our initial research and development efforts have focused on drug candidates targeting selectins, which are proteins that serve as adhesion molecules and bind to carbohydrates that are involved in the inflammatory component and progression of a wide range of diseases, including hematologic disorders, cancer and cardiovascular disease. Inhibiting specific carbohydrates from binding to selectins has long been viewed as a potentially attractive approach for therapeutic intervention. The ability to successfully develop drug-like compounds that inhibit binding with selectins, known as selectin antagonists, has historically been limited by the complexities of carbohydrate chemistry. We believe our expertise in carbohydrate chemistry enables us to design selectin antagonists and other glycomimetics that inhibit the disease-related functions of certain carbohydrates in order to develop novel drug candidates to address orphan diseases with high unmet medical needs.

We are focusing our initial efforts on drug candidates for rare diseases that we believe will qualify for orphan drug designation. Our first drug candidate, rivipansel, is a pan-selectin antagonist being developed for the treatment of vaso-occlusive crisis, a debilitating and painful condition that occurs periodically throughout the life of a person with sickle cell disease. We have entered into an agreement with Pfizer Inc., or Pfizer, for the further development and potential commercialization of rivipansel worldwide. Rivipansel has received fast track designation from the U.S. Food and Drug Administration, or FDA, as well as orphan drug designation from the FDA in the United States and from the European Medicines Agency, or EMA, in the European Union. Since the completion of our Phase 2 clinical trial of rivipansel in 2013, Pfizer has been responsible for the further clinical development, regulatory approval and potential commercialization of rivipansel. Pfizer enrolled the first patient in a Phase 3 clinical trial in June 2015, and we have been notified by Pfizer that enrollment is near completion and Pfizer expects to have top-line data from the trial later in 2019. We believe the clinical progress of rivipansel provides evidence of the significant potential of our lead program and our proprietary glycomimetics platform.

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

In March 2018, we announced our design for a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate uproleselan in individuals with relapsed/refractory AML, which design is aligned with guidance received from the FDA. Based on consultations with the FDA, the single pivotal trial is planned to enroll approximately 380 adult patients with relapsed or refractory AML at centers in the United States, Canada, Europe and Australia. Enrollment began in the fourth quarter of 2018. The primary efficacy endpoint will be overall survival; importantly, the FDA has advised us that data on overall survival will not need to be censored for transplant in the primary efficacy analysis, meaning that patients who proceed to transplant will continue to be included as part of the survival analysis. All patients will be treated with standard chemotherapy of either MEC (mitoxantrone, etoposide and cytarabine) or FAI (fludarabine, cytarabine and idarubicin), with approximately one-half of the patients randomized to receive uproleselan in addition to chemotherapy. Patients receiving uproleselan will be dosed for one day prior to initiation of chemotherapy, twice a day through the chemotherapy regimen, and then for two days after the end of chemotherapy, which was the same regimen as in the Phase 1/2 trial. The dose regimen will be fixed, rather than weight-based, which we believe will simplify administration. We plan to offer up to three cycles of consolidation therapy in both arms of the trial for patients who achieve remission. We believe that multiple cycles of treatment in patients who respond may drive an even deeper response in patients treated with uproleselan. If this is the case, it could lengthen the duration of remission with potential for additional benefit on survival. Key secondary endpoints of the Phase 3 trial will include the incidence of severe mucositis and remission rate, which will be assessed in a hierarchical fashion which may provide supportive data. We expect to have top-line results from this trial by the end of 2020.

Uproleselan received orphan drug designation from the FDA in May 2015 for the treatment of patients with AML. In June 2016, uproleselan received fast track designation from the FDA for the treatment of adult patients with relapsed or refractory AML and elderly patients aged 60 years or older with AML. In May 2017, uproleselan received Breakthrough Therapy designation from the FDA for the treatment of adult patients with relapsed or refractory AML. In May 2017, the European Commission, based on a favorable recommendation from the EMA Committee for Orphan Medicinal Products, granted orphan designation for uproleselan for the treatment of patients with AML. We recently received a response from the EMA to our request for scientific advice with respect to our Marketing Authorization Application, or MAA development plan. Based on this guidance, we intend to conduct a Phase 3 clinical trial in Europe and pursue regulatory approval of uproleselan for treatment of AML.

In May 2018, we signed a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, part of the National Institutes of Health. Under the terms of the CRADA, we will collaborate with both the NCI and the Alliance for Clinical Trials in Oncology to conduct a Phase 2/3 randomized, controlled clinical trial testing the addition of uproleselan to a standard cytarabine/daunorubicin chemotherapy regimen (7&3) in older adults with previously untreated AML who are suitable for intensive chemotherapy. The primary endpoint will be overall survival, which is defined as the time from the date of randomization to death from any cause, with a planned interim analysis based on event-free survival after the first 250 patients have been enrolled in the trial. The full trial is expected to enroll approximately 670 patients.  Under the terms of the CRADA, the NCI may also fund additional research, including clinical trials involving pediatric patients with AML as well as preclinical experiments and clinical trials evaluating alternative chemotherapy regimens. We will supply uproleselan as well as provide financial support to augment data analysis and monitoring for the Phase 3 program. The trial opened for enrollment in early 2019 and enrolled the first patient in April 2019.

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

We are also developing an additional drug candidate, GMI-1359, that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. Since E-selectin and CXCR4 are implicated in the retention of cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of solid tumors that often metastasize to bone, such as breast and prostate cancer, as compared to targeting CXCR4 alone. We recently completed a Phase 1 single-dose escalation trial of GMI-1359 in healthy volunteers. In this trial, volunteer participants received a single injection of GMI-1359, after which they were evaluated for safety, tolerability and PK. This randomized, double-blind, placebo-controlled, dose-escalation trial was conducted at a single site in the United States. GMI-1359 was generally well tolerated in this trial, with no subjects experiencing serious adverse events. We anticipate initiating a Phase 1b trial of GMI-1359 in breast cancer patients whose tumors have spread to bone in the second half of 2019. The trial will be conducted at Duke University and will evaluate dose escalation as well as safety and pharmacodynamic markers in these patients.

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

Prior to our IPO, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was an up-front payment under our collaboration with Pfizer and $64.1 million was from the sale of our convertible promissory notes and convertible preferred stock. The IPO provided us with net proceeds of $57.2 million, and we received a non-refundable milestone payment from Pfizer in May 2014 of $15.0 million. In August 2015, we received another non-refundable milestone payment from Pfizer of $20.0 million following the dosing of the first patient in the Phase 3 clinical trial of rivipansel. We received an additional $19.7 million in net proceeds from our public offering in June 2016, $86.8 million in net proceeds from our public offering in May 2017 and $128.4 million in net proceeds from our public offering in March 2018. During the years ended December 31, 2016 and 2017, we received an aggregate of $30.5 million of net proceeds from sales of our common stock pursuant to our at-the-market sales agreements with Cowen. There were no securities sold during the year ended December 31, 2018 or the three months ended March 31, 2019 under our at-the-market sales agreement with Cowen.

Since inception, we have incurred significant operating losses. We have generated cumulative revenue of $58.6 million since our inception through March 31, 2019 primarily consisting of the $22.5 million up-front payment from Pfizer in 2011, the $15.0 million non-refundable milestone payment in May 2014 and the $20.0 million non-refundable milestone payment in August 2015. We had an accumulated deficit of $214.6 million as of March 31, 2019, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our collaboration with Pfizer, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•

initiate and conduct our planned clinical trials of uproleselan and GMI-1359, including fulfilling our funding and supply commitments related to clinical trials of uproleselan being conducted by or in collaboration with third parties;

•	manufacture additional uproleselan drug supplies for validation, new drug application and commercial batches;
•	continue the research and development of our pre-clinical drug candidates;
•	seek to discover and develop additional drug candidates;
•	seek regulatory approvals for any drug candidates other than rivipansel that successfully complete clinical trials;
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

The first potential milestone payment under the Pfizer agreement was $35.0 million upon the initiation of dosing of the first patient in a Phase 3 clinical trial of rivipansel by Pfizer. Based on certain terms of the agreement, Pfizer made a $15.0 million non-refundable partial milestone payment to us in May 2014, which we recognized as revenue in May

2014, when earned, and the dosing of the first patient in the Phase 3 clinical trial in June 2015 triggered the remaining $20.0 million milestone payment to us. We recorded the $20.0 million milestone payment as revenue in June 2015. There were no milestone payments received or recorded as revenue from Pfizer for the three months ended March 31, 2019 or 2018.

We entered into a research services agreement with the University of Basel, or the University, for biological evaluation of selectin antagonists. While the scope of work under the research agreement with the University ended in 2017, certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, we owe the University 10% of all milestone and royalty payments received from Pfizer with respect to rivipansel. There were no payments due to the University for the three months ended March 31, 2019 or 2018.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to our revenue recognition, accrued research and development expenses, stock-based compensation expense and income taxes. We base our estimates on historical experience, known trends and events and various other factors that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other resources.  Actual results may differ from these estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our financial statements prospectively from the date of the change in estimate.

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. There have not been any material changes to our critical accounting policies since December 31, 2018.

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

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, facilities expenses, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, fees paid to contract research organizations and other consultants and other outside expenses. Other preclinical research and platform programs include activities related to exploratory efforts, target validation, lead optimization for our preclinical programs and our proprietary glycomimetics platform.

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

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

The following table sets forth our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2019	2018	Change
Revenue	$—	$—	$—
Costs and expenses:
Research and development expense	11,773	9,022	2,751
General and administrative expense	3,360	2,855	505
Total costs and expenses	15,133	11,877	3,256
Loss from operations	(15,133)	(11,877)	(3,256)
Interest income	1,049	364	685
Net loss and comprehensive loss	$(14,084)	$(11,513)	$(2,571)

Research and Development Expense

The following table summarizes our research and development expense by functional area for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2019	2018	Change
Clinical development	$2,607	$858	$1,749
Manufacturing and formulation	5,244	4,889	355
Contract research services, consulting and other costs	594	501	93
Laboratory costs	502	490	12
Personnel-related	2,318	1,859	459
Stock-based compensation	508	425	83
Research and development expense	$11,773	$9,022	$2,751

During the three months ended March 31, 2019, our research and development expense increased by $2.8 million, or 30%, compared to the same period in 2018. This increase was primarily the result of the higher clinical expenses related to the start-up and enrollment of patients in the Phase 3 clinical trial of uproleselan in the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018. Personnel-related and stock-based compensation expenses increased due an increase in our research and development headcount compared to the same period in 2018, as well as annual salary adjustments and stock option awards granted in the first quarter of 2019.

The following table summarizes our research and development expense by drug candidate for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2019	2018	Change
Uproleselan	$7,874	$6,024	$1,850
GMI-1359	166	5	161
Other research and development	907	709	198
Personnel-related and stock-based compensation	2,826	2,284	542
Research and development expense	$11,773	$9,022	$2,751

General and Administrative Expense

The following table summarizes the components of our general and administrative expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2019	2018	Change
Personnel-related	$1,134	$955	$179
Stock-based compensation	875	691	184
Legal, consulting and other professional expenses	1,135	1,029	106
Other	216	180	36
General and administrative expense	$3,360	$2,855	$505

During the three months ended March 31, 2019, our general and administrative expense increased by $505,000, or 18%, compared to the same period in 2018. Personnel-related and stock-based compensation expenses increased due an increase in general and administrative headcount compared to the same period in 2018, as well as annual salary adjustments and stock option awards granted in the first quarter of 2019.

Interest Income

Interest income increased by $685,000 to $1.0 million for the three months ended March 31, 2019 from $364,000 for the three months ended March 31, 2018 due to higher average cash balances following our public offering of common stock in March 2018.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through public offerings and private placements of our capital stock, as well as up-front and milestone payments from Pfizer. As of March 31, 2019, we had $195.6 million in cash and cash equivalents.

We are potentially eligible to earn a significant amount of milestone payments and royalties under our agreement with Pfizer. Our ability to earn these payments and their timing is dependent upon the outcome of Pfizer’s activities including the results of the ongoing Phase 3 clinical trial and is uncertain at this time.

In September 2017, we entered into an at-the-market sales agreement under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen as our sales agent.  As of the date of this report, we have sold an aggregate of 1,600,000 shares of our common stock under this agreement for net proceeds of $19.3 million. There were no sales under the at-the-market sales agreement for the three months ended March 31, 2019 or 2018.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical and manufacturing costs, legal and other regulatory expenses and general overhead costs.

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

A change in the outcome of any of these variables with respect to the development of any of our drug candidates would significantly change the costs and timing associated with the development of that drug candidate. Because our drug candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements, including our existing collaboration with Pfizer. Except for Pfizer’s obligation to make potential future milestone and royalty payments under our agreement with them, we do not have any committed external source of liquidity.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents will enable us to fund our operations at least through our receipt of preliminary results from our Phase 3 clinical trial of uproleselan in individuals with relapsed/refractory AML, which we currently expect to occur by the end of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(14,348)	$(10,209)
Investing activities	(40)	(17)
Financing activities	31	128,933
Net change in cash and cash equivalents	$(14,357)	$118,707

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 and 2018 was primarily the result of ongoing costs associated with our uproleselan clinical development programs, which for 2019 also included significant manufacturing costs and costs associated with the enrollment of patients in our Phase 3 clinical trial.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 and 2018 was for computer and laboratory equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 consisted of proceeds from stock option exercises. Net cash provided by financing activities during the three months ended March 31, 2018 consisted of the net proceeds of $128.6 million from our public offering in March 2018 and $300,000 in proceeds from stock option and warrant exercises.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2019, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents of $195.6 million and $209.9 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors as of the date of this quarterly report on Form 10‑Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on March 6, 2019.

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

10.1*	Amended and Restated Executive Employment Agreement, effective as of March 1, 2019, by and between the Registrant and Armand Girard.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

GLYCOMIMETICS, INC.

Date: May 2, 2019	By:	/s/ Brian M. Hahn
Brian M. Hahn
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)