Form 10-Q
period 2019-06-30
GLYCOMIMETICS INC
filed 2019-08-01
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ◻    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 30, 2019 was 43,193,190.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLYCOMIMETICS, INC.

Balance Sheets

	June 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$184,167,114	$209,917,595
Prepaid expenses and other current assets	2,301,610	2,351,524
Total current assets	186,468,724	212,269,119
Property and equipment, net	929,898	957,226
Prepaid research and development expenses	1,560,607	1,560,607
Deposits	52,320	52,320
Operating lease right-of-use asset	3,323,294	—
Total assets	$192,334,843	$214,839,272
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$3,026,746	$2,663,579
Accrued bonuses	1,082,018	1,727,184
Accrued expenses	5,762,812	4,273,620
Operating lease liabilities	761,311	—
Deferred rent	—	98,771
Total current liabilities	10,632,887	8,763,154
Noncurrent operating lease liabilities	3,143,013	—
Deferred rent, net of current portion	—	611,623
Total liabilities	13,775,900	9,374,777
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 43,193,190 shares issued and outstanding at June 30, 2019; 100,000,000 shares authorized, 43,160,751 shares issued and outstanding at December 31, 2018	43,192	43,159
Additional paid-in capital	408,980,202	405,972,075
Accumulated deficit	(230,464,451)	(200,550,739)
Total stockholders’ equity	178,558,943	205,464,495
Total liabilities and stockholders’ equity	$192,334,843	$214,839,272

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—

Costs and expenses:
Research and development expense	13,065,359	9,302,266	24,838,025	18,323,688
General and administrative expense	3,750,610	2,846,636	7,111,058	5,701,762
Total costs and expenses	16,815,969	12,148,902	31,949,083	24,025,450
Loss from operations	(16,815,969)	(12,148,902)	(31,949,083)	(24,025,450)
Interest income	986,154	870,139	2,035,371	1,233,843
Net loss and comprehensive loss	$(15,829,815)	$(11,278,763)	$(29,913,712)	$(22,791,607)
Basic and diluted net loss per common share	$(0.37)	$(0.26)	$(0.69)	$(0.58)
Basic and diluted weighted-average number of common shares	43,183,010	42,809,840	43,174,989	38,982,965

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Stockholders’ Equity

	Six-Month Period Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	43,160,751	$43,159	$405,972,075	$(200,550,739)	$205,464,495
Exercise of options	32,439	33	106,288	—	106,321
Stock-based compensation	—	—	2,901,839	—	2,901,839
Net loss	—	—	—	(29,913,712)	(29,913,712)
Balance at June 30, 2019	43,193,190	$43,192	$408,980,202	$(230,464,451)	$178,558,943

	Six-Month Period Ended June 30, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	34,359,799	$34,358	$271,944,173	$(152,277,106)	$119,701,425
Issuance of common stock, net of issuance costs	8,050,000	8,050	128,417,030	—	128,425,080
Exercise of options and warrants	645,625	646	393,140	—	393,786
Stock-based compensation	—	—	2,266,219	—	2,266,219
Net loss	—	—	—	(22,791,607)	(22,791,607)
Balance at June 30, 2018	43,055,424	$43,054	$403,020,562	$(175,068,713)	$227,994,903

	Three-Month Period Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2019	43,180,169	$43,179	$407,385,052	$(214,634,636)	$192,793,595
Exercise of options	13,021	13	75,755	—	75,768
Stock-based compensation	—	—	1,519,395	—	1,519,395
Net loss	—	—	—	(15,829,815)	(15,829,815)
Balance at June 30, 2019	43,193,190	$43,192	$408,980,202	$(230,464,451)	$178,558,943

	Three-Month Period Ended June 30, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2018	42,490,110	$42,489	$401,786,661	$(163,789,950)	$238,039,200
Issuance of common stock, net of issuance costs	—	—	(10,920)	—	(10,920)
Exercise of options and warrants	565,314	565	94,432	—	94,997
Stock-based compensation	—	—	1,150,389	—	1,150,389
Net loss	—	—	—	(11,278,763)	(11,278,763)
Balance at June 30, 2018	43,055,424	$43,054	$403,020,562	$(175,068,713)	$227,994,903

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(29,913,712)	$(22,791,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	141,631	138,317
Loss on disposal of property and equipment	—	168
Amortization of operating lease right-of-use asset	302,843	—
Stock-based compensation expense	2,901,839	2,266,219
Changes in assets and liabilities:
Prepaid expenses and other current assets	(34,547)	(188,632)
Prepaid research and development expenses	—	(1,510,607)
Accounts payable	363,167	592,413
Accrued expenses and bonuses	844,026	(1,738,448)
Operating lease liabilities	(347,744)	(34,649)
Net cash used in operating activities	(25,742,497)	(23,266,826)

Investing activities
Purchases of property and equipment	(114,305)	(42,054)
Net cash used in investing activities	(114,305)	(42,054)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	128,425,080
Proceeds from exercise of stock options and warrants	106,321	393,786
Net cash provided by financing activities	106,321	128,818,866
Net change in cash and cash equivalents	(25,750,481)	105,509,986
Cash and cash equivalents, beginning of period	209,917,595	123,924,738
Cash and cash equivalents, end of period	$184,167,114	$229,434,724

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

Unaudited Financial Statements

The accompanying balance sheet as of June 30, 2019,  statements of operations and comprehensive loss and statements of stockholders’ equity for the three and six months ended June 30, 2019 and 2018 and statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2019. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, except for the effect of adopting ASU 2016-02 Leases  (Topic 842), and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2019, its results of operations for the three and six months ended June 30, 2019 and 2018, changes in its stockholders’ equity for the three and six months ended June  30, 2019 and 2018 and its cash flows for the six months ended June 30, 2019 and 2018. The December 31, 2018 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2019 and 2018 are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of June 30, 2019 and December 31, 2018. The carrying value of cash held in money market funds of $182.2 million and $207.9 million as of June 30, 2019 and December 31, 2018, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

Research and Development Costs

Research and development costs are expensed as incurred. For payments made in advance, the Company defers the cost and recognizes research and development expense as the services are rendered. Research and development costs primarily consist of salaries and related expenses for personnel, laboratory supplies and raw materials, sponsored research, depreciation of laboratory facilities and leasehold improvements, and utilities costs related to research space. Other research and development expenses include fees paid to consultants and outside service providers including clinical research organizations and clinical manufacturing organizations.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average common shares outstanding, as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options and restricted stock units	5,073,149	3,981,055	5,073,149	3,981,055

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and six months ended June 30, 2019 and 2018, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted this ASU as of January 1, 2019. Upon transition, the Company measured nonemployee awards at fair value as of the adoption date. The adoption of the standard did not materially affect the Company’s operating results, cash flows or financial position.

In August 2018, the U.S. Securities and Exchange Commission (SEC) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification.  This final rule amends certain disclosure requirements that are redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. Effective with the adoption of the rule, the Company has included a separate statement of stockholders’ equity in the financial statements for the three and six months ended June 30, 2019 and 2018.

Accounting Standards Not Yet Adopted

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The amendment clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation and disclosure requirements. The amendment also adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. Lastly, the amendment requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating these clarifications in the accounting and presentation for its collaborative arrangements within the scope of Topic 808 but does not expect it will have any material impact.

With the exception of the new standards discussed above, there have been no new accounting pronouncements that have significance, or potential significance, to the Company’s financial statements.

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	June 30,	December 31,
	2019	2018
Prepaid research and development expenses	$1,594,492	$1,608,768
Other prepaid expenses	394,006	329,634
Other receivables	313,112	413,122
Prepaid expenses and other current assets	$2,301,610	$2,351,524

4. Property and Equipment

Property and equipment, net consists of the following:

	June 30,	December 31,
	2019	2018
Furniture and fixtures	$340,850	$334,300
Laboratory equipment	1,393,628	1,389,036
Office equipment	11,085	11,085
Computer equipment	294,350	233,282
Leasehold improvements	614,236	573,165
Property and equipment	2,654,149	2,540,868
Less accumulated depreciation	(1,724,251)	(1,583,642)
Property and equipment, net	$929,898	$957,226

Depreciation expense was $71,191 and $69,560 for the three months ended June 30, 2019 and 2018, respectively, and  $141,631 and $138,317 for the six months ended June 30, 2019 and 2018, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	June 30,	December 31,
	2019	2018
Accrued research and development expenses	$4,663,931	$3,483,741
Accrued consulting and other professional fees	431,754	140,397
Accrued employee benefits	513,787	385,789
Other accrued expenses	153,340	263,693
Accrued expenses	$5,762,812	$4,273,620

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

The Company identified and applied the following significant assumptions in recognizing the right-of-use asset and corresponding liability for the Lease and Lease Amendment:

•

Lease term – The lease term includes both the noncancelable period and, when applicable, cancelable option periods where failure to exercise such option would result in an economic penalty. The Company’s renewal option to extend is not reasonably certain of being exercised as of June 30, 2019.

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

As of June 30, 2019 the weighted-average remaining lease term was 4.3 years. There were no additional operating leases entered into during the six months ended June 30, 2019.

The components of lease expense and related cash flows were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$232,036	$464,026
Variable lease cost	84,723	176,481
Total operating lease cost	$316,759	$640,507

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$255,493	$508,880

Maturities of lease liability due under these lease agreements as of June 30, 2019 were as follows:

Operating Lease
Obligation
July 1, 2019 - December 31, 2019	$518,028
2020	1,052,581
2021	1,078,895
2022	1,105,867
2023	846,830
Thereafter	—
Total	4,602,201
Present value adjustment	(697,877)
Present value of lease payments	$3,904,324

7. Stockholders’ Equity

At-The-Market Sales Facility

On September 28, 2017, the Company entered into an at-the-market sales agreement (the “September 2017 Sales Agreement”) with Cowen and Company, LLC to sell up to $100.0 million of the Company’s common stock registered under a shelf registration statement filed with the U.S. Securities and Exchange Commission in September 2017. As of June 30, 2019,  $80.0 million remained available to be sold under the terms of the September 2017 Sales Agreement. There were no shares sold under the September 2017 Sales Agreement during the six months ended June 30, 2019 or 2018.

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

A summary of the Company’s stock option activity under the 2003 Plan for the six months ended June 30, 2019 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Outstanding	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Outstanding as of December 31, 2018	667,080	$1.24	2.2
Options exercised	(11,000)	1.12
Options forfeited	—	—
Outstanding, Vested and Exercisable as of June 30, 2019	656,080	1.25	1.7	$7,004

As of June 30, 2019, outstanding options under the 2003 Plan were fully expensed and all shares underlying outstanding options were fully vested.  Total intrinsic value of the options exercised during the six months ended June 30, 2019 and 2018 was $129,250 and $512,313, respectively, and total cash received for options exercised was $12,320 and $37,600 during the six months ended June 30, 2019 and 2018, respectively.

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

A summary of the Company’s stock option activity under the 2013 Plan for the six months ended June 30, 2019 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Outstanding	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Outstanding as of December 31, 2018	3,265,254	$8.39	7.1
Options granted	1,172,596	11.00
Options exercised	(16,606)	5.66
Options forfeited	(4,175)	16.24
Outstanding as of June 30, 2019	4,417,069	10.45	7.4	$12,795
Vested or expected to vest as of June 30, 2019	4,417,069	10.45	7.4	$12,795
Exercisable as of June 30, 2019	2,450,440	9.00	6.1	$9,830

The weighted-average fair value of the options granted during the six months ended June 30, 2019 and 2018 was $7.20 per share and $13.52 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Six Months Ended June 30,
	2019	2018
Expected term	6.25 years	6.25 years
Expected volatility	71.14%	73.82%
Risk-free interest rate	2.55%	2.49%
Expected dividend yield	0%	0%

As of June 30, 2019, there was $14,641,879 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 2.8  years. Total intrinsic value of the options exercised during the six months ended June 30, 2019 and 2018 was $97,429 and $721,337, respectively, and total cash received for options exercised was $94,001 and $353,850 during the six months ended June 30, 2019 and 2018, respectively. The total fair value of shares underlying options which vested in the six months ended June 30, 2019 and 2018 was $4,395,888 and $2,204,404, respectively.

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. The Company has granted RSUs with service conditions (service RSUs) that vest in three equal annual installments provided that the employee remains employed with the Company at each installment date.  As of June 30, 2019, outstanding RSUs under the 2013 Plan were fully expensed and all shares were fully vested.

The following is a summary of RSU activity under the 2013 Plan for the six months ended June 30, 2019:

Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2018	4,833	$4.61
Granted	—	—
Forfeited	—	—
Vested	4,833	4.61
Unvested at June 30, 2019	—	—

Stock-based compensation expense was classified on the statements of operations as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expense	$578,843	$427,355	$1,086,665	$852,564
General and administrative expense	940,552	723,034	1,815,174	1,413,655
Total stock-based compensation expense	$1,519,395	$1,150,389	$2,901,839	$2,266,219

8. Income Taxes

The Company has not recorded any tax provision or benefit for the six months ended June 30, 2019 and 2018. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at June 30, 2019 and December 31, 2018.

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

Under the Pfizer Agreement, in order to evaluate the appropriate transaction price, the Company determined that the up-front amount constituted the entirety of the consideration to be included in the transaction price. The transaction price of the up-front fee is equal to the $22.5 million received. The fixed up-front consideration was recognized under ASC 606 based on when control of the combined performance obligation was transferred to the customer, which corresponded with the service period (through March 2013). None of the clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were fully constrained. Event-driven milestones are a form of variable consideration as the payments are variable based on the occurrence of future events. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and is contingent upon success in future clinical trials and the licensee’s efforts. Recognition of event-driven milestones should be recognized when the variable consideration is no longer constrained. Future event-driven milestones will be recognized when the constraint no longer applies. The Company received a $15.0 million non-refundable milestone payment in May 2014 and an additional non-refundable milestone payment of $20.0 million in June 2015. The Company did not recognize any revenue under the Pfizer Agreement during the six months ended June 30, 2019 or 2018.

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

The Company has entered into a research services agreement (the Research Agreement) with the University of Basel (the University) for biological evaluation of selectin antagonists. While the scope of work under the Research

Agreement with the University ended in 2017, certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, the Company owes to the University 10% of all milestone and royalty payments received from Pfizer with respect to rivipansel. There were no milestone payments due to the University for the six months ended June 30, 2019 or 2018.

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

We are focusing our initial efforts on drug candidates for rare diseases that we believe will qualify for orphan drug designation. Our first drug candidate, rivipansel, is a pan-selectin antagonist being developed for the treatment of vaso-occlusive crisis, a debilitating and painful condition that occurs periodically throughout the life of a person with sickle cell disease. We have entered into an agreement with Pfizer Inc., or Pfizer, for the further development and potential commercialization of rivipansel worldwide. Rivipansel has received fast track designation from the U.S. Food and Drug Administration, or FDA, as well as orphan drug designation from the FDA in the United States and from the European Medicines Agency, or EMA, in the European Union. Since the completion of our Phase 2 clinical trial of rivipansel in 2013, Pfizer has been responsible for the further clinical development, regulatory approval and potential commercialization of rivipansel. Pfizer enrolled the first patient in a Phase 3 clinical trial in June 2015 and completed enrollment in May 2019. We have been notified by Pfizer that they expect to have top-line data from the trial in the third quarter of 2019. We believe the clinical progress of rivipansel provides evidence of the significant potential of our lead program and our proprietary glycomimetics platform.

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

Uproleselan received orphan drug designation from the FDA in May 2015 for the treatment of patients with AML. In June 2016, uproleselan received fast track designation from the FDA for the treatment of adult patients with relapsed or refractory AML and elderly patients aged 60 years or older with AML. In May 2017, uproleselan received Breakthrough Therapy designation from the FDA for the treatment of adult patients with relapsed or refractory AML. In May 2017, the European Commission, based on a favorable recommendation from the EMA Committee for Orphan Medicinal Products, granted orphan designation for uproleselan for the treatment of patients with AML. In June 2018, we received a response from the EMA to our request for scientific advice with respect to our Marketing Authorization Application, or MAA, development plan. Based on this guidance, we are conducting a Phase 3 clinical trial in Europe and intend to pursue regulatory approval of uproleselan for treatment of AML.

In May 2018, we signed a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, part of the National Institutes of Health. Under the terms of the CRADA, we will collaborate with both the NCI and the Alliance for Clinical Trials in Oncology to conduct a Phase 2/3 randomized, controlled clinical trial testing the addition of uproleselan to a standard cytarabine/daunorubicin chemotherapy regimen (7&3) in older adults with previously untreated AML who are suitable for intensive chemotherapy. The primary endpoint will be overall survival, which is defined as the time from the date of randomization to death from any cause, with a planned interim analysis based on event-free survival after the first 250 patients have been enrolled in the trial. The full trial is expected to enroll approximately 670 patients.  Under the terms of the CRADA, the NCI may also fund additional research, including clinical trials involving pediatric patients with AML as well as preclinical experiments and clinical trials evaluating alternative populations and chemotherapy regimens. We will supply uproleselan as well as provide financial support to augment data analysis and monitoring for the Phase 3 program. The trial opened for enrollment in early 2019 and enrolled the first patient in April 2019.

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

Prior to our IPO, we raised an aggregate of $86.6 million to fund our operations, of which $22.5 million was an up-front payment under our collaboration with Pfizer and $64.1 million was from the sale of our convertible promissory notes and convertible preferred stock. The IPO provided us with net proceeds of $57.2 million, and we received a non-refundable milestone payment from Pfizer in May 2014 of $15.0 million. In August 2015, we received another non-refundable milestone payment from Pfizer of $20.0 million following the dosing of the first patient in the Phase 3 clinical trial of rivipansel. We received an additional $19.7 million in net proceeds from our public offering in June 2016, $86.8 million in net proceeds from our public offering in May 2017 and $128.4 million in net proceeds from our public offering in March 2018. During the years ended December 31, 2016 and 2017, we received an aggregate of $30.5 million of net proceeds from sales of our common stock pursuant to our at-the-market sales agreements with Cowen. There were no securities sold during the year ended December 31, 2018 or the six months ended June 30, 2019 under our at-the-market sales agreement with Cowen.

Since inception, we have incurred significant operating losses. We have generated cumulative revenue of $58.6 million since our inception through June 30, 2019, primarily consisting of the $22.5 million up-front payment from Pfizer in 2011, the $15.0 million non-refundable milestone payment in May 2014 and the $20.0 million non-refundable milestone payment in August 2015. We had an accumulated deficit of $230.5 million as of June 30, 2019, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, the receipt of milestone payments, if any, under our collaboration with Pfizer, and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

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

The first potential milestone payment under the Pfizer agreement was $35.0 million upon the initiation of dosing of the first patient in a Phase 3 clinical trial of rivipansel by Pfizer. Based on certain terms of the agreement, Pfizer made a $15.0 million non-refundable partial milestone payment to us in May 2014, which we recognized as revenue in May

2014, when earned, and the dosing of the first patient in the Phase 3 clinical trial in June 2015 triggered the remaining $20.0 million milestone payment to us. We recorded the $20.0 million milestone payment as revenue in June 2015. There were no milestone payments received or recorded as revenue from Pfizer for the six months ended June 30, 2019 or 2018.

We entered into a research services agreement with the University of Basel, or the University, for biological evaluation of selectin antagonists. While the scope of work under the research agreement with the University ended in 2017, certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, we owe the University 10% of all milestone and royalty payments received from Pfizer with respect to rivipansel. There were no payments due to the University for the six months ended June 30, 2019 or 2018.

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

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

The following tables set forth our results of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Period-to-Period
(in thousands)	2019	2018	Change
Revenue	$—	$—	$—
Costs and expenses:
Research and development expense	13,065	9,302	3,763
General and administrative expense	3,751	2,847	904
Total costs and expenses	16,816	12,149	4,667
Loss from operations	(16,816)	(12,149)	(4,667)
Interest income	986	870	116
Net loss and comprehensive loss	$(15,830)	$(11,279)	$(4,551)

	Six Months Ended June 30,		Period-to-Period
(in thousands)	2019	2018	Change
Revenue	$—	$—	$—
Costs and expenses:
Research and development expense	24,838	18,324	6,514
General and administrative expense	7,111	5,702	1,409
Total costs and expenses	31,949	24,026	7,923
Loss from operations	(31,949)	(24,026)	(7,923)
Interest income	2,035	1,234	801
Net loss and comprehensive loss	$(29,914)	$(22,792)	$(7,122)

Research and Development Expense

The following tables summarize our research and development expense by functional area for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Period-to-Period
(in thousands)	2019	2018	Change
Clinical development	$2,512	$1,438	$1,074
Manufacturing and formulation	6,033	4,451	1,582
Contract research services, consulting and other costs	848	614	234
Laboratory costs	498	486	12
Personnel-related	2,595	1,886	709
Stock-based compensation	579	427	152
Research and development expense	$13,065	$9,302	$3,763

	Six Months Ended June 30,		Period-to-Period
(in thousands)	2019	2018	Change
Clinical development	$5,119	$2,296	$2,823
Manufacturing and formulation	11,276	9,340	1,936
Contract research services, consulting and other costs	1,442	1,115	327
Laboratory costs	1,000	975	25
Personnel-related	4,914	3,745	1,169
Stock-based compensation	1,087	853	234
Research and development expense	$24,838	$18,324	$6,514

During the three and six months ended June 30, 2019, our research and development expense increased by $3.8 million, or 40%, and $6.5 million, or 36%, respectively, compared to the same periods in 2018. These increases were primarily the result of higher clinical development expenses related to our randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate uproleselan in individuals with relapsed/refractory AML.  Enrollment in this trial started in the fourth quarter of 2018. In addition, our manufacturing costs have increased to meet our supply obligations for clinical trials of uproleselan conducted by or in collaboration with third parties. Personnel-related and stock-based compensation expenses increased due to an increase in our clinical headcount and annual stock option awards granted in the first quarter of 2019.

The following tables summarize our research and development expense by drug candidate for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Period-to-Period
(in thousands)	2019	2018	Change
Uproleselan	$8,870	$6,099	$2,771
GMI-1359	71	160	(89)
Other research and development	950	730	220
Personnel-related and stock-based compensation	3,174	2,313	861
Research and development expense	$13,065	$9,302	$3,763

	Six Months Ended June 30,		Period-to-Period
(in thousands)	2019	2018	Change
Uproleselan	$16,744	$12,123	$4,621
GMI-1359	237	165	72
Other research and development	1,857	1,438	419
Personnel-related and stock-based compensation	6,000	4,598	1,402
Research and development expense	$24,838	$18,324	$6,514

General and Administrative Expense

The following tables summarize the components of our general and administrative expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Period-to-Period
(in thousands)	2019	2018	Change
Personnel-related	$1,115	$837	$278
Stock-based compensation	941	723	218
Legal, consulting and other professional expenses	1,490	1,088	402
Other	205	199	6
General and administrative expense	$3,751	$2,847	$904

	Six Months Ended June 30,		Period-to-Period
(in thousands)	2019	2018	Change
Personnel-related	$2,249	$1,792	$457
Stock-based compensation	1,815	1,414	401
Legal, consulting and other professional expenses	2,626	2,117	509
Other	421	379	42
General and administrative expense	$7,111	$5,702	$1,409

During the three and six months ended June 30, 2019, our general and administrative expense increased by $904,000, or 32%, and $1.4 million, or 25%, respectively, compared to the same periods in 2018. Personnel-related and stock-based compensation expenses increased due an increase in general and administrative headcount compared to the same periods in 2018, as well as annual salary adjustments and stock option awards granted in the first quarter of 2019. Legal expenses increased due to higher patent and contract review expenses for 2019 as compared to the same periods in 2018.

Interest Income

During the three and six months ended June 30, 2019, our interest income increased by $116,000, or 13% and $801,000, or 65%, respectively, compared to the same periods in 2018 due to higher average cash balances following our public offering of common stock in March 2018.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations primarily through public offerings and private placements of our capital stock, as well as up-front and milestone payments from Pfizer. As of June 30, 2019, we had $184.2 million in cash and cash equivalents.

We are potentially eligible to earn a significant amount of milestone payments and royalties under our agreement with Pfizer. Our ability to earn these payments and their timing is dependent upon the outcome of Pfizer’s activities, including the results of the ongoing Phase 3 clinical trial, and is uncertain at this time.

In September 2017, we entered into an at-the-market sales agreement under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen as our sales agent.  As of the date of this report, we have sold an aggregate of 1,600,000 shares of our common stock under this agreement for net proceeds of $19.3 million. There were no sales under the at-the-market sales agreement for the six months ended June 30, 2019 or 2018.

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

Cash Flows

The following is a summary of our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(25,742)	$(23,267)
Investing activities	(114)	(42)
Financing activities	106	128,819
Net change in cash and cash equivalents	$(25,750)	$105,510

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 and 2018 was primarily the result of ongoing costs associated with our uproleselan clinical development programs, which for 2019 also included significant manufacturing costs and clinical costs associated with the enrollment of patients in our Phase 3 clinical trial and our support of the Phase 3 clinical trials of uproleselan conducted by third parties.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 and 2018 was for computer and laboratory equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019  consisted of proceeds from stock option exercises. Net cash provided by financing activities during the six months ended June 30, 2018 consisted of the net proceeds of $128.4 million from our public offering in March 2018 and $400,000 in proceeds from stock option and warrant exercises.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2019, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents of $184.2 million and $209.9 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1+*	Amended and Restated Non-Employee Director Compensation Policy.

10.2*	Amended and Restated Executive Employment Agreement, effective as of July 30, 2019, by and between the Registrant and Rachel K. King.

10.3*	Amended and Restated Executive Employment Agreement, effective as of July 30, 2019, by and between the Registrant and Brian M. Hahn.

10.4*	Amended and Restated Executive Employment Agreement, effective as of July 30, 2019, by and between the Registrant and John Magnani, Ph.D..

10.5*	Amended and Restated Executive Employment Agreement, effective as of July 30, 2019, by and between the Registrant and Helen Thackray.

10.6*	Amended and Restated Executive Employment Agreement, effective as of July 30, 2019, by and between the Registrant and Armand Girard.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

GLYCOMIMETICS, INC.

Date: August 1, 2019	By:	/s/ Brian M. Hahn
Brian M. Hahn
Chief Financial Officer and Senior Vice President
(On behalf of the Registrant and as Principal Financial Officer)