Form 10-Q
period 2019-09-30
GLYCOMIMETICS INC
filed 2019-11-07
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ◻    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on November 4, 2019 was 43,359,949.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLYCOMIMETICS, INC.

Balance Sheets

	September 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$170,886,792	$209,917,595
Prepaid expenses and other current assets	3,909,979	2,351,524
Total current assets	174,796,771	212,269,119
Property and equipment, net	878,406	957,226
Prepaid research and development expenses	1,560,607	1,560,607
Deposits	52,320	52,320
Operating lease right-of-use asset	3,166,539	—
Total assets	$180,454,643	$214,839,272
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$1,407,548	$2,663,579
Accrued bonuses	1,645,619	1,727,184
Accrued expenses	6,599,247	4,273,620
Operating lease liabilities	783,925	—
Deferred rent	—	98,771
Total current liabilities	10,436,339	8,763,154
Noncurrent operating lease liabilities	2,937,327	—
Deferred rent, net of current portion	—	611,623
Total liabilities	13,373,666	9,374,777
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 43,359,949 shares issued and outstanding at September 30, 2019; 100,000,000 shares authorized, 43,160,751 shares issued and outstanding at December 31, 2018	43,358	43,159
Additional paid-in capital	410,753,952	405,972,075
Accumulated deficit	(243,716,333)	(200,550,739)
Total stockholders’ equity	167,080,977	205,464,495
Total liabilities and stockholders’ equity	$180,454,643	$214,839,272

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—

Costs and expenses:
Research and development expense	10,724,178	9,729,089	35,562,202	28,052,777
General and administrative expense	3,380,932	2,790,431	10,491,991	8,492,194
Total costs and expenses	14,105,110	12,519,520	46,054,193	36,544,971
Loss from operations	(14,105,110)	(12,519,520)	(46,054,193)	(36,544,971)
Interest income	853,228	944,409	2,888,599	2,178,253
Net loss and comprehensive loss	$(13,251,882)	$(11,575,111)	$(43,165,594)	$(34,366,718)
Basic and diluted net loss per common share	$(0.31)	$(0.27)	$(1.00)	$(0.85)
Basic and diluted weighted-average number of common shares	43,295,397	43,069,282	43,215,125	40,345,071

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Stockholders’ Equity

	Nine Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	43,160,751	$43,159	$405,972,075	$(200,550,739)	$205,464,495
Exercise of options	199,198	199	292,892	—	293,091
Stock-based compensation	—	—	4,488,985	—	4,488,985
Net loss	—	—	—	(43,165,594)	(43,165,594)
Balance at September 30, 2019	43,359,949	$43,358	$410,753,952	$(243,716,333)	$167,080,977

	Nine Months Ended September 30, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	34,359,799	$34,358	$271,944,173	$(152,277,106)	$119,701,425
Issuance of common stock, net of issuance costs	8,050,000	8,050	128,417,030	—	128,425,080
Exercise of options and warrants	727,428	728	897,832	—	898,560
Stock-based compensation	—	—	3,437,341	—	3,437,341
Net loss	—	—	—	(34,366,718)	(34,366,718)
Balance at September 30, 2018	43,137,227	$43,136	$404,696,376	$(186,643,824)	$218,095,688

	Three Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2019	43,193,190	$43,192	$408,980,202	$(230,464,451)	$178,558,943
Exercise of options	166,759	166	186,603	—	186,769
Stock-based compensation	—	—	1,587,147	—	1,587,147
Net loss	—	—	—	(13,251,882)	(13,251,882)
Balance at September 30, 2019	43,359,949	$43,358	$410,753,952	$(243,716,333)	$167,080,977

	Three Months Ended September 30, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2018	43,055,424	$43,054	$403,020,562	$(175,068,713)	$227,994,903
Exercise of options	81,803	82	504,691	—	504,773
Stock-based compensation	—	—	1,171,123	—	1,171,123
Net loss	—	—	—	(11,575,111)	(11,575,111)
Balance at September 30, 2018	43,137,227	$43,136	$404,696,376	$(186,643,824)	$218,095,688

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(43,165,594)	$(34,366,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	211,391	206,794
Loss on disposal of property and equipment	—	168
Non cash lease expense	459,599	—
Stock-based compensation expense	4,488,985	3,437,341
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,642,917)	689,698
Prepaid research and development expenses	—	(1,510,607)
Accounts payable	(1,256,031)	(1,987,696)
Accrued expenses and bonuses	2,244,062	232,534
Operating lease liabilities	(530,818)	(52,644)
Net cash used in operating activities	(39,191,323)	(33,351,130)

Investing activities
Purchases of property and equipment	(132,571)	(68,614)
Net cash used in investing activities	(132,571)	(68,614)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	128,425,080
Proceeds from exercise of stock options and warrants	293,091	898,560
Net cash provided by financing activities	293,091	129,323,640
Net change in cash and cash equivalents	(39,030,803)	95,903,896
Cash and cash equivalents, beginning of period	209,917,595	123,924,738
Cash and cash equivalents, end of period	$170,886,792	$219,828,634

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

Unaudited Financial Statements

The accompanying balance sheet as of September 30, 2019, statements of operations and comprehensive loss and statements of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 and statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2019. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, except for the effect of adopting ASU 2016-02 Leases  (Topic 842), as described below under “Recently Issued Accounting Standards—Adopted Accounting Standards,” and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2019, its results of operations for the three and nine months ended September 30, 2019 and 2018, changes in its stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 and its cash flows for the nine months ended September 30, 2019 and 2018. The December 31, 2018 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2019 and 2018 are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of September 30, 2019 and December 31, 2018. The carrying value of cash held in money market funds of $168.9 million and $207.9 million as of September 30, 2019 and December 31, 2018, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

The Company entered into a collaborative research and development agreement with Pfizer Inc. (Pfizer) in 2011. The agreement is in the form of a license agreement (the Pfizer Agreement). The Pfizer Agreement calls for a non-refundable up-front payment and milestone payments upon achieving significant milestone events. The Pfizer Agreement also contemplates royalty payments on future sales of an approved product. There are no performance, cancellation, termination or refund provisions in the Pfizer Agreement that contain material financial consequences to the Company. Pfizer announced on August 2, 2019 that the licensed product candidate that was the subject of the Pfizer Agreement did not meet the primary or key secondary efficacy endpoints of the pivotal Phase 3 clinical trial being conducted by Pfizer. Pfizer’s analysis of the Phase 3 trial results is ongoing, and the Pfizer Agreement remains in effect, although the Company does not currently expect to receive any further milestone payments or royalties under the Pfizer Agreement. For a complete discussion of the Company’s accounting for the Pfizer Agreement, see Note 9, “Research and License Agreements.”

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

The following potentially dilutive securities outstanding, at September 30, 2019 and 2018, have been excluded from the computation of diluted weighted-average common shares outstanding, as they would be anti-dilutive:

	2019	2018
Stock options and restricted stock units	5,241,838	3,976,362

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2019 and 2018, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

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

In August 2018, the U.S. Securities and Exchange Commission (SEC) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification.  This final rule amends certain disclosure requirements that are redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. Effective with the adoption of the rule, the Company has included a separate statement of stockholders’ equity in the financial statements for the three and nine months ended September 30, 2019 and 2018.

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

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	September 30,	December 31,
	2019	2018
Prepaid research and development expenses	$2,921,151	$1,608,768
Other prepaid expenses	410,247	329,634
Other receivables	578,581	413,122
Prepaid expenses and other current assets	$3,909,979	$2,351,524

4. Property and Equipment

Property and equipment, net consists of the following:

	September 30,	December 31,
	2019	2018
Furniture and fixtures	$345,712	$334,300
Laboratory equipment	1,402,436	1,389,036
Office equipment	11,085	11,085
Computer equipment	296,744	233,282
Leasehold improvements	616,132	573,165
Property and equipment	2,672,109	2,540,868
Less accumulated depreciation	(1,793,703)	(1,583,642)
Property and equipment, net	$878,406	$957,226

Depreciation expense was $70,783 and $68,477 for the three months ended September 30, 2019 and 2018, respectively, and $211,391 and $206,794 for the nine months ended September 30, 2019 and 2018, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	September 30,	December 31,
	2019	2018
Accrued research and development expenses	$5,732,775	$3,483,741
Accrued consulting and other professional fees	257,467	140,397
Accrued employee benefits	465,385	385,789
Other accrued expenses	143,620	263,693
Accrued expenses	$6,599,247	$4,273,620

6. Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. The Company determines a lease exists if the contract conveys the right to control an identified asset for a period of time in exchange for consideration. Control is considered to exist when the lessee has the right to obtain substantially all of the economic benefits from the use of an identified asset as well as direct the right to use of that asset. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less on the lease commencement date.  If a contract is considered to be a lease, the Company recognizes a lease liability based on the present value of the future lease payments over the expected lease term, with an offsetting entry to recognize a right-of-use asset.

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

The Company leases office and research space in Rockville, Maryland under an operating lease with a term from June 15, 2015 through October 31, 2023 (the Lease) that is subject to annual rent increases. The Company has the right to sublease or assign all or a portion of the premises, subject to the conditions set forth in the Lease. The Lease may be terminated early by either the landlord or the Company in certain circumstances. In connection with the Lease, the Company received rent abatement as a lease incentive in the initial year of the Lease.

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

The Company identified and applied the following significant assumptions in recognizing the right-of-use asset and corresponding liability for the Lease and Lease Amendment:

•

Lease term – The lease term includes both the noncancelable period and, when applicable, cancelable option periods where failure to exercise such option would result in an economic penalty. The Company’s renewal option to extend is not reasonably certain of being exercised as of September 30, 2019.

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

As of September 30, 2019 the weighted-average remaining lease term was 4.08 years. There were no additional operating leases entered into during the nine months ended September 30, 2019.

The components of lease expense and related cash flows were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$231,989	$695,968
Variable lease cost	148,353	324,834
Total operating lease cost	$380,342	$1,020,802

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$259,014	$767,894

Maturities of lease liability due under these lease agreements as of September 30, 2019 were as follows:

Operating Lease
Obligation
October 1, 2019 - December 31, 2019	$259,722
2020	1,052,580
2021	1,078,895
2022	1,105,867
2023	846,825
Thereafter	—
Total	4,343,889
Present value adjustment	(622,637)
Present value of lease payments	$3,721,252

7. Stockholders’ Equity

At-The-Market Sales Facility

On September 28, 2017, the Company entered into an at-the-market sales agreement (the “September 2017 Sales Agreement”) with Cowen and Company, LLC to sell up to $100.0 million of the Company’s common stock registered under a shelf registration statement filed with the U.S. Securities and Exchange Commission in September 2017. As of September 30, 2019, $80.0 million remained available to be sold under the terms of the September 2017 Sales Agreement. There were no shares sold under the September 2017 Sales Agreement during the nine months ended September 30, 2019 or 2018.

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

A summary of the Company’s stock option activity under the 2003 Plan for the nine months ended September 30, 2019 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Outstanding	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Outstanding as of December 31, 2018	667,080	$1.24	2.2
Options exercised	(177,759)	1.12
Options forfeited	—
Outstanding, Vested and Exercisable as of September 30, 2019	489,321	1.29	1.5	$1,479

As of September 30, 2019, outstanding options under the 2003 Plan were fully expensed and all shares underlying outstanding options were fully vested. Total intrinsic value of the options exercised during the nine months ended September 30, 2019 and 2018 was $266,450 and $680,200, respectively, and total cash received for options exercised was $199,090 and $56,299 during the nine months ended September 30, 2019 and 2018, respectively.

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

A summary of the Company’s stock option activity under the 2013 Plan for the nine months ended September 30, 2019 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Outstanding	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Outstanding as of December 31, 2018	3,265,254	$8.39	7.1
Options granted	1,191,071	10.96
Options exercised	(16,606)	5.66
Options forfeited	(19,308)	13.79
Outstanding as of September 30, 2019	4,420,411	10.43	7.1	$2
Vested or expected to vest as of September 30, 2019	4,420,411	10.43	7.1	$2
Exercisable as of September 30, 2019	2,567,818	9.12	5.9	$—

The weighted-average fair value of the options granted during the nine months ended September 30, 2019 and 2018 was $7.17 per share and $13.11 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Nine Months Ended September 30,
	2019	2018
Expected term	6.25 years	6.25 years
Expected volatility	71.15%	73.83%
Risk-free interest rate	2.54%	2.53%
Expected dividend yield	0%	0%

As of September 30, 2019, there was $13,050,347 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 2.7 years. Total intrinsic value of the options exercised during the nine months ended September 30, 2019 and 2018 was $97,429 and $1,243,400, respectively, and total cash received for options exercised was $94,001 and $839,924 during the nine months ended September 30, 2019 and 2018, respectively. The total fair value of shares underlying options which vested in the nine months ended September 30, 2019 and 2018 was $5,296,451 and $2,611,141, respectively.

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In September 2019, the Company granted an aggregate of 332,106 RSUs with service conditions to the Company’s non-executive employees.  The RSUs granted in September 2019 vest over a two-year period, with one-third vesting on the first anniversary of the date of grant and the remaining two-thirds vesting on the second anniversary of the date of grant, provided that the employee remains employed with the Company at the applicable vesting date. As of September 30, 2019, there was $1,477,649 of total unrecognized compensation expense associated with these RSU grants that will be recognized over a weighted-average period of approximately two years.

The following is a summary of RSU activity under the 2013 Plan for the nine months ended September 30, 2019:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2018	4,833	$4.61
Granted	332,106	4.53
Forfeited	—	—
Vested	(4,833)	4.61
Unvested at September 30, 2019	332,106	4.53

Stock-based compensation expense was classified on the statements of operations as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expense	$610,506	$429,477	$1,697,171	$1,282,040
General and administrative expense	976,641	741,646	2,791,814	2,155,301
Total stock-based compensation expense	$1,587,147	$1,171,123	$4,488,985	$3,437,341

8. Income Taxes

The Company has not recorded any tax provision or benefit for the nine months ended September 30, 2019 and 2018. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at September 30, 2019 and December 31, 2018.

9. Research and License Agreements

In 2011, the Company and Pfizer entered into the Pfizer Agreement, which provides Pfizer an exclusive worldwide license to rivipansel for vaso-occlusive crisis associated with sickle cell disease (SCD) and for other diseases for which the drug candidate may be developed. On August 2, 2019, Pfizer announced that the pivotal Phase 3 clinical trial to evaluate the efficacy and safety of rivipansel did not meet its primary or key secondary efficacy endpoints. Pfizer’s analysis of the Phase 3 results is ongoing, and the Pfizer Agreement remains in effect, although the Company does not currently expect to receive any of the potential future milestone payments described below.

Under the Pfizer Agreement, the Company was responsible for completion of the Phase 2 clinical trial of rivipansel, after which Pfizer assumed all further development and commercialization responsibilities. Upon execution of the Pfizer Agreement, the Company received an up-front payment of $22.5 million. With respect to rivipansel for the treatment of SCD, the Pfizer Agreement provides for potential development, regulatory and commercial milestone payments of up to $120.0 million in the aggregate, and for any additional indication that may be developed by Pfizer, the Pfizer Agreement provides for potential development, commercial and regulatory milestone payments of up to $65.0 million in the aggregate.  The Pfizer Agreement also provides for potential milestone payments of up to $135.0 million upon the achievement of specified levels of annual net sales of licensed products. Pfizer has the right to terminate the Pfizer Agreement by giving prior written notice.

The Company assessed this arrangement in accordance with Topic 606 and concluded that the contract counterparty, Pfizer, is a customer. The Company identified the following performance obligations under the contract: (1) an exclusive worldwide license to rivipansel for vaso-occlusive crisis associated with SCD and for other diseases for which the drug candidate may be developed; and (2) research and development (R&D) services to develop the rivipansel compound for commercial use related to the Phase 2 clinical trial and delivery of data to Pfizer. Based on the Company’s assessment, the Company determined that the rivipansel license and R&D services are not distinct and are therefore considered as one combined performance obligation. In addition to the rivipansel license and R&D services, management also considered whether the Company’s participation in a Joint Steering Committee (JSC) constituted a promise. The JSC was formed solely for communication purposes between Pfizer and the Company relating to Pfizer’s progress in further developing rivipansel for commercial use. The Company’s involvement in the JSC is limited to attending the JSC meetings on a semi-annual basis to receive progress updates from Pfizer; Pfizer is responsible for calling and organizing the meetings. Given the minimal level of involvement by the Company, participation in the JSC is not considered a significant aspect of the arrangement and the related costs, such as employee time, are not material. Therefore, management views the Company’s participation in the JSC as administrative only and did not further evaluate its participation in the JSC in identifying the performance obligations in the Pfizer Agreement.

Under the Pfizer Agreement, in order to evaluate the appropriate transaction price, the Company determined that the up-front amount constituted the entirety of the consideration to be included in the transaction price. The transaction price of the up-front fee is equal to the $22.5 million received. The fixed up-front consideration was recognized under ASC 606 based on when control of the combined performance obligation was transferred to the customer, which corresponded with the service period (through March 2013). None of the clinical or regulatory milestones have been included in the transaction price, as all milestone amounts were fully constrained. Event-driven milestones are a form of variable consideration as the payments are variable based on the occurrence of future events. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and is contingent upon success in future clinical trials and the licensee’s efforts. Recognition of event-driven milestones should be recognized when the variable consideration is no longer constrained. Future event-driven milestones will be recognized when the constraint no longer applies. The Company received a $15.0 million non-refundable milestone payment in May 2014 and an additional non-refundable milestone payment of $20.0 million in June 2015. The Company did not recognize any revenue under the Pfizer Agreement during the nine months ended September 30, 2019 or 2018.

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

The Company has entered into a research services agreement (the Research Agreement) with the University of Basel (the University) for biological evaluation of selectin antagonists. While the scope of work under the Research Agreement with the University ended in 2017, certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, the Company owes to the University 10% of all milestone and royalty payments received from Pfizer with respect to rivipansel. There were no milestone payments due to the University for the nine months ended September 30, 2019 or 2018.

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

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. Glycomimetics are molecules that mimic the structure of carbohydrates involved in important biological processes. Our proprietary glycomimetics platform is based on our expertise in carbohydrate chemistry and our understanding of the role carbohydrates play in key biological processes. Using this expertise and understanding, we are developing a pipeline of proprietary glycomimetics designed to inhibit disease-related functions of carbohydrates, such as the roles they play in inflammation, cancer and infection. We believe this represents an innovative approach to drug discovery to treat a wide range of diseases. We are focusing our efforts on drug candidates for rare diseases that we believe will qualify for orphan drug designation.

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

Our lead glycomimetic drug candidate, uproleselan, is a specific E-selectin inhibitor that we are developing to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, a life-threatening hematologic cancer, and potentially other hematologic cancers as well. We have completed an initial Phase 1 trial in healthy volunteers for uproleselan, and in May 2017 we completed enrollment in a Phase 1/2 clinical trial in defined populations of patients with AML.  In December 2018, at the annual meeting of the American Society of Hematology, or ASH, we presented clinical data from this Phase 1/2 clinical trial that showed high remission rates and suggested a favorable safety, pharmacokinetic, or PK, and biomarker profile for uproleselan.

In March 2018, we announced our design for a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate uproleselan in individuals with relapsed/refractory AML, which design is aligned with guidance received from the U.S. Food and Drug Administration, or FDA. Based on consultations with the FDA, the single pivotal trial is planned to enroll approximately 380 adult patients with relapsed or refractory AML at centers in the United States, Canada, Europe and Australia. Enrollment began in the fourth quarter of 2018. The primary efficacy endpoint will be overall survival; importantly, the FDA has advised us that data on overall survival will not need to be censored for transplant in the primary efficacy analysis, meaning that patients who proceed to transplant will continue to be included as part of the survival analysis. All patients will be treated with standard chemotherapy of either MEC (mitoxantrone, etoposide and cytarabine) or FAI (fludarabine, cytarabine and idarubicin), with approximately one-half of the patients randomized to receive uproleselan in addition to chemotherapy. Patients receiving uproleselan will be dosed for one day prior to initiation of chemotherapy, twice a day through the chemotherapy regimen, and then for two days after the end of chemotherapy, which was the same regimen as in the Phase 1/2 trial. The dose regimen will be fixed, rather than weight-based, which we believe will simplify administration. We plan to offer up to three cycles of consolidation therapy in both arms of the trial for patients who achieve remission. We believe that multiple cycles of treatment in patients who respond may drive an even deeper response in patients treated with uproleselan. If this is the case, it could lengthen the duration of remission with potential for additional benefit on survival. Key secondary endpoints of the Phase 3 trial will include the incidence of severe mucositis and remission rate, which will be assessed in a hierarchical fashion which may provide supportive data. We expect to have top-line results from this trial by the end of 2020.

Uproleselan received orphan drug designation from the FDA in May 2015 for the treatment of patients with AML. In June 2016, uproleselan received fast track designation from the FDA for the treatment of adult patients with relapsed or refractory AML and elderly patients aged 60 years or older with AML. In May 2017, uproleselan received Breakthrough Therapy designation from the FDA for the treatment of adult patients with relapsed or refractory AML. In May 2017, the European Commission, based on a favorable recommendation from the EMA Committee for Orphan Medicinal Products, granted orphan designation for uproleselan for the treatment of patients with AML. In June 2018, we received a response from the EMA to our request for scientific advice with respect to our Marketing Authorization Application, or MAA, development plan. Based on the this guidance, we are conducting a global Phase 3 clinical trial and intend to pursue regulatory approval of uproleselan for treatment of AML.

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

We are also developing an additional drug candidate, GMI-1359, that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. Since E-selectin and CXCR4 are implicated in the retention of cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of solid tumors that often metastasize to bone, such as breast and prostate cancer, as compared to targeting CXCR4 alone. We recently completed a Phase 1 single-dose escalation trial of GMI-1359 in healthy volunteers. In this trial, volunteer participants received a single injection of GMI-1359, after which they were evaluated for safety, tolerability and PK. This randomized, double-blind, placebo-controlled, dose-escalation trial was conducted at a single site in the United States. GMI-1359 was generally well tolerated in this trial, with no subjects experiencing serious adverse events. We anticipate initiating a Phase 1b trial of GMI-1359 in breast cancer patients whose tumors have spread to bone in the fourth quarter of 2019. The trial will be conducted at Duke University and will evaluate dose escalation as well as safety and pharmacodynamic markers in these patients.

In addition to our programs described above, we are also advancing other preclinical-stage programs. These programs include small-molecule glycomimetic compounds that inhibit the protein galectin-3, which we believe may have potential to be used for the treatment of fibrosis, cancer and cardiovascular disease.

We previously developed another glycomimetic drug candidate, rivipansel, that is a pan-selectin antagonist for the potential treatment of vaso-occlusive crisis, a debilitating and painful condition that occurs periodically throughout the life of a person with sickle cell disease, or SCD. Rivipansel received fast track designation from the FDA as well as orphan drug designation from the FDA in the United States and from the European Medicines Agency, or EMA, in the European Union.  We entered into an agreement in 2011 with Pfizer Inc., or Pfizer, for the further development and potential commercialization of rivipansel worldwide, and since the completion of our Phase 2 clinical trial of rivipansel in 2013, Pfizer has been responsible for the further clinical development, regulatory approval and potential commercialization of rivipansel. Pfizer began a pivotal Phase 3 clinical trial in 2015 to evaluate the efficacy and safety of rivipansel in patients aged six and older with SCD who were hospitalized for a vaso-occlusive crisis and required treatment with intravenous opioids. On August 2, 2019, Pfizer announced that the clinical trial did not meet its primary or key secondary efficacy endpoints. Pfizer’s analysis of the Phase 3 results is ongoing, and our agreement with Pfizer remains in effect.  However, based on the top-line results, we do not currently expect to receive any further milestone payments or royalties under the agreement with Pfizer.

We commenced operations in 2003, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our glycomimetics platform, identifying potential drug candidates, undertaking preclinical studies and conducting, both alone and in collaboration with third parties, clinical trials of rivipansel, uproleselan and GMI-1359. To date, we have financed our operations primarily through private placements of our securities, up-front and milestone payments under our collaboration with Pfizer and the net proceeds from public offerings of common stock, including sales of common stock under at-the-market sales facilities with Cowen and Company LLC, or Cowen. We have no approved drugs currently available for sale, and substantially all of our revenue to date has been revenue from the up-front and milestone payments from Pfizer, although we have received nominal amounts of revenue under research grants.

Since inception, we have incurred significant operating losses. We have generated cumulative revenue of $58.6 million since our inception through September 30, 2019, primarily consisting of the $22.5 million up-front payment from Pfizer in 2011, the $15.0 million non-refundable milestone payment in May 2014 and the $20.0 million non-refundable milestone payment in August 2015. We had an accumulated deficit of $243.7 million as of September 30, 2019, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•

initiate and conduct our planned clinical trials of uproleselan and GMI-1359, including fulfilling our funding and supply commitments related to the clinical trial of uproleselan being conducted in collaboration with NCI;

•	further new drug application (NDA) enabling activities related to manufacture, toxicology and clinical pharmacology;
•	manufacture additional uproleselan drug supplies for validation and prepare for commercialization;
•	seek to discover and develop additional drug candidates;
•	seek regulatory approvals for any drug candidates other than rivipansel that successfully complete clinical trials;
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

 Our Collaboration with Pfizer

In October 2011, we entered into the license agreement with Pfizer, or the Pfizer agreement, under which we granted Pfizer an exclusive worldwide license to develop and commercialize products containing rivipansel for all fields and uses. The license also covers specified back-up compounds along with modifications of and improvements to rivipansel that meet defined chemical properties. Pfizer is required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize rivipansel for SCD in the United States. On August 2, 2019, Pfizer announced that its pivotal Phase 3 clinical trial to evaluate the efficacy and safety of rivipansel in patients aged six and older with SCD who were hospitalized for a vaso-occlusive crisis and required treatment with intravenous opioids did not meet its primary or key secondary efficacy endpoints. Pfizer’s analysis of the Phase 3 results is ongoing, and the Pfizer Agreement remains in effect.  We did not receive any milestone payments from Pfizer during the nine months ended September 30, 2019 or 2018.  In addition, as a result of the top-line results announced in August 2019, we do not currently expect to receive any of the potential future milestone payments described below.

Upon execution of the Pfizer Agreement, we received an up-front payment of $22.5 million. With respect to rivipansel for the treatment of SCD, the Pfizer Agreement provides for potential development, regulatory and commercial milestone payments of up to $120.0 million in the aggregate, and for any additional indication that may be developed by Pfizer, the Pfizer Agreement provides for potential development, commercial and regulatory milestone payments of up to $65.0 million in the aggregate.  The Pfizer Agreement also provides for potential milestone payments of up to $135.0 million upon the achievement of specified levels of annual net sales of licensed products. Pfizer has the right to terminate the Pfizer Agreement by giving prior written notice.  Through September 30, 2019, we have received a total of $35.0 million in milestone payments.

We entered into a research services agreement with the University of Basel, or the University, for biological evaluation of selectin antagonists. While the scope of work under the research agreement with the University ended in 2017, certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, we owe the University 10% of all milestone and royalty payments received from Pfizer with respect to rivipansel. There were no payments due to the University for the nine months ended September 30, 2019 or 2018.

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

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

The following tables set forth our results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2019	2018	Change
Revenue	$—	$—	$—
Costs and expenses:
Research and development expense	10,724	9,729	995
General and administrative expense	3,381	2,790	591
Total costs and expenses	14,105	12,519	1,586
Loss from operations	(14,105)	(12,519)	(1,586)
Interest income	853	944	(91)
Net loss and comprehensive loss	$(13,252)	$(11,575)	$(1,677)

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2019	2018	Change
Revenue	$—	$—	$—
Costs and expenses:
Research and development expense	35,562	28,053	7,509
General and administrative expense	10,492	8,492	2,000
Total costs and expenses	46,054	36,545	9,509
Loss from operations	(46,054)	(36,545)	(9,509)
Interest income	2,888	2,178	710
Net loss and comprehensive loss	$(43,166)	$(34,367)	$(8,799)

Research and Development Expense

The following tables summarize our research and development expense by functional area for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2019	2018	Change
Clinical development	$3,085	$1,471	$1,614
Manufacturing and formulation	3,454	4,512	(1,058)
Contract research services, consulting and other costs	568	771	(203)
Laboratory costs	576	549	27
Personnel-related	2,430	1,997	433
Stock-based compensation	611	429	182
Research and development expense	$10,724	$9,729	$995

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2019	2018	Change
Clinical development	$8,204	$3,767	$4,437
Manufacturing and formulation	14,730	13,852	878
Contract research services, consulting and other costs	2,011	1,886	125
Laboratory costs	1,576	1,524	52
Personnel-related	7,344	5,742	1,602
Stock-based compensation	1,697	1,282	415
Research and development expense	$35,562	$28,053	$7,509

During the three and nine months ended September 30, 2019, our research and development expense increased by $1.0 million, or 10%, and $7.5 million, or 27%, respectively, compared to the same periods in 2018. These increases were primarily the result of higher clinical development expenses related to our randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate uproleselan in individuals with relapsed/refractory AML. Enrollment in this trial started in the fourth quarter of 2018. In addition, our manufacturing costs increased during the nine months ended September 30, 2019 as compared to the same period in 2018, to meet our supply obligations for clinical trials of uproleselan conducted by or in collaboration with third parties. Manufacturing-related costs decreased by $1.1 million during the three months ended September 30, 2019 as compared to the same period in 2018, due to lower raw material purchases for the preparation of the manufacturing batches. In the three and nine months ended September 30, 2019, personnel-related and stock-based compensation expenses increased over the prior year periods due to an increase in our clinical personnel headcount, as well as annual stock option awards granted in the first quarter of 2019 that had higher values than in the prior year.  In the third quarter of 2019, we granted restricted stock units to our non-executive employees, and the expense associated with these grants will be recorded over the course of the next two years.

The following tables summarize our research and development expense by drug candidate for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2019	2018	Change
Uproleselan	$6,337	$6,181	$156
GMI-1359	59	132	(73)
Other research and development	1,287	990	297
Personnel-related and stock-based compensation	3,041	2,426	615
Research and development expense	$10,724	$9,729	$995

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2019	2018	Change
Uproleselan	$23,081	$18,304	$4,777
GMI-1359	296	297	(1)
Other research and development	3,144	2,428	716
Personnel-related and stock-based compensation	9,041	7,024	2,017
Research and development expense	$35,562	$28,053	$7,509

General and Administrative Expense

The following tables summarize the components of our general and administrative expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2019	2018	Change
Personnel-related	$1,146	$861	$285
Stock-based compensation	977	742	235
Legal, consulting and other professional expenses	1,028	988	40
Other	230	199	31
General and administrative expense	$3,381	$2,790	$591

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2019	2018	Change
Personnel-related	$3,395	$2,653	$742
Stock-based compensation	2,792	2,155	637
Legal, consulting and other professional expenses	3,653	3,106	547
Other	652	578	74
General and administrative expense	$10,492	$8,492	$2,000

During the three and nine months ended September 30, 2019, our general and administrative expense increased by $591,000, or 21%, and $2.0 million, or 24%, respectively, compared to the same periods in 2018. In the three and nine months ended September 30, 2019, personnel-related and stock-based compensation expenses increased due an increase in general and administrative personnel headcount compared to the same periods in 2018, as well as annual salary adjustments and stock option awards granted in the first quarter of 2019. Legal expenses increased due to higher patent and contract review expenses for 2019, as compared to the same periods in 2018.

Interest Income

During the nine months ended September 30, 2019, our interest income increased by $710,000, or 33%, compared to the same period in 2018, due to higher cash balances following our public offering of common stock in March 2018. During the three months ended September 30, 2019, our interest income decreased by $91,000, or 10%, compared to the same period in 2018, due to lower cash balances for the period.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2019, we had $170.9 million in cash and cash equivalents.  We have historically financed our operations primarily through public offerings and private placements of our capital stock, as well as up-front and milestone payments from Pfizer.  We are potentially eligible to earn milestone payments and royalties under our agreement with Pfizer in the event that Pfizer successfully develops or commercializes a licensed product for SCD or any additional indication. However, as described elsewhere in this report, we do not currently expect to receive further milestone payments or royalties from Pfizer.

In September 2017, we entered into an at-the-market sales agreement under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen as our sales agent.  As of the date of this report, we have sold an aggregate of 1,600,000 shares of our common stock under this agreement for net proceeds of $19.3 million. There were no sales under the at-the-market sales agreement during the nine months ended September 30, 2019 or 2018.

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

A change in the outcome of any of these variables with respect to the development of any of our drug candidates would significantly change the costs and timing associated with the development of that drug candidate. Because our drug candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. We do not have any committed external source of liquidity.

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

Cash Flows

The following is a summary of our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(39,191)	$(33,351)
Investing activities	(133)	(69)
Financing activities	293	129,324
Net change in cash and cash equivalents	$(39,031)	$95,904

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 and 2018 was primarily the result of ongoing costs associated with our uproleselan clinical development programs, which for 2019 also included significant manufacturing costs and clinical costs associated with the enrollment of patients in our Phase 3 clinical trial and our support of the Phase 3 clinical trials of uproleselan conducted by third parties.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 was for computer and laboratory equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 consisted of proceeds from stock option exercises. Net cash provided by financing activities during the nine months ended September 30, 2018 consisted of the net proceeds of $128.4 million from our public offering of common stock in March 2018 and $899,000 in proceeds from stock option and warrant exercises.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2019, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $170.9 million and $209.9 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLYCOMIMETICS, INC.

Date: November 7, 2019	By:	/s/ Brian M. Hahn
Brian M. Hahn
Chief Financial Officer and Senior Vice President
(On behalf of the Registrant and as Principal Financial Officer)