Form 10-K
period 2019-12-31
GLYCOMIMETICS INC
filed 2020-02-28
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number 001-36177

GlycoMimetics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	06-1686563
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9708 Medical Center Drive Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (240) 243-1201

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	GLYC	The Nasdaq Stock Market

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
Emerging Growth Company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ◻   No ☒

As of June 28, 2019, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $399.5 million based on the closing price of the registrant’s Common Stock, as reported by the Nasdaq Global Market, on such date.

At February 26, 2020, 43,582,979 shares of GlycoMimetics, Inc.’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of GlycoMimetics, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
•

our and our collaborators’ ongoing and planned clinical trials for our drug candidates uproleselan and GMI-1359, including the timing of initiation of and enrollment in the trials, the timing of availability of data from the trials and the anticipated results of the trials;

•	the timing of and our ability to obtain and maintain regulatory approvals for our drug candidates;
•	the clinical utility of our drug candidates;
•	our plans with respect to the development of our drug candidate, rivipansel;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	our ability to identify additional drug candidates with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding future revenues, expenses and needs for additional financing;
•	our beliefs about our capital expenditure requirements and that our capital resources will be sufficient to meet our anticipated cash requirements into 2022; and
•	the timing of completion of enrollment in our Phase 3 clinical trial of uproleselan in individuals with relapsed/refractory AML.

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

i

PART I

ITEM  1.BUSINESS

Company Overview

We are a clinical-stage biotechnology company focused on the discovery and development of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. We are developing a pipeline of proprietary glycomimetics, which are small molecules that mimic the structure of carbohydrates involved in important biological processes, to inhibit disease-related functions of carbohydrates such as the roles they play in inflammation, cancer and infection. We believe this represents an innovative approach to drug discovery to treat a wide range of diseases. We are focusing our efforts on drug candidates for rare diseases that we believe will qualify for orphan drug designation.

Our proprietary glycomimetics platform is based on our expertise in carbohydrate chemistry and our understanding of the role carbohydrates play in key biological processes. Most human proteins are modified by the addition of complex carbohydrate structures to the surface of such proteins, which affects the functions of the proteins and their interactions with other molecules. Our initial research and development efforts have focused on drug candidates targeting selectins, which are proteins that serve as adhesion molecules and bind to carbohydrates that are involved in the inflammatory component and progression of a wide range of diseases, including hematologic disorders, cancer and cardiovascular disease. For example, we believe that members of the selectin family play a key role in tumor metastasis and resistance to chemotherapy. Inhibiting specific carbohydrates from binding to selectins has long been viewed as a potentially attractive approach for therapeutic intervention. The ability to successfully develop drug-like compounds that inhibit binding with selectins, known as selectin antagonists, has been limited by the complexities of carbohydrate chemistry. We believe our expertise in carbohydrate chemistry and our understanding of carbohydrate-protein binding interactions enables us to design selectin antagonists and other glycomimetics that may inhibit the disease-related functions of certain carbohydrates in order to develop novel drug candidates to address orphan diseases with high unmet medical need.

Overview of Our Drug Candidates

Uproleselan

We are developing uproleselan, a specific E-selectin inhibitor, to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, a life-threatening hematologic cancer, and potentially other hematologic cancers. Uproleselan has been granted breakthrough therapy designation by the U.S. Food and Drug Administration, or FDA, for the treatment of adults with relapsed or refractory AML. In addition, uproleselan has received orphan drug designation from the FDA and the European Commission for the treatment of AML.

E-selectin plays a critical role in binding cancer cells within vascular niches in the bone marrow, which prevents the cells from entering circulation where they can be more readily killed by chemotherapy. In animal studies, uproleselan mobilized AML cancer cells out of the bone marrow, making them more sensitive to chemotherapy. In these studies, tumor burden was significantly reduced in the animals treated with a combination of chemotherapy and uproleselan as compared to animals treated with chemotherapy alone. In addition, the combination of uproleselan with chemotherapy resulted in improved survival rates for the treated animals compared to chemotherapy alone. In other animal studies, uproleselan appeared to also protect normal cells from some of the side effects of chemotherapy. Common side effects of chemotherapy include bone marrow toxicity resulting in neutropenia, which is an abnormally low number of neutrophils, the white blood cells that serve as the primary defense against infection, and mucositis, which is the inflammation and sloughing of the mucous membranes lining the digestive tract. Animals treated with uproleselan and chemotherapy had less severe neutropenia and mucositis and lower bone marrow toxicity as compared to animals treated with chemotherapy alone. We believe that treatment with uproleselan results in lower bone marrow toxicity due to its inhibition of E-selectin, which inhibition makes stem cells in the bone marrow divide less frequently, thereby protecting them from chemotherapy agents that target rapidly dividing cells.

We completed an initial Phase 1 trial in healthy volunteers for uproleselan and in May 2017 we completed enrollment in a Phase 1/2 clinical trial in patients with either relapsed/refractory or de novo/secondary AML. In December 2018, at the annual meeting of the American Society of Hematology, or ASH, we presented final clinical data from the Phase 1/2 trial that showed high remission rates, improved overall survival and improved event-free survival, all compared to historical controls derived from third-party clinical trials evaluating treatment with standard chemotherapy. In November 2018, we dosed the first patient in a Phase 3 clinical trial to evaluate uproleselan in adults with relapsed/refractory AML. In 2018, we entered into an agreement with the National Cancer Institute, or NCI, to further evaluate uproleselan in a separate clinical trial for the treatment of AML in older adults who are eligible for intensive chemotherapy. The first patient in this NCI-sponsored trial was dosed in April 2019.

GMI-1687

As a potential life-cycle extension to uproleselan, our scientists have rationally designed an innovative antagonist of E-selectin, GMI-1687, that could be suitable for subcutaneous administration. When given by subcutaneous injection in animal models, GMI-1687 has been observed to have equivalent activity to uproleselan, but at an approximately 1,000-fold lower dose. We believe that GMI-1687 could be developed to broaden the clinical usefulness of an E-selectin antagonist to conditions where outpatient treatment is preferred or required. We are currently conducting studies with GMI-1687 to support our planned submission of an investigational new drug application, or IND, to the FDA.

GMI-1359

We are developing an additional clinical drug candidate, GMI-1359, that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. Since E-selectin and CXCR4 are implicated in the retention of cancer cells in the bone and bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of solid tumors that have a propensity to metastasize to bone, such as breast and prostate cancer. We completed a Phase 1 randomized, double-blind, placebo-controlled, single-dose escalation trial of GMI-1359 in healthy volunteers. In this trial, volunteer participants received a single injection of either GMI-1359 or placebo, after which they were evaluated for safety, tolerability and pharmacokinetics, or PK. This trial was conducted at a single site in the United States. GMI-1359 was generally well tolerated in this trial, with no participants experiencing serious adverse events. We initiated a Phase 1b trial of GMI-1359 in hormone receptor positive, or HR+, breast cancer patients whose tumors have spread to bone in the fourth quarter of 2019, and the first patient was dosed in January 2020. The trial is being conducted at Duke University and will evaluate dose escalation as well as safety, PK and pharmacodynamics, or PD, markers of biologic activity in these patients. In January 2020, the FDA granted GMI-1359 orphan drug designation and rare pediatric disease designation for the treatment of osteosarcoma, a rare cancer affecting approximately 900 adolescents each year in the United States. These designations are expected to make GMI-1359 eligible for priority review by the FDA.

Galectin Antagonists

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

Current research also indicates that galectins have important roles in modulating the immune and inflammatory response to cancer that contributes to neoplastic transformation, tumor cell survival, angiogenesis and metastasis. Applying our understanding of carbohydrate biology and chemistry, we have rationally designed several high-potency, selective, small-molecule glycomimetic antagonists of galectin-3. These novel compounds have been observed to have anti-fibrotic activity in our animal models of disease.

Rivipansel

We previously developed rivipansel, a glycomimetic drug that acts as a pan-selectin antagonist that binds to all three members of the selectin family, E-, P- and L-selectin, for the treatment of vaso-occlusive crisis, or VOC, a debilitating and painful condition that occurs periodically throughout the life of a person with sickle cell disease, or SCD. We exclusively licensed rivipansel to Pfizer Inc., or Pfizer, in 2011 for clinical development and worldwide commercialization.  Pfizer conducted a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of rivipansel in patients aged six and older with SCD who were hospitalized for VOC and required treatment with intravenous opioids.

On August 2, 2019, Pfizer announced that the clinical trial did not meet its primary or key secondary efficacy endpoints. On February 5, 2020, Pfizer delivered notice to us of its termination of the license agreement, effective as of April 5, 2020. We will work with Pfizer to effectuate any necessary transition activities in connection with the termination of the license agreement, and will be determining what, if any, next steps to take with respect to the rivipansel program after reviewing the Phase 3 data more completely.

Following the termination of the license agreement with Pfizer, the worldwide development and commercialization rights to rivipansel will revert to us. We have retained such rights to all of our other drug candidates, except that with respect to uproleselan and GMI-1687, we have exclusively licensed development and commercialization rights to these drug candidates to Apollomics (Hong Kong) Limited, or Apollomics, for Mainland China, Hong Kong, Macau and Taiwan, or collectively, Greater China.

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

Our Strategy

Our goal is to be the leader in the discovery, development and commercialization of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. Leveraging the potentially broad applicability of our proprietary glycomimetics platform, our initial focus is to internally develop and advance orphan drug candidates targeted at hematologic cancers and other diseases, and to out-license any drug candidates we may develop that are targeted at larger market opportunities. The key elements of our strategy are to:

•

Complete clinical development of and obtain regulatory approvals for uproleselan for the treatment of adults with relapsed/refractory AML.  Based on the positive Phase 1/2 clinical trial results presented at ASH in 2018, we are currently conducting a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate uproleselan in adults with relapsed/refractory AML, with the design of the trial aligned with guidance we received from the FDA. In this single pivotal trial, we plan to enroll approximately 380 adult patients with relapsed or refractory AML at centers in the United States, Canada, Europe and Australia. Enrollment began in the fourth quarter of 2018, and we expect to complete enrollment in the second half of 2021. If the results from this Phase 3 clinical trial are positive, we plan to apply for regulatory approval from the FDA and the European Medicines Agency, or EMA.

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

•

Expand the potential use of E-selectin inhibition (uproleselan and GMI-1687) in other select territories through out-licensing arrangements. In January 2020, we entered into an exclusive collaboration and license agreement with Apollomics for the development and commercialization of uproleselan and GMI-1687 in Greater China. Apollomics will be responsible at its cost for clinical development and commercialization of uproleselan in Greater China, and will work with us to advance the preclinical and clinical development of GMI-1687. We expect to enter into separate agreements to provide clinical and commercial supplies of uproleselan and GMI-1687 to Apollomics, and we retain all rights for both compounds in the rest of the world.

•

Advance the clinical development of GMI-1359 for the treatment of cancers that affect the bone and bone marrow. Following completion of a Phase 1 single-dose escalation trial in healthy volunteers in 2018, in the fourth quarter of 2019 we initiated a Phase 1b trial of GMI-1359 in HR+ breast cancer patients whose tumors have spread to bone, and the first patient was dosed in January 2020. The trial is being conducted at Duke University and will evaluate dose escalation as well as safety, PK and PD markers of biologic activity in these patients.

•

Identify and develop additional novel selectin antagonists to address unmet medical needs with significant market potential.  We believe our glycomimetics platform will enable us to develop a broad pipeline of potential drug candidates that may be orphan products or may address larger market opportunities. We have identified a highly potent E-selectin / galectin-3 antagonist which we believe could be of value in potential major market opportunities, such as the treatment of certain fibrotic conditions and inflammatory diseases.

•

Apply our insights and our glycomimetics platform to other carbohydrate targets beyond selectins.  We have identified additional opportunities where carbohydrates play critical roles in disease processes and where we believe we can apply our platform to create targeted glycomimetic drugs. We have designed inhibitors that specifically block the binding of galectin-3 to carbohydrate structures. We plan to optimize these compounds and conduct additional preclinical studies to further characterize the effects of galectin-3 inhibitors on inflammation and fibrosis, as well as immune processes. We are also designing other galectin inhibitors with dual functional inhibition of E-selectin that we believe could be used to treat various diseases.

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

Once we identify a carbohydrate structure involved in a disease pathway, we design molecules that mimic that carbohydrate structure and inhibit its disease-related functions by binding to the carbohydrate’s target receptor, thereby blocking the binding by the native carbohydrate itself. For example, one of the naturally modified Lewis structures binds to selectins, which play a key role in adhesion of AML blasts to the vasculature of the bone marrow.  Uproleselan mimics that carbohydrate structure and accordingly binds to selectins, which we believe thereby inhibits the adhesion of AML blasts and renders them more susceptible to killing with cytotoxic chemotherapies. In addition, our glycomimetic molecules are designed to have greater affinity to the carbohydrate’s target receptor than does the native carbohydrate. This means that the glycomimetic molecules possess stronger intermolecular forces between themselves and the target receptors, and thus “outcompete” the native carbohydrates in binding to the relevant target receptors, thereby inhibiting their disease-related functions. Using our glycomimetics platform, we have designed and synthesized a proprietary library of these structures targeting different biological processes.

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

Uproleselan —Targeting the Bone Marrow Microenvironment to Treat Hematologic Cancers

We are developing uproleselan, a specific E-selectin antagonist, to be used adjunctively with standard chemotherapy to treat AML and other hematologic cancers. We believe that uproleselan may be used as first-line treatment for elderly patients with AML or for patients with relapsed or refractory AML. Uproleselan targets interactions between cancer cells and the bone marrow microenvironment. In preclinical studies, combining uproleselan with chemotherapy made cancer cells more sensitive to chemotherapy. In other preclinical studies, uproleselan also reduced some of the toxic effects of chemotherapy, including neutropenia and mucositis, on normal cells.

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

Acute Myeloid Leukemia

AML, a hematologic cancer that is characterized by the rapid growth of abnormal white blood cells that accumulate in the bone marrow and interfere with the production of normal blood cells, is a relatively rare disease, but one that accounts for the largest number of annual deaths from leukemia in the United States. According to the Surveillance, Epidemiology, and End Results Program managed by the NCI, there were an estimated 21,450 new cases of AML diagnosed in 2019 in the United States. AML caused an estimated 10,920 deaths in 2019 in the United States.

AML is more commonly present in elderly patients, with a median age at diagnosis of 68 years old according to the NCI. In a review published in the Journal of Clinical Oncology, the median overall survival of patients 60 years old or older was nine months. The overall five-year relative survival rate for all AML patients from 2009 to 2015 was 28.3%. Relative survival is a statistical measure of net survival that is calculated by comparing observed survival with expected survival from a comparable set of people who do not have AML, in order to measure the excess mortality that is associated with the AML diagnosis.

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

Uproleselan Preclinical Development

Leukemia cells can bind to E-selectin in the bone marrow where they are relatively protected from the effects of chemotherapy. This phenomenon is now known as environment-mediated drug resistance, or EMDR. We believe that E-selectin inhibition disrupts the cell adhesion involved in EMDR and mobilizes blasts out of the bone marrow and into the bloodstream, making them more susceptible to chemotherapy. We believe that this mechanism of action may allow uproleselan to improve chemotherapy response rates, duration of remission and, ultimately, survival in patients with hematologic cancers such as AML.

In one in vivo study in a mouse model of AML, combining uproleselan with chemotherapy, mobilized AML blast cells and significantly reduced tumor burden as compared to treatment with chemotherapy alone. In an in vitro study, AML cells once bound to E-selectin were more resistant to chemotherapy. In a related study, when treated with uproleselan, the resistance of such cells to chemotherapy was reduced. Tumor cells of patients who have relapsed AML, when tested in the laboratory, bound significantly higher levels of E-selectin than tumor cells of patients at initial diagnosis. Additional preclinical studies in mouse models of AML, in which E-selectin was observed to be upregulated, suggest that AML cells binding to E-selectin have increased chemo-resistance.  This is due to the induction of tumor cell survival signaling pathways as a consequence of E-selectin binding. This effect within the bone marrow microenvironment is unique to E-selectin as compared to other vascular adhesion molecules and can be blocked by

uproleselan.   The results of this preclinical study were presented in an oral presentation at the 59th annual ASH meeting in December 2017, and we believe the findings provide important information about how treatment with uproleselan may improve sensitivity to chemotherapy.

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

In 2015, we commenced a multinational, Phase 1/2, open-label trial of uproleselan as an adjunct to standard chemotherapy in patients with AML. This trial in males and females with AML was conducted at a number of academic institutions in the United States, Ireland and Australia. The trial consisted of two parts. In the Phase 1 portion, escalation testing was performed to determine a recommended uproleselan dose in combination with standard chemotherapy to be used in the Phase 2 portion. In the Phase 2 portion of the trial, dose expansion was performed at the recommended dose of 10 mg/kg uproleselan in combination with standard chemotherapy. The primary objective of the trial was to evaluate the safety of uproleselan in combination with chemotherapy. Secondary objectives were to characterize PK and PD and to observe anti-leukemic activity. A total of 19 patients with relapsed or refractory AML were enrolled and dosed with a single cycle of treatment with uproleselan and chemotherapy in the Phase 1 portion of the trial.  In the Phase 2 portion, one cohort of 25 patients over 60 years of age with newly diagnosed AML and a second cohort of 47 patients with relapsed or refractory AML were enrolled. Unlike in the Phase 1 portion, some of the patients in the Phase 2 portion were eligible to receive multiple cycles of uproleselan with chemotherapy.

In December 2018, we presented final efficacy and correlative results from the Phase 1/2 trial at the annual ASH meeting. Key highlights from the Phase 1/2 clinical data include the following:

•

Relapsed/Refractory (R/R) AML Cohort: At the recommended Phase 2 dose (RP2D), CR (complete remission)/CRi (complete remission with incomplete blood count recovery) rate was 41%, median overall survival, or OS, was 8.8 months (95% CI 5.7-11.4) and 69% of evaluable patients (11/16) achieved measurable residual disease negativity as assessed by either flow and/or DNA-based methods such as reverse transcription polymerase chain reaction (RT-PCR). OS will be the primary outcome measure in our ongoing Phase 3 trial in relapsed/refractory AML patients.  In historical controls, OS of approximately 5.2-5.4 months has been observed in this population with this treatment approach. If in the Phase 3 trial we are able to achieve OS results in the Phase 3 trial comparable to those observed in the Phase 1/2 clinical trial, it could be a significant improvement over the results observed in these historical controls.

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

Based on these positive results, we are conducting a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate uproleselan in individuals with relapsed/refractory AML, with a trial design aligned with guidance received from the FDA. Based on consultations with the FDA, this single pivotal trial is planned to enroll approximately 380 adult patients with relapsed or refractory AML at centers in the United States, Canada, Europe and Australia. To best capture the full benefits of uproleselan, the primary efficacy endpoint will be overall survival; importantly, the FDA has advised us that data on overall survival will not need to be censored for transplant in the primary efficacy analysis, meaning that patients who proceed to transplant will continue to be included as part of the survival analysis.

All patients will be treated with standard chemotherapy of either MEC (mitoxantrone, etoposide and cytarabine) or FAI (fludarabine, cytarabine and idarubicin), with approximately half of the patients randomized to receive uproleselan in addition to chemotherapy. Patients receiving uproleselan will be dosed for one day prior to initiation of chemotherapy, twice a day through the chemotherapy regimen, and then for two days after the end of chemotherapy, which was the same regimen as in the Phase 2 portion of the Phase 1/2 trial. The dose regimen will be fixed, rather than weight-based, which we believe will simplify administration and we will offer up to three cycles of consolidation therapy in both arms of the trial for patients who achieve remission. We believe that multiple cycles of treatment in patients who respond may drive an even deeper response in patients treated with uproleselan. If this is the case, it could lengthen the duration of remission with potential for additional benefit on survival.  Key secondary endpoints of the Phase 3 trial will include the incidence of severe mucositis and remission rate, which will be assessed in a hierarchical fashion to provide supportive data. Enrollment in this pivotal trial began in the fourth quarter of 2018, and we expect to complete enrollment of the trial in the second half of 2021.

In May 2018, we signed a CRADA with the NCI. Under the terms of the CRADA, we will collaborate with both the NCI and the Alliance for Clinical Trials in Oncology to conduct a Phase 2/3 randomized, controlled clinical trial testing the addition of uproleselan to a standard cytarabine/daunorubicin chemotherapy regimen (7&3) in older adults with previously untreated AML who are suitable for intensive chemotherapy. The primary endpoint will be overall survival, which is defined as the time from the date of randomization to death from any cause, with a planned interim analysis based on event-free survival after the first 250 patients have been enrolled in the trial. The full trial is expected to enroll approximately 670 patients. Under the terms of the CRADA, the NCI may also fund additional research, including clinical trials involving pediatric patients with AML as well as preclinical experiments and clinical trials evaluating alternative chemotherapy regimens. We will supply uproleselan as well as provide financial support to augment data analysis and monitoring for the Phase 3 program. Enrollment in this trial began in April 2019.

GMI-1359 - Drug Candidate Targeting E-selectin and CXCR4

The chemokine CXCR4 has emerged as an important pro-inflammatory cytokine that is involved in cell migration throughout the body. Like E-selectin, tumor cells may also use the CXCR4 cellular pathway, contributing to chemoresistance, metastatic disease and ultimately decreased survival. We have an additional drug candidate, GMI-1359, that simultaneously targets both E-selectin and CXCR4. Since E-selectin and CXCR4 are implicated in keeping cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone marrow, such as hematologic cancers, including AML and multiple myeloma, metastases of certain solid tumors, such as breast and prostate cancer, and primary tumors of the bone such as osteosarcoma, a rare cancer affecting about 900 adolescents a year in the United States, as compared to targeting CXCR4 alone.

Leukemic cells and circulating tumor cells derived from adenocarcinomas home to and are retained in the bone marrow via defined sinusoidal vascular gateways that express E-selectin and soluble mediators such as C-X-C motif chemokine 12 (CXCL12, also known as stem cell-derived factor 1). This homing and retention occurs through an interaction with E-selectin ligands and the chemokine receptor for CXCL12, CXCR4, which is expressed on tumor cells.  Interrupting E-selectin-mediated cell activation, adhesion and homing and CXCR4-mediated homing and cell migration and retention may be synergistic and could have therapeutic benefit in many malignancies with unmet medical need.  We believe the use of an E-selectin/CXCR4 dual antagonist as an adjunct to chemotherapy and possibly immunotherapy could improve response and remission rates, remission duration, and, ultimately, survival, particularly in malignancies where bone involvement is a primary hallmark of cancer growth and metastasis.

In one in vivo mouse model of bone metastatic prostate carcinoma, combining GMI-1359 with docetaxel significantly reduced tumor burden and attenuated bone destruction compared to docetaxel alone.  In two mouse models of primary osteosarcoma, administration of GMI-1359 resulted in inhibition of both tumor growth and spread to the lung.  These results were presented during the 2015 and 2018 meetings of the American Association of Cancer Research, respectively. In both mouse models, GMI-1359 showed single agent activity.

GMI-1359 has completed a Phase 1 single-dose escalation trial in healthy volunteers. In this trial, volunteer participants received a single injection of GMI-1359, after which they were evaluated for safety, tolerability, PK and PD. This randomized, double-blind, placebo-controlled, dose-escalation trial was conducted at a single site in the United States. GMI-1359 was generally well tolerated in this trial, with no subjects experiencing serious adverse events. We initiated a Phase 1b trial of GMI-1359 in the fourth quarter of 2019 in HR+ breast cancer patients whose tumors have spread to bone, and the first patient was dosed in January 2020. The trial is being conducted at Duke University and will evaluate safety PK and PD markers of biologic activity in these patients. In January 2020, the FDA granted GMI-1359 orphan drug designation and rare pediatric disease designation for the treatment of osteosarcoma. These designations are expected to make GMI-1359 eligible for priority review by the FDA.

Galectin Inhibitors

Using our glycomimetics platform, we have designed galectin-3 inhibitors that specifically block the binding of galectin-3 to carbohydrate structures.  Galectin-3 is a protein that is known to play critical roles in many pathological processes, including fibrosis, checkpoints in T-cell exhaustion during cancer immunotherapy, chemotherapy resistance and cardiovascular disease.  We plan to continue to optimize these compounds and conduct additional preclinical experiments in 2020 to further characterize the effects of our galectin-3 inhibitors on immune processes and fibrosis.  One such compound, GMI-1757, is a dual antagonist of both E-selectin and galectin-3 and was shown to inhibit thrombus formation in a vena cava model and fibrosis in a corneal neovascularization model.  These results were presented at ASH in 2018.

Our License Agreement with Pfizer for Rivipansel

In October 2011, we entered into a license agreement with Pfizer, under which we granted Pfizer an exclusive worldwide license to develop and commercialize rivipansel, for all fields and uses. The products licensed under the agreement also include certain backup compounds, along with modifications of and improvements to rivipansel that meet defined chemical properties.  On February 5, 2020, we received written notice from Pfizer of Pfizer’s termination of the license agreement, effective April 5, 2020.

Upon termination, all rights and licenses granted to Pfizer under the license agreement will terminate and Pfizer will return to us the rights to develop and commercialize the products subject to the license agreement, including rivipansel, and will grant us a non-exclusive license to use the intellectual property developed by Pfizer in connection with its development of such products, subject to the terms of the license agreement. We will work with Pfizer to effectuate any necessary transition activities with respect to the license agreement and will be determining what, if any, next steps to take with respect to the rivipansel program after reviewing the Phase 3 data more completely.

Our Collaboration and License Agreement with Apollomics for Uproleselan and GMI-1687

In January 2020, we entered into an exclusive collaboration and license agreement with Apollomics for the development and commercialization of uproleselan and GMI-1687 for all fields and all uses in Greater China.  Apollomics will be responsible for all clinical development and commercialization activities in Greater China. We and Apollomics will also collaborate to advance the preclinical and clinical development of GMI-1687. As part of the agreement, we received an upfront cash payment of $9.0 million and will be eligible to receive potential milestone payments totaling approximately $180.0 million based on the achievement of specified development, regulatory and commercial milestones, as well as tiered royalties ranging from the high single digits to 15% based of net sales. Apollomics will be responsible for all costs related to development, regulatory approvals and commercialization in Greater China for uproleselan and GMI-1687. We retain all rights for both compounds in the rest of the world and have agreed to supply uproleselan and GMI-1687 to Apollomics pursuant to clinical and commercial supply agreements.

We and Apollomics have established a joint development committee to oversee activities under the collaboration and license agreement. The collaboration and license agreement will terminate on a region-by-region basis upon the expiration of the royalty term for each region, unless earlier terminated by either party.  Either party may terminate the collaboration and license agreement upon prior written notice, subject to specified conditions, including uncured material breach, or upon bankruptcy or insolvency of the other party. Apollomics may terminate the collaboration and license agreement upon prior written notice for any reason.

Intellectual Property

We strive to protect the intellectual property that we believe is important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our drug candidates and their methods of use. We have issued patents directed to rivipansel and methods of use that are expected to expire between 2023 and 2030. We also have issued patents which cover uproleselan and methods of use that are expected to expire between 2032 and 2033. In addition, we have several pending patent applications covering uproleselan and/or methods of using it, the last expiring of which, if issued, currently would be predicted to expire in 2040. We also have an issued patent which covers GMI-1359 and methods of use that is expected to expire in 2036.  In addition, we have several pending patent applications covering GMI-1359 and/or methods of using it, the last expiring of which, if issued, currently would be predicted to expire in 2040. We also rely on trade secret protection for our confidential and proprietary information and careful monitoring of such information to protect aspects of our business.

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

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacturing of our drug candidates for preclinical and clinical testing, as well as for commercial manufacturing if our drug candidates receive marketing approval. In the case of rivipansel, the initial process development, manufacturing and scale-up was managed by us and performed under contract by third parties. Under our license agreement with Pfizer, responsibility for manufacturing rivipansel transferred to Pfizer at the time of execution of that agreement, and will remain with Pfizer until the first anniversary of the termination of the license agreement. With respect to our other drug candidates, we anticipate continuing to manage process development, scale-up and manufacturing under contracts with third parties. For uproleselan, we expect a significant increase in manufacturing as we prepare for potential regulatory filings for marketing approval.

All of our drug candidates are small molecules and are manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

Commercialization

We have not yet established a sales, marketing or drug distribution infrastructure. We generally expect to retain commercial rights in the United States for our current drug candidates, all of which are still in preclinical or clinical development. We believe that it will be possible for us to access the U.S. market for those drug candidates through a focused, specialized sales force. With respect to uproleselan and GMI-1687, we have granted Apollomics exclusive commercialization rights in Greater China, and we may grant similar rights to third parties for our drug candidates in other jurisdictions around the world.

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

Competition

We have not yet established a sales, marketing or drug distribution infrastructure. We generally expect to retain commercial rights in the United States for our current drug candidates, all of which are still in preclinical or clinical development. We believe that it will be possible for us to access the U.S. market for those drug candidates through a focused, specialized sales force. With respect to uproleselan and GMI-1687, we have granted Apollomics exclusive commercialization rights in Greater China, and we may grant similar rights to third parties for our drug candidates in other jurisdictions around the world.

The key competitive factors affecting the success of all of our drug candidates, if approved, are likely to be their safety, efficacy, convenience, price, the level of generic competition and the availability of coverage and reimbursement from government and other third-party payors.

As the treatment landscape for AML changes, there is substantial risk that uproleselan might not provide additional benefit over other existing therapies. A key consideration in the treatment of relapsed/refractory AML patients is the patient’s suitability for intensive salvage chemotherapy.  The patient population being studied in our ongoing Phase 3 clinical trial of uproleselan includes AML patients deemed able to tolerate salvage chemotherapy.  While there is no commonly accepted single standard approach for salvage chemotherapy, existing options for the treatment of relapsed/refractory AML patients who can tolerate salvage chemotherapy include cytarabine-based combinations.  In addition, we are aware of several other product candidates that are commercially available or are in development as potential treatment options for AML patients. Some of the patient populations being studied for these product candidates in development overlap with the patient population being studied in our Phase 3 clinical trial of uproleselan.  The existence of established treatment options and the development of competing therapies for relapsed/refractory AML patients could negatively impact our ability to successfully commercialize uproleselan.

The following therapies have been recently approved by the FDA for the treatment of AML:

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

•

MYLOTARGTM  (gemtuzumab ozogamicin), commercialized by Pfizer, which is indicated for the treatment for the treatment of newly-diagnosed CD33-positive AML in adults (in combination with daunorubicin and cytarabine) and for treatment of relapsed or refractory CD33-positive AML in adults and in pediatric patients of 2 years and older as a stand-alone treatment;

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

A sponsor may request a Special Protocol Assessment, or SPA, the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. According to the FDA’s published guidance on the SPA process, a sponsor that meets the prerequisites may make a specific request for an SPA and provide information regarding the design and size of the proposed clinical trial. The FDA is supposed to evaluate the protocol within 45 days of the request to assess whether the protocol design and planned analysis of the trial are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied, and that evaluation may result in discussions and a request for additional information. An SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins for an SPA to be approved. If a written agreement is reached, it will be documented in an SPA letter or the minutes of a meeting between the sponsor and the FDA and made part of the administrative record.

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

•	a sponsor fails to follow a protocol that was agreed upon with the FDA; or
•	the relevant data, assumptions, or information provided by the sponsor in a request for SPA change are found to be false statements or misstatements, or are found to omit relevant facts.

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

The testing and approval process for an NDA requires substantial time, effort and financial resources, and could take several years to complete. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval of an NDA on a timely basis, or at all.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, accelerated approval, priority review, and breakthrough therapy designation, which are intended to expedite or simplify the process for the development and the FDA review of drugs that are intended for the treatment of serious or life threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

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

Post-Approval Requirements

Drugs manufactured or distributed pursuant to the FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications, manufacturing changes or other labeling claims, are subject to further testing requirements and prior FDA review and approval. There also are continuing annual user fee requirements for any marketed products, as well as application fees for supplemental applications with clinical data.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, pharmaceutical companies generally are required to promote their drug products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products.

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

Federal and State Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state healthcare laws and regulations restrict business practices in the biopharmaceutical industry. These laws include, but are not limited to, anti-kickback and false claims laws and regulations, data privacy and security, and transparency laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting some common activities from prosecution, the exemptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated.

The reach of the federal Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively PPACA, which, among other things, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or the civil monetary penalties statute, which imposes penalties against any person or entity who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Federal false claims laws, including the federal civil False Claims Act, prohibit any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Companies also have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members.

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

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including administrative, criminal and significant civil monetary penalties, damages, fines, disgorgement, imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

There have been several U.S. government initiatives over the past few years to fund and incentivize certain comparative effectiveness research, including creation of the Patient-Centered Outcomes Research Institute under PPACA. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payors do not consider our drug candidates to be cost-effective compared to other available therapies, they may not cover our drug candidates, once approved, as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis. PPACA became law in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers. Among other measures that may have an impact on our business, PPACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Additionally, PPACA extends manufacturers’ Medicaid rebate liability, expands eligibility criteria for Medicaid programs, and expands entities eligible for discounts under the Public Health Service pharmaceutical pricing program.    There remain judicial and Congressional challenges to certain aspects of PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA.

Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. While some of these and other measures may require additional authorization to become effective,  Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which began in 2013 and, following passage of the Bipartisan Budget Act of 2015, will continue through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and other healthcare reform initiatives may result in additional reductions in Medicare and other healthcare funding.

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

Orphan Drug Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA or biologics license application. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. We have received orphan drug designation for rivipansel, uproleselan and GMI-1359, and we intend to seek orphan drug designation and exclusivity for our other drug candidates whenever it is available.

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

Employees

As of December 31, 2019, we had 57 employees, all of whom are full-time and located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Legal Proceedings

We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

Customer Concentration and Geographic Information

We did not recognize any revenue during the years ended December 31, 2019 or 2018. All of our long-lived assets are located in the United States.

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

Since inception, we have incurred significant operating losses. As of December 31, 2019, we had an accumulated deficit of $258.4 million. In recent years, we have financed our operations with proceeds from registered public offerings of our common stock and milestone payments under our license agreement with Pfizer, which has been terminated effective April 2020. We have not generated any meaningful revenue since our inception other than from upfront and milestone payments from our license and collaboration agreements.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are still in the early stages of development of our drug candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	conduct clinical trials of uproleselan in AML;
•	conduct clinical trials of GMI-1359;
•	initiate and conduct clinical trials of GMI-1687;
•	continue the research and development of our other drug candidates;
•	seek to discover and develop additional drug candidates;
•	seek regulatory approvals for any drug candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drugs for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, quality control, regulatory and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our drug development and planned future commercialization efforts; and
•	incur legal, accounting and other expenses in operating as a public company.

To become and remain profitable, we must succeed in developing and eventually commercializing drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates, obtaining regulatory approval for these drug candidates and manufacturing and commercializing any drugs for which we may obtain regulatory approval, as well as discovering additional drug candidates. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

In the case of uproleselan and GMI-1687, our ability to generate revenue is partially dependent upon the achievement of development, regulatory and commercial milestones and sales sufficient to generate royalties under our license agreement with Apollomics, and the achievement of such milestones is largely out of our control. If Apollomics fails, or chooses not to continue, to further develop, to seek regulatory approval for or to commercialize uproleselan in Greater China, our ability to generate revenue with respect to uproleselan may be significantly reduced or eliminated.

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

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts or even continue our operations. A decline in the value of our company could also cause result in significant harm to our financial position and adversely affect our stock price.

We will need substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or potential commercialization efforts.

We believe that our cash and cash equivalents as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into 2022. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

•

the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our drug candidates, including our ongoing and planned clinical trials of uproleselan, GMI-1359 and GMI-1687;

•	the number and development requirements of other drug candidates that we may pursue;
•	the costs, timing and outcome of regulatory review of our drug candidates;
•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our drug candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•	the extent to which we acquire or in-license other drug candidates and technologies.

Identifying potential drug candidates and conducting preclinical testing and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we or any current or future collaborators may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from the sale of drugs that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our drug candidates.

Until such time, if ever, as we can generate substantial revenue from the sale of our drugs, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and development agreements. We do not currently have any committed external source of funds other than possible milestone payments and possible royalties under our license agreement with Apollomics. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We commenced operations in 2003, and our operations to date have been largely focused on raising capital, developing our expertise in carbohydrate chemistry and knowledge of carbohydrate biology, identifying potential drug candidates, undertaking preclinical studies and conducting clinical trials. We have two drug candidates in clinical development, but we have not yet demonstrated our ability to successfully complete later stage clinical trials, obtain regulatory approvals, manufacture a commercial scale drug, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization.

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

As of December 31, 2019, we had federal and state net operating loss carryforwards of $194.0 million, research and development tax credit carryforwards of $9.1 million and $26.1 million of orphan drug tax credit carryforwards. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2026, the research and development tax credits in 2023 and the orphan drug tax credit in 2033. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under federal income tax laws, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We could experience ownership changes in the future that would limit our ability to use our net operating loss carryforwards.

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

We have only two drug candidates that are in clinical trials. All of our other drug candidates are still in preclinical development. If we or our collaborators are unable to commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.

Uproleselan and GMI-1359 are our only drug candidates that are in clinical trials. Our other drug candidates are still in preclinical development. We have not completed the development of any drug candidates, we currently generate no revenue from the sale of any drugs and we may never be able to develop a marketable drug. We have invested substantially all of our efforts and financial resources in the development of our glycomimetics platform, the identification of potential drug candidates using that platform and the development of our drug candidates. Our ability to generate revenue from our other drug candidates, which we do not expect to occur for many years, if ever, will depend heavily on their successful development and eventual commercialization. The success of those drug candidates will depend on several factors, including:

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

As described in this report, we are currently conducting a Phase 3 clinical trial of our drug candidate uproleselan, for which we currently expect to complete enrollment in the second half of 2021. However, the timing for completion of enrollment in this and other clinical trials could be delayed for a number of reasons. For example, we or our collaborators may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because our drug candidates are intended to treat patients with orphan diseases such as AML and osteosarcoma, our or our collaborators’ ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same or similar indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates. Patient enrollment is also affected by other factors, including:

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

Risks Related to Our Dependence on Third Parties

Our success depends in part on current and future collaborations. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.

We have limited capabilities for drug development and do not yet have any capabilities for sales, marketing or distribution. We cannot assure you that our current or future collaborators will develop our drug candidates in a timely manner, or at all, or, if regulatory approval for a drug candidate is achieved, that such collaborator will successfully commercialize the candidate.

Any collaborations we might enter into may pose a number of risks, including:

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

If any collaborations we might enter into do not result in the successful development and commercialization of drugs, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration.  For example, in February 2020, Pfizer terminated its license agreement with us for the worldwide development and commercialization of rivipansel, thereby eliminating our right to receive any future development or commercialization milestones or royalty payments for sales of the drug candidate.  In addition, even if we are eligible to receive any such payments from a collaborator, they could be substantially delayed. If we do not receive the funding we expect under these agreements, the development of our drug candidates could be delayed and we may need additional resources to develop our drug candidates. All of the risks relating to drug development, regulatory approval and commercialization described in this report also apply to the activities of our collaborators.

If a current or future collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate development or commercialization of any drug candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation in the business and financial communities could be adversely affected. We may in the future determine to collaborate with pharmaceutical and biotechnology companies for their development and potential commercialization of our drug candidates. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of a collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a drug candidate, reduce or delay its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our drug candidates or bring them to market, which would impair our business prospects.

We expect to rely on third parties to conduct our future clinical trials for drug candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We have engaged a third-party contract research organization, or CRO, to conduct our ongoing and planned clinical trials for uproleselan and GMI-1359 and expect to engage CROs with respect to any of our other drug candidates that may progress to clinical development. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. Agreements with such third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our drug development activities.

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

We do not have any manufacturing facilities or personnel. For our drug candidates other than rivipansel, for which manufacturing responsibility will remain with Pfizer until the first anniversary of the effective date of termination of our license agreement with them, we rely, and expect to continue to rely, on third parties for the manufacturing of our drug candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our drug candidates receives marketing approval. Disruption to our supply arrangements may arise from unforeseeable events that impact such third parties, including events such as pandemic, epidemic or outbreak of a disease such as the coronavirus outbreak currently impacting China and other regions of the world. Our reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or drugs, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

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

If we are unable to establish sales, marketing and distribution capabilities for our drug candidates, we may not be successful in commercializing those drug candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical drugs. To achieve commercial success for any drug candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization to market or co-promote such drugs. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

The key competitive factors affecting the success of all of our drug candidates, if approved, are likely to be their safety, efficacy, convenience, price, the level of generic competition and the availability of coverage and reimbursement from government and other third-party payors.  As described above under “Business—Competition,” we expect that our drug candidates will compete with approved therapies and those currently in development by other companies.   To the extent that competitive drugs or drug candidates developed by others are successful in treating our target indications, it could reduce the market opportunity for our drug candidates.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain the FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

We carry clinical trial insurance coverage in an amount that we believe is sufficient in relation to our clinical trials being conducted in the United States and in foreign countries where we have or plan to have sites as part of our clinical trials for uproleselan. The use of our drug candidates in clinical trials may result in liability claims for which our current insurance would not be adequate to cover all liabilities that we may incur. In addition, we may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our drug candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the European Medicines Agency, or EMA, and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a drug candidate will prevent us or our collaborators from commercializing the drug candidate. We have not received approval to market any of our drug candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, applicable regulatory authorities. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our ability to obtain marketing approval or prevent or limit commercial use. If any of our drug candidates receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit sales of the drug.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive and may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted drug application may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application, or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a drug candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved drug not commercially viable.

If we experience delays in obtaining approval or if we fail to obtain approval of our drug candidates, the commercial prospects for our drug candidates may be harmed and our ability to generate revenue will be materially impaired.

Even though we have obtained orphan drug designation for several of our drug candidates, we may not be able to obtain orphan drug marketing exclusivity for these or any of our other drug candidates.

Regulatory authorities in some jurisdictions, including the United States and the European Union, or EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We have obtained orphan drug designation from the FDA for uproleselan for the treatment of AML, as well as for rivipansel for the treatment of SCD and GMI-1359 for the treatment of osteosarcoma. However, in order to obtain marketing exclusivity in a particular jurisdiction, we must receive the first marketing approval of the drug for its intended indication. In addition, the orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and 10 years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

The FDA fast track designation and additional breakthrough therapy designation for uproleselan may not actually lead to a faster development or regulatory review or approval process.

If a drug is intended for the treatment of a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for this disease or condition, the drug sponsor may apply for the FDA fast track designation. If fast track designation is obtained, the FDA may initiate review of sections of a new drug application, or NDA, before the application is complete. This “rolling review” is available if the applicant provides, and the FDA approves, a schedule for submission of the individual sections of the application.

Although we have obtained a fast track designation from the FDA for uproleselan to treat AML and breakthrough therapy designation for uproleselan to treat AML, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Our fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development programs. Our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures or that we will ultimately obtain regulatory approval of uproleselan.

Failure to obtain marketing approval in international jurisdictions would prevent our drug candidates from being marketed abroad.

In order to market and sell our drugs in the EU and any other jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain the FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining the FDA approval. In addition, in many countries outside the United States, it is required that the drug be approved for reimbursement before it can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, failure to obtain approval in one jurisdiction may impact our ability to obtain approval elsewhere. We or our collaborators may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our drugs in any market.

A variety of risks associated with developing and marketing our drug candidates internationally could hurt our business.

We or our collaborators may seek regulatory approval for uproleselan and our other drug candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from pandemic, epidemic or disease outbreaks or geo-political actions, including war and terrorism.

Pursuant to the terms of our collaboration and license agreement, Apollomics is responsible for the clinical development and commercialization of uproleselan and GMI-1687 in Greater China. The recent outbreak of the coronavirus, first identified in Wuhan, Hubei Province, China, could have a material adverse effect on Apollomics’ ability to develop these drug candidates in a timely manner due to disruptions in the region, travel restrictions, temporary closures of businesses and suspension of services and supplies. Any such delay or disruptions in clinical development could result in the delay of any potential milestone payments to us under the license and collaboration agreement, which could have a material adverse effect on our financial position and results of operations.

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

Non-compliance with the EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of drugs for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the EU’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Our current and future business and relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to significant penalties, including criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

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

•

federal civil and criminal false claims laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, and civil monetary penalty laws that prohibit individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
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

•

the federal Open Payments program, pursuant to the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members, with disclosure of such information to be made by CMS on a publicly available website. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse midwives; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
•

a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

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

There remain judicial and Congressional challenges to certain aspects of PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which began in 2013, pursuant to the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing the 2% Medicare payment reductions, and on April 1, 2013, these reductions went into effect. Pursuant to the Bipartisan Budget Act of 2015, these reductions will stay in effect through 2029, unless additional Congressional action is taken.  In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

Current and future healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. While some of these and other measures may require additional authorization to become effective,  Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of Rachel King, our President and Chief Executive Officer; John Magnani, our Senior Vice President of Research and Chief Scientific Officer; Helen Thackray, our Senior Vice President of Clinical Development and Chief Medical Officer; Armand Girard, our Senior Vice President and Chief Business Officer; and Brian Hahn, our Senior Vice President of Finance and Chief Financial Officer, as well as the other members of our scientific and clinical teams. In particular, we are dependent upon Dr. Magnani for key expertise in carbohydrate chemistry and knowledge of carbohydrate biology with respect to our glycomimetics platform, and the loss of his services would materially impair our future drug discovery efforts. Although we have entered into employment agreements with our executive officers, each of them may currently terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

Recruiting and retaining qualified scientific and clinical personnel and, if we progress the development of our drug pipeline toward scaling up for commercialization, sales and marketing personnel, will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval for and commercialize our drug candidates. Competition to hire qualified personnel in our industry is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

We and our collaborators are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, or any such actions are instituted against any of our collaborators, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions and diminished royalties.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not be sustained.

Although our common stock is listed on The Nasdaq Global Market, we cannot assure you that an active trading market for our shares will be sustained. If an active market for our common stock is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell the shares at all.

The trading price of our common stock has been and is likely to continue to be volatile.

Since our IPO in January 2014, our stock price has been volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	announcements relating to development, regulatory approvals or commercialization of our drug candidates;
•	actual or anticipated variations in our operating results;
•	changes in financial estimates by us or by any securities analysts who might cover our stock;
•	conditions or trends in our industry;
•	changes in laws or other regulatory actions affecting us or our industry, such as drug pricing and reimbursement;
•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	capital commitments;
•	investors’ general perception of our company and our business;
•	disputes concerning our intellectual property or other proprietary rights;
•	recruitment or departure of key personnel; and
•	sales of our common stock, including sales by our directors and officers or specific stockholders.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of The Nasdaq Global Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting and perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, which must then be evaluated by our independent registered public accounting firm. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

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

As a public company listed in the United States, we incur, and will continue to incur now that we have ceased to be an “emerging growth company,” significant legal, accounting and other costs. These costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.

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

Stockholders

As of February 26, 2020, we had 43,582,979 shares of common stock outstanding held by 25 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Performance Graph

The following graph compares the five-year cumulative total return of our common stock with the Nasdaq Composite Index (U.S.) and the Nasdaq Biotechnology Index.  The comparison assumes a $100 investment on December 31, 2014 in our common stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index, and assumes reinvestment of the full amount of all dividends, if any.  Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

ITEM  6.SELECTED FINANCIAL DATA

The following selected financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 are derived from our audited financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The statement of operations data for the years ended December 31, 2016 and 2015, and the balance sheet data as of December 31, 2017, 2016 and 2015, have been derived from our audited financial statements which are not included herein. Our historical results are not necessarily indicative of the results to be expected in the future. The selected financial data should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
(in thousands, except share and per share data)	2019	2018	2017	2016	2015
Statement of Operations Data:
Revenue	$—	$—	$—	$18	$20,071
Costs and expenses:
Research and development expense	47,029	40,092	24,100	23,282	25,050
General and administrative expense	14,360	11,413	9,832	8,650	7,805
Total costs and expenses	61,389	51,505	33,932	31,932	32,855
Loss from operations	(61,389)	(51,505)	(33,932)	(31,914)	(12,784)
Other income	3,497	3,231	651	104	15
Net loss and comprehensive loss	$(57,892)	$(48,274)	$(33,281)	$(31,810)	$(12,769)
Net loss per share of common stock—basic and diluted	$(1.34)	$(1.18)	$(1.13)	$(1.50)	$(0.67)
Weighted average common shares outstanding, basic and diluted	43,254,782	41,044,621	29,395,756	21,256,312	19,010,587

	As of December 31,
(in thousands)	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$158,201	$209,918	$123,925	$40,042	$46,803
Total assets	167,970	214,839	128,583	42,388	48,462
Total liabilities	13,769	9,375	8,882	7,087	7,991
Total stockholders’ equity	154,201	205,464	119,701	35,301	40,472

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

For the discussion of our financial condition and results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 6, 2019.

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. We are developing a pipeline of glycomimetics, which are molecules that mimic the structure of carbohydrates involved in important biological processes,  to inhibit disease-related functions of carbohydrates such as the roles they play in inflammation, cancer and infection. We believe this represents an innovative approach to drug discovery to treat a wide range of diseases. We are focusing our efforts on drug candidates for rare diseases that we believe will qualify for orphan drug designation.

Our proprietary glycomimetics platform is based on our expertise in carbohydrate chemistry and our understanding of the role carbohydrates play in key biological processes. Most human proteins are modified by the addition of complex carbohydrate structures to the surface of such proteins, which affects the functions of the proteins and their interactions with other molecules. Our initial research and development efforts have focused on drug candidates targeting selectins, which are proteins that serve as adhesion molecules and bind to carbohydrates that are involved in the inflammatory component and progression of a wide range of diseases, including hematologic disorders, cancer and cardiovascular disease. For example, we believe that members of the selectin family play a key role in tumor metastasis and resistance to chemotherapy. Inhibiting specific carbohydrates from binding to selectins has long been viewed as a potentially attractive approach for therapeutic intervention. The ability to successfully develop drug-like compounds that inhibit binding with selectins, known as selectin antagonists, has historically been limited by the complexities of carbohydrate chemistry. We believe our expertise in carbohydrate chemistry enables us to design selectin antagonists and other glycomimetics that may inhibit the disease-related functions of certain carbohydrates in order to develop novel drug candidates to address orphan diseases with high unmet medical need.

Our lead glycomimetic drug candidate, uproleselan, is a specific E-selectin inhibitor that we are developing to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, a life-threatening hematologic cancer, and potentially other hematologic cancers. We completed an initial Phase 1 trial in healthy volunteers for uproleselan, and in May 2017 we completed enrollment in a Phase 1/2 clinical trial in patients with either relapsed/refractory or de novo/secondary AML.  In December 2018, at the annual meeting of the American Society of Hematology, or ASH, we presented clinical data from this Phase 1/2 clinical trial that showed high remission rates, improved overall survival and improved event-free survival, all compared to historical controls derived from third-party clinical trials evaluating treatment with standard chemotherapy.

In March 2018, we announced our design for a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate uproleselan in individuals with relapsed/refractory AML, which design is aligned with guidance received from the U.S. Food and Drug Administration, or FDA. Based on consultations with the FDA, the single pivotal trial is planned to enroll approximately 380 adult patients with relapsed or refractory AML at centers in the United States, Canada, Europe and Australia. We dosed the first patient in this trial in November 2018. The primary efficacy endpoint will be overall survival; importantly, the FDA has advised us that data on overall survival will not need to be censored for transplant in the primary efficacy analysis, meaning that patients who proceed to transplant will continue to be included as part of the survival analysis. All patients will be treated with standard chemotherapy of either MEC (mitoxantrone, etoposide and cytarabine) or FAI (fludarabine, cytarabine and idarubicin), with approximately one-half of the patients randomized to receive uproleselan in addition to chemotherapy. Patients receiving uproleselan will be dosed for one day prior to initiation of chemotherapy, twice a day through the chemotherapy regimen, and then for two days after the end of chemotherapy, which was the same regimen as in the Phase 1/2 trial. The dose regimen will be fixed, rather than weight-based, which we believe will simplify administration. We plan to offer up to three cycles of consolidation therapy in both arms of the trial for patients who achieve remission. We believe that multiple cycles of treatment in patients who respond may drive an even deeper response in patients treated with uproleselan. If this is the case, it could lengthen the duration of remission with potential for additional benefit on survival. Key secondary endpoints of the Phase 3 trial will include the incidence of severe mucositis and remission rate, which will be assessed in a hierarchical fashion which may provide supportive data. We expect to complete enrollment of the trial in the second half of 2021.

Uproleselan received orphan drug designation from the FDA in May 2015 for the treatment of patients with AML. In June 2016, uproleselan received fast track designation from the FDA for the treatment of adult patients with relapsed or refractory AML and elderly patients aged 60 years or older with AML. In May 2017, uproleselan received Breakthrough Therapy designation from the FDA for the treatment of adult patients with relapsed or refractory AML. In May 2017, the European Commission, based on a favorable recommendation from the EMA Committee for Orphan Medicinal Products, granted orphan designation for uproleselan for the treatment of patients with AML. In June 2018, we received a response from the EMA to our request for scientific advice with respect to our Marketing Authorization Application, or MAA, development plan. Based on this guidance, we are conducting the global Phase 3 clinical trial and intend to pursue regulatory approval of uproleselan for the treatment of AML.

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

As a potential life-cycle extension to uproleselan, our scientists have rationally designed an innovative antagonist of E-selectin, GMI-1687, that could be suitable for subcutaneous administration. When given by subcutaneous injection in animal models, GMI-1687 has been observed to have equivalent activity to uproleselan, but at an approximately 1,000-fold lower dose. We believe that GMI-1687 could be developed to broaden the clinical usefulness of an E-selectin antagonist to conditions where outpatient treatment is preferred or required. We are currently conducting studies with GMI-1687 to support our planned submission of an investigational new drug application, or IND, to the FDA.

We are developing an additional drug candidate, GMI-1359, that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. Since E-selectin and CXCR4 are implicated in the retention of cancer cells in the bone and bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone and bone marrow, particularly solid tumors that have a propensity to metastasize to bone, such as breast and prostate cancer. We completed a Phase 1 randomized, double-blind, placebo-controlled, single-dose escalation trial of GMI-1359 in healthy volunteers. In this trial, volunteer participants received a single injection of either GMI-1359 or placebo, after which they were evaluated for safety, tolerability and pharmacokinetics, or PK. This trial was conducted at a single site in the United States. GMI-1359 was generally well tolerated in this trial, with no participants experiencing serious adverse events. In the fourth quarter of 2019, we initiated a Phase 1b trial of GMI-1359 in hormone receptor positive breast cancer patients whose tumors have spread to bone, and the first patient was dosed in January 2020. The trial is being conducted at Duke University and will evaluate dose escalation as well as safety, PK and pharmacodynamics markers of biologic activity in these patients.  In January 2020, the FDA granted GMI-1359 orphan drug designation and rare pediatric disease designation for the treatment of osteosarcoma, a rare cancer affecting approximately 900 adolescents each year in the United States. These designations are expected to make GMI-1359 eligible for priority review by the FDA.

In addition to our programs described above, we are also advancing other preclinical-stage programs. These programs include small-molecule glycomimetic compounds that inhibit the protein galectin-3, which we believe may have potential to be used for the treatment of fibrosis, cancer and cardiovascular disease.

We previously developed another glycomimetic drug candidate, rivipansel, a pan-selectin antagonist for the potential treatment of vaso-occlusive crisis, a debilitating and painful condition that occurs periodically throughout the life of a person with sickle cell disease, or SCD.  Rivipansel received fast track designation from the FDA as well as orphan drug designation from the FDA in the United States and from the European Medicines Agency, or EMA, in the European Union.  We entered into an exclusive license agreement with Pfizer Inc., or the Pfizer Agreement, for Pfizer to further develop, obtain regulatory approval and potentially commercialize rivipansel worldwide. Pfizer conducted a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of rivipansel in patients aged six and older with SCD who were hospitalized for a vaso-occlusive crisis and required treatment with intravenous opioids. The clinical trial did not meet its primary or key secondary efficacy endpoints. We will work with Pfizer to effectuate any necessary transition activities in connection with the Pfizer Agreement, and will be determining what, if any, next steps to take with respect to the rivipansel program after reviewing the Phase 3 data more completely.

We commenced operations in 2003, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our glycomimetics platform, identifying potential drug candidates, undertaking preclinical studies and conducting, both alone and in collaboration with third parties, clinical trials of uproleselan, GMI-1359 and rivipansel. To date, we have financed our operations primarily through private placements of our securities, up-front and milestone payments under our license and collaboration agreements and the net proceeds from public offerings of common stock, including sales of common stock under at-the-market sales facilities with Cowen and Company LLC, or Cowen. We have no approved drugs currently available for sale, and substantially all of our revenue to date has been revenue from up-front and milestone payments, although we have received nominal amounts of revenue under research grants.

Since inception, we have incurred significant operating losses. We had an accumulated deficit of $258.4 million as of December 31, 2019, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•

initiate and conduct our planned clinical trials of uproleselan, GMI-1359 and GMI-1687, including fulfilling our funding and supply commitments related to the clinical trial of uproleselan being conducted in collaboration with NCI;

•	further NDA-enabling activities related to manufacture, toxicology and clinical pharmacology;
•	manufacture additional uproleselan drug supplies for validation and prepare for commercialization;
•	seek to discover and develop additional drug candidates;
•	seek regulatory approvals for any drug candidates that successfully complete clinical trials;
•

ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, quality control, regulatory and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

To fund further operations, we will need to raise capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, potentially including the use of our at-the-market sales facility with Cowen, or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents will be sufficient to fund our operations into 2022. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Our Collaboration and License Agreements

In January 2020, we entered into an exclusive collaboration and license agreement with Apollomics (Hong Kong) Limited, or Apollomics, for the development and commercialization of uproleselan and GMI-1687 in Mainland China, Hong Kong, Macau and Taiwan, also known as Greater China. Under the terms of the agreement, Apollomics will be responsible for clinical development and commercialization in Greater China. We will also collaborate with Apollomics to advance the preclinical and clinical development of GMI-1687. We received an upfront cash payment of $9.0 million and, subject to the terms of the agreement, will be eligible to receive potential milestone payments totaling approximately $180.0 million, as well as tiered royalties ranging from the high single digits to 15%, as a percentage of net sales. Apollomics will be responsible for all costs related to development, regulatory approvals, and commercialization activities for uproleselan and GMI-1687 in Greater China, and we and Apollomics expect to enter into clinical and commercial supply agreements with respect to our provision of uproleselan and GMI-1687 to Apollomics. We retain all rights for both compounds in the rest of the world.

In October 2011, we entered into the Pfizer Agreement, under which we granted Pfizer an exclusive worldwide license to develop and commercialize products containing rivipansel for all fields and uses. Pfizer was required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize rivipansel for SCD in the United States. On August 2, 2019, Pfizer announced that its pivotal Phase 3 clinical trial to evaluate the efficacy and safety of rivipansel in patients aged six and older with SCD who were hospitalized for a vaso-occlusive crisis and required treatment with intravenous opioids did not meet its primary or key secondary efficacy endpoints. On February 5, 2020, Pfizer delivered notice to us of its termination of the Pfizer Agreement, which termination will be effective as of April 5, 2020. Following the effective date of the termination of the Pfizer Agreement, we will retain all rights to the potential future development and commercialization of rivipansel. We did not earn any revenue or receive any payments from Pfizer during the years ended December 31, 2019, 2018 and 2017 and will not be eligible to receive any future payments from Pfizer following the termination of the Pfizer Agreement.

We have entered into a research services agreement, or the Research Agreement, with the University of Basel, or the University, for biological evaluation of selectin antagonists. While the scope of work under the Research Agreement ended in 2017, certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, we owed the University 10% of any milestone and royalty payments received from Pfizer with respect to rivipansel. There were no payments due to the University for the years ended December 31, 2019, 2018 or 2017, and as a result of the termination of the Pfizer Agreement, we do not expect to make any future payments to the University.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 2 to our financial statements appearing elsewhere in this Annual Report, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant judgments and estimates.

Revenue Recognition

Effective January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration agreements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods and services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements that an entity determines is within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and identify, as a performance obligation, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Stock-Based Compensation

We issue stock-based compensation awards to our employees and non-employee directors, including stock options. We measure stock-based compensation expense related to these awards based on the fair value of the award on the date of grant and recognize stock-based compensation expense on a straight-line basis over the requisite service period of the awards, which generally equals the vesting period. We grant stock options with exercise prices equal to the estimated fair value of our common stock on the date of grant. Effective on January 1, 2017 with the adoption of Accounting Standards Update, or ASU, No. 2016-09, we account for forfeitures as they occur. We have selected the Black-Scholes-Merton option pricing model to determine the fair value of stock option awards, which requires the input of various assumptions that require management to apply judgment and make assumptions and estimates, including:

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

Research and Development Expenses, Including Clinical Trial Accruals/Expenses

Research and development costs consist of salaries and benefits, including related stock-based compensation, laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on our behalf, such as clinical research organizations, or CROs, and contract manufacturing organizations, or CMOs. Research and development costs are expensed as incurred.

Clinical trial expenses are a significant component of research and development expenses, and we outsource a significant portion of these clinical trial activities to third parties. Third-party clinical trial expenses include investigator fees, site and patient costs, CRO costs, and costs for central laboratory testing and data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the balance sheets as prepaid assets or accrued expenses. These third-party agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, we analyze progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made. Our historical clinical accrual estimates have not been materially different from our actual costs.

Components of Operating Results

Revenue

To date, we have not generated any revenue from the sale of our drug candidates and do not expect to generate any revenue from the sale of drugs in the near future. Substantially all of our historical revenue consisted of the upfront and milestone payments under the Pfizer Agreement.

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

Research and development activities are central to our business model. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We expect our research and development expenses to increase over the next several years as we seek to progress uproleselan, GMI-1359 and our other drug candidates into and through clinical development. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical studies and clinical trials of our drug candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our drug candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our drug candidates.

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

Interest Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Years Ended December 31, 2019 and 2018

The following table sets forth our results of operations for the years ended December 31, 2019 and 2018.

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2019	2018	CHANGE
Revenue	$—	$—	$—
Costs and expenses:
Research and development expense	47,029	40,092	6,937
General and administrative expense	14,360	11,413	2,947
Total costs and expenses	61,389	51,505	9,884
Loss from operations	(61,389)	(51,505)	(9,884)
Interest income	3,497	3,231	266
Net loss and comprehensive loss	$(57,892)	$(48,274)	$(9,618)

Research and Development Expense

The following table summarizes our research and development expense by functional area for the years ended December 31, 2019 and 2018:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2019	2018	CHANGE
Clinical development	$11,898	$5,450	$6,448
Manufacturing and formulation	18,077	20,692	(2,615)
Contract research services, consulting and other costs	2,644	2,511	133
Laboratory costs	2,146	2,004	142
Personnel-related	9,862	7,726	2,136
Stock-based compensation	2,402	1,709	693
Research and development expense	$47,029	$40,092	$6,937

The following table summarizes our research and development expense by drug candidate for the years ended December 31, 2019 and 2018:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2019	2018	CHANGE
Uproleselan	$30,033	$26,775	$3,258
GMI-1359	425	348	77
Other research and development	4,307	3,534	773
Personnel-related and stock-based compensation	12,264	9,435	2,829
Research and development expense	$47,029	$40,092	$6,937

Research and development expense increased by $6.9 million, or 17%, to $47.0 million for the year ended December 31, 2019 from $40.1 million for the year ended December 31, 2018. Clinical development expenses increased by $6.4 million, primarily as a result of increased clinical costs related to our ongoing global Phase 3 clinical trial of uproleselan in individuals with relapsed/refractory AML and the Phase 2/3 clinical trial being conducted by the NCI, which opened for enrollment in early 2019. Personnel-related and stock-based compensation expenses increased due to an increase in clinical headcount and stock option and restricted stock unit awards granted in 2019. These increases were offset in part by a $2.6 million decrease in manufacturing and formulation due to lower raw material costs in 2019 as compared to 2018.

General and Administrative Expense

The following table sets forth the components of our general and administrative expense for the years ended December 31, 2019 and 2018:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2019	2018	CHANGE
Personnel-related	$4,783	$3,553	$1,230
Stock-based compensation	3,813	2,878	935
Legal, consulting and other professional expenses	4,849	4,157	692
Other	915	825	90
General and administrative expense	$14,360	$11,413	$2,947

General and administrative expense increased for the year ended December 31, 2019 by $2.9 million, or 26%, compared to 2018 primarily due to an increase in personnel-related costs, stock-based compensation expense, legal and patent expenses. Personnel-related and stock-based compensation expenses increased due to additional headcount in 2019, annual salary adjustments for general and administrative personnel and stock option and restricted stock unit awards granted in 2019. Legal expenses increased due to increased review of third-party contracts in 2019.

Interest Income

Interest income increased by $266,000 to $3.5 million for the year ended December 31, 2019 from $3.2 million for the year ended December 31, 2018, due to higher cash balances in 2019 over 2018.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations primarily through public offerings and private placements of our capital stock, including sales agreements with Cowen, and upfront and milestone payments from our license and collaboration agreements. As of December 31, 2019, we had $158.2 million in cash and cash equivalents.

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

In September 2017, we entered into a new at-the-market sales agreement with Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen acting as our sales agent. During the year ended December 31, 2017, we sold an aggregate of 1,600,000 shares of our common stock under the at-the-market facility for net proceeds of $19.3 million. There were no sales under this agreement in the years ended December 31, 2019 and 2018. As of December 31, 2019, we have the ability to sell up to $80.0 million of common stock under the at-the-market sales agreement with Cowen.

As described above, we entered into a collaboration and license agreement with Apollomics in January 2020 and are potentially eligible to earn milestone payments and royalties under that agreement. In January 2020, Apollomics made an upfront payment to the Company of $9.0 million. Our ability to earn these payments and their timing will be dependent upon the outcome of Apollomics’ activities and is uncertain at this time.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

The successful development of any of our drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of uproleselan or our other drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from uproleselan or our other drug candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

A change in the outcome of any of these variables with respect to the development of any of our drug candidates would significantly change the costs and timing associated with the development of that drug candidate. Because our drug candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements, including our existing license agreement with Apollomics. Except for Apollomics’ obligation to make milestone and royalty payments under our license agreement, we do not have any committed external source of liquidity.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2019, 2018 and 2017.

	YEAR ENDED DECEMBER 31,
(in thousands)	2019	2018	2017
Net cash provided by (used in):
Operating activities	$(51,984)	$(43,331)	$(29,768)
Investing activities	(145)	(126)	(294)
Financing activities	413	129,450	113,945
Net change in cash and cash equivalents	$(51,716)	$85,993	$83,883

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

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Operating Activities

Net cash used in operating activities was $52.0 million during the year ended December 31, 2019 compared to $43.3 million during the year ended December 31, 2018. The increase was primarily the result of ongoing costs associated with our uproleselan clinical development programs, which for 2019 also included significant costs associated with the start-up activities and enrollment for the global Phase 3 clinical trial and the NCI-sponsored Phase 2/3 trial, as described above.

Investing Activities

Net cash used in investing activities, consisting of purchases of scientific equipment and computers, was $145,000 for the year ended December 31, 2019 compared to $126,000 during the year ended December 31, 2018.

Financing Activities

Net cash provided by financing activities of $413,000 during the year ended December 31, 2019 consisted of proceeds from stock option exercises. Net cash provided by financing activities of $129.4 million during the year ended December 31, 2018 consisted of the net proceeds of $128.4 million from our public offering in March 2018 and $1.0 million in proceeds from stock option and warrant exercises.

Contractual Obligations

As of December 31, 2019, our significant contractual obligations consisted solely of rent obligations under a non-cancelable lease, as amended, for our current office space in Rockville, Maryland, which has a term through October 2023.

The following table depicts our obligations under this lease as of December 31, 2019.

	Payments Due by Period
							After
	Total	2020	2021	2022	2023	2024	2024
	(In thousands)
Operating leases	$4,174	$1,051	$1,078	$1,104	$941	$—	$—

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

ITEM  7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2019 and 2018, we had cash and cash equivalents of $158.2 million and $209.9 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial statement schedules required to be filed are listed in Part IV, Item 15 of this Form 10-K.

ITEM  9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein on page 74.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

We will file a definitive proxy statement for our 2020 annual meeting of stockholders, or the 2020 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2020 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the relevant information to be included in the 2020 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors” and “Executive Officers.”

ITEM  11.EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the relevant information to be included in the 2020 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the relevant information to be included in the 2020 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the relevant information to be included in the 2020 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

ITEM  14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the relevant information to be included in the 2020 Proxy Statement under the caption “Ratification of Selection of Independent Auditors.”

PART IV

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen stock certificate evidencing shares of Common Stock.

4.2	Description of Certain of Registrant’s Securities.

Exhibit Number	Description of Document

10.1*(4)	License Agreement, dated as of October 7, 2011, as amended to date, by and between the Registrant and Pfizer Inc.

10.2(5)	Second Amended and Restated Investor Rights Agreement, dated as of October 20, 2009, by and among the Registrant and certain of its stockholders.

10.3+(6)	2003 Stock Incentive Plan, as amended.

10.4+(7)	Form of Incentive Stock Option Agreement under 2003 Stock Incentive Plan.

10.5+(8)	Form of Nonqualified Stock Option Agreement under 2003 Stock Incentive Plan.

10.6+(9)	2013 Equity Incentive Plan.

10.7+(10)	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan.

10.8+(11)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan.

10.9+(12)	2013 Employee Stock Purchase Plan.

10.10+(13)	Form of Indemnification Agreement.

10.11+(14)	Amended and Restated Executive Employment Agreement, dated as of July 30, 2019, by and between the Registrant and Rachel King.

10.12+(15)	Amended and Restated Executive Employment Agreement, dated as of July 30, 2019, by and between the Registrant and Brian Hahn.

10.13+(16)	Amended and Restated Executive Employment Agreement, dated as of July 30, 2019, by and between the Registrant and John Magnani.

10.14+(17)	Amended and Restated Executive Employment Agreement, dated as of July 30, 2019, by and between the Registrant and Helen Thackray.

10.15+(18)	Amended and Restated Executive Employment Agreement, dated as of July 30, 2019, by and between the Registrant and Armand Girard.

10.16+(19)	Amended and Restated Non-Employee Director Compensation Policy.

10.17(20)	Lease Agreement, dated July 23, 2014, by and between the Registrant and BMR-Medical Center Drive, LLC.

10.18(21)	Sales Agreement, dated September 28, 2017 by and between the Registrant and Cowen and Company, LLC.

10.19(22)	First Amendment to Lease, dated March 24, 2016, by and between the Registrant and BMR-Medical Center Drive LLC.

10.20**	Collaboration and License Agreement, dated January 2, 2020, by and between the Registrant and Apollomics (Hong Kong) Limited.

10.21+	GlycoMimetics, Inc. Inducement Plan.

10.22+	Form of Stock Option Grant Notice and Stock Option Agreement under the GlycoMimetics, Inc. Inducement Plan.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (contained on signature page hereto).

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

**Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.

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

(14)	Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on August 1, 2019, and incorporated by reference herein.
(15)	Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on August 1, 2019, and incorporated by reference herein.
(16)	Previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on August 1, 2019, and incorporated by reference herein.
(17)	Previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on August 1, 2019, and incorporated by reference herein.
(18)	Previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on August 1, 2019, and incorporated by reference herein.
(19)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on August 1, 2019, and incorporated by reference herein.
(20)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on July 28, 2014, and incorporated by reference herein.
(21)	Previously filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-220697), filed with the Commission on September 28, 2017, and incorporated by reference herein.
(22)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on March 29, 2016, and incorporated by reference herein.

ITEM  16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLYCOMIMETICS, INC.

By:	/s/ Rachel K. King
Rachel K. King
President and Chief Executive Officer

February 28, 2020

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

Signature	Title	Date

/s/ Rachel K. King Rachel K. King	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2020

/s/ Brian M. Hahn Brian M. Hahn	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2020

/s/ Patricia S. Andrews Patricia S. Andrews	Director	February 28, 2020

/s/ Mark A. Goldberg M.D. Mark A. Goldberg M.D.	Director	February 28, 2020
/s/ Scott T. Jackson Scott T. Jackson	Director	February 28, 2020
/s/ Daniel M. Junius Daniel M. Junius	Director	February 28, 2020

/s/ Scott Koenig, M.D., Ph.D. Scott Koenig, M.D., Ph.D.	Director	February 28, 2020

/s/ Timothy Pearson Timothy Pearson	Director	February 28, 2020

Report of Independent Registered Public Accounting Firm  –

Opinion on Internal Controls over Financial Reporting

To the Shareholders and the Board of Directors of GlycoMimetics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited GlycoMimetics, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GlycoMimetics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 28, 2020

Report of Independent Registered Public Accounting Firm – Opinion on the Financial Statements

To the Shareholders and the Board of Directors of GlycoMimetics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GlycoMimetics, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Baltimore, Maryland
February 28, 2020

GLYCOMIMETICS, INC.

Balance Sheets

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$158,201,441	$209,917,595
Prepaid expenses and other current assets	4,326,322	2,351,524
Total current assets	162,527,763	212,269,119
Property and equipment, net	822,920	957,226
Prepaid research and development expenses	1,560,607	1,560,607
Deposits	52,320	52,320
Operating lease right-of-use asset	3,006,069	—
Total assets	$167,969,679	$214,839,272
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$1,435,660	$2,663,579
Accrued expenses	8,710,790	6,000,804
Operating lease liabilities	804,126	—
Deferred rent	—	98,771
Total current liabilities	10,950,576	8,763,154
Noncurrent operating lease liabilities	2,818,516	—
Deferred rent, net of current portion	—	611,623
Total liabilities	13,769,092	9,374,777
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 43,466,933 shares issued and outstanding at December 31, 2019; 100,000,000 shares authorized, 43,160,751 shares issued and outstanding at December 31, 2018	43,465	43,159
Additional paid-in capital	412,599,772	405,972,075
Accumulated deficit	(258,442,650)	(200,550,739)
Total stockholders’ equity	154,200,587	205,464,495
Total liabilities and stockholders’ equity	$167,969,679	$214,839,272

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2019	2018	2017
Revenue	$—	$—	$—

Costs and expenses:
Research and development expense	47,029,264	40,091,773	24,100,092
General and administrative expense	14,360,038	11,413,050	9,832,188
Total costs and expenses	61,389,302	51,504,823	33,932,280
Loss from operations	(61,389,302)	(51,504,823)	(33,932,280)
Interest income	3,497,391	3,231,190	651,212
Net loss and comprehensive loss	$(57,891,911)	$(48,273,633)	$(33,281,068)
Basic and diluted net loss per common share	$(1.34)	$(1.18)	$(1.13)
Basic and diluted weighted-average number of common shares	43,254,782	41,044,621	29,395,756

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	23,250,023	$23,249	$154,254,193	$(118,976,311)	$35,301,131
Cumulative adjustment upon implementation of ASU No. 2016-09	—	—	19,727	(19,727)	—
Issuance of common stock, net of issuance costs	11,038,647	11,038	113,536,146	—	113,547,184
Exercise of options and vesting of RSUs	71,129	71	373,305	—	373,376
Stock-based compensation	—	—	3,760,802	—	3,760,802
Net loss	—	—	—	(33,281,068)	(33,281,068)
Balance at December 31, 2017	34,359,799	34,358	271,944,173	(152,277,106)	119,701,425
Issuance of common stock, net of issuance costs	8,050,000	8,050	128,417,030	—	128,425,080
Exercise of options and warrants, and vesting of RSUs	750,952	751	1,023,774	—	1,024,525
Stock-based compensation	—	—	4,587,098	—	4,587,098
Net loss	—	—	—	(48,273,633)	(48,273,633)
Balance at December 31, 2018	43,160,751	43,159	405,972,075	(200,550,739)	205,464,495
Exercise of options and vesting of RSUs	306,182	306	412,607	—	412,913
Stock-based compensation	—	—	6,215,090	—	6,215,090
Net loss	—	—	—	(57,891,911)	(57,891,911)
Balance at December 31, 2019	43,466,933	$43,465	$412,599,772	$(258,442,650)	$154,200,587

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(57,891,911)	$(48,273,633)	$(33,281,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	279,234	275,123	263,541
Loss on disposal of property and equipment	—	168	—
Non-cash lease expense	620,068	—	—
Stock-based compensation expense	6,215,090	4,587,098	3,760,802
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,059,260)	943,360	(2,816,381)
Prepaid research and development expenses	—	(1,356,243)	555,167
Accounts payable	(1,227,919)	16,488	1,061,880
Accrued expenses	2,709,986	551,146	724,797
Operating lease liabilities	(629,427)	—	—
Deferred rent	—	(74,637)	(37,099)
Net cash used in operating activities	(51,984,139)	(43,331,130)	(29,768,361)

Investing activities
Purchases of property and equipment	(144,928)	(125,618)	(294,107)
Net cash used in investing activities	(144,928)	(125,618)	(294,107)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	128,425,080	113,572,189
Proceeds from exercise of stock options and warrants	412,913	1,024,525	373,376
Net cash provided by financing activities	412,913	129,449,605	113,945,565
Net change in cash and cash equivalents	(51,716,154)	85,992,857	83,883,097
Cash and cash equivalents, beginning of period	209,917,595	123,924,738	40,041,641
Cash and cash equivalents, end of period	$158,201,441	$209,917,595	$123,924,738

Non-cash investing and financing activities
Property acquisition costs included in accrued expenses	$—	$—	$20,000
Issuance costs associated with financing included in accrued expenses	$—	$—	$25,005

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

The Company’s executive personnel have devoted substantially all of their time to date to the planning and organization of the Company, the process of hiring scientists, initiating research and development programs and securing adequate capital for anticipated growth and operations. The Company has not commercialized any of its drug candidates and planned commercial operations have not commenced. The Company has incurred significant losses in the development of its drug candidates. The Company has not generated revenues from product sales. As a result, the Company has consistently reported negative cash flows from operating activities and net losses, had an accumulated deficit of $258.4 million at December 31, 2019 and expects to continue incurring losses for the foreseeable future.

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

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents. The fair values of the financial instruments approximated their carrying values at December 31, 2019 and 2018, due to their short-term maturities. The Company accounts for recurring and nonrecurring fair value measurements in accordance with ASC 820, Fair Value Measurements. ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value, and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of December 31, 2019 and 2018. The carrying value of cash held in money market funds of approximately $156.2 million and $207.9 million as of December 31, 2019 and 2018, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of the carrying value of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant, and Equipment. ASC 360 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2019 and 2018, the Company determined that there were no impaired assets and it had no assets held for sale.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers (Topic 606). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with the customer(s); (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract that falls under the scope of Topic 606, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

 Research and Development Costs Including Clinical Trial Accruals/Expenses

Except for payments made in advance of services, research and development costs are expensed as incurred. Research and development costs primarily consist of employee-related expenses, including salaries and benefits, expenses incurred under agreements with contract research organizations (CROs), investigative sites and consultants that conduct the Company's clinical trials, the cost of acquiring and manufacturing clinical trial materials, including costs incurred under agreements with contract manufacturing organizations (CMOs), and other allocated expenses, stock-based compensation expense, and costs associated with non-clinical activities and regulatory approvals.

Clinical trial expenses are a significant component of research and development expenses, and the Company outsources a significant portion of these clinical trial activities to third parties. Third-party clinical trial expenses include investigator fees, site and patient costs, CRO costs, and costs for central laboratory testing and data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the balance sheets as a prepaid asset or accrued expenses. These third-party agreements are generally cancellable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, management assessments include: (i) an evaluation by the project manager of the work that has been completed during the period; (ii) measurement of progress prepared internally and/or provided by the third-party service provider; (iii) analyses of data that justify the progress; and (iv) the Company’s judgment. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made. The Company’s historical clinical accrual estimates have not been materially different from the actual costs.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the years ended December 31, 2019, 2018 and 2017, the Company’s net loss was equal to comprehensive loss and, accordingly, no additional disclosure is presented.

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Net loss	$(57,891,911)	$(48,273,633)	$(33,281,068)
Basic and diluted net loss per common share	$(1.34)	$(1.18)	$(1.13)
Basic and diluted weighted average common shares outstanding	43,254,782	41,044,621	29,395,756

The following potentially dilutive securities outstanding at December 31, 2019, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	2019	2018	2017
Warrants	—	—	553,868
Stock options and restricted stock units	5,106,493	3,937,167	3,399,124

4. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets at December 31:

	2019	2018
Prepaid research and development expenses	$3,838,835	$1,608,768
Other prepaid expenses	301,534	329,634
Other receivables	185,953	413,122
Prepaid expenses and other current assets	$4,326,322	$2,351,524

5. Property and Equipment

Property and equipment, net consisted of the following at December 31:

	2019	2018
Furniture and fixtures	$345,712	$334,300
Laboratory equipment	1,409,526	1,389,036
Office equipment	11,085	11,085
Computer equipment	302,009	233,282
Leasehold improvements	616,133	573,165
Property and equipment	2,684,465	2,540,868
Less accumulated depreciation	(1,861,545)	(1,583,642)
Property and equipment, net	$822,920	$957,226

Depreciation of property and equipment totaled $279,234, $275,123 and $263,541 for the years ended December 31, 2019, 2018 and 2017, respectively.

6. Accrued Expenses

The following is a summary of the Company’s accrued expenses at December 31:

	2019	2018
Accrued research and development expenses	$5,149,697	$3,483,741
Accrued bonuses	2,677,288	1,727,184
Accrued consulting and other professional fees	320,935	140,397
Accrued employee benefits	351,966	385,789
Other accrued expenses	210,904	263,693
Accrued expenses	$8,710,790	$6,000,804

7. Operating Leases

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

The Company identified and applied the following significant assumptions in recognizing the right-of-use asset and corresponding liability for the Lease and Lease Amendment:

•

Lease term – The lease term includes both the noncancelable period and, when applicable, cancelable option periods where failure to exercise such option would result in an economic penalty. The Company’s renewal option to extend is not reasonably certain of being exercised as of December 31, 2019.

•

Incremental borrowing rate – As the Company’s lease does not provide an implicit rate, the Company used an incremental borrowing rate (IBR), which is the rate incurred to borrow on a collateralized basis over a term similar to the term of the lease for which the rate is estimated. The Company determined the IBR based on an estimated rate that considered the Company’s credit risk in the United States for a collateralized borrowing and lease term similar to the Lease.

With the adoption of ASU 2016-02 on January 1, 2019, the Company recorded a right-of use asset of $3.6 million and corresponding lease liability of $4.3 million by calculating the present value of lease payments, discounted at 8.0%, the Company’s IBR, over the expected term of 4.8 years. The Company has elected to use the practical expedient and account for each lease component and related non-lease component as one single component. The lease component results in a right-of-use asset being recorded on the balance sheet and amortized as lease expense on a straight-line basis.

As of December 31, 2019 the weighted-average remaining lease term was 3.83 years. There were no additional operating leases entered into during the year ended December 31, 2019.

The components of lease expense and related cash flows were as follows:

Year Ended
December 31, 2019
Operating lease cost	927,957
Variable lease cost	465,028
Total operating lease cost	$1,392,985

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$941,089

Maturities of lease liability due under these lease agreements as of December 31, 2019 were as follows:

Operating Lease
Obligation
2020	$1,051,142
2021	1,077,420
2022	1,104,356
2023	940,842
2024	—
Thereafter	—
Total	4,173,760
Present value adjustment	(551,118)
Present value of lease payments	$3,622,642

8. Stockholders’ Equity

Common Stock

At-The-Market Equity Offerings

On March 1, 2016, the Company entered into an at-the-market sales agreement with Cowen and Company, LLC to sell the Company’s securities under a shelf registration statement filed in March 2015. During the period from January 1, 2017 through May 23, 2017, the Company issued and sold 1,388,647 shares of common stock under the at-the-market sales agreement. The shares were sold at a weighted average price per share of $5.55, for aggregate net proceeds of $7.4 million, after deducting commissions and offering expenses. The at-the market sales agreement was terminated on May 23, 2017.

On September 28, 2017, the Company entered into a new at-the-market sales agreement with Cowen and Company, LLC to sell the Company’s securities under a shelf registration statement filed in September 2017. As of December 31, 2017, the Company had issued and sold 1,600,000 shares of common stock under the at-the-market sales agreement. The shares were sold at a weighted average price per share of $12.50, for aggregate net proceeds of $19.3 million, after deducting commissions and offering expenses. As of December 31, 2019, $80.0 million remained available to be sold under the terms of the September 2017 at-the-market sales agreement. There were no shares sold under the September 2017 Sales Agreement during the years ended December 31, 2019 or 2018.

Public Offerings of Common Stock

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

Warrants to Acquire Company Stock

In connection with the prior issuance of convertible unsecured promissory notes, the Company issued warrants to purchase shares of common stock. As of December 31, 2017, warrants to purchase an aggregate of 553,868 shares were outstanding, each with an exercise price of $0.33 per share.  During the year ended December 31, 2018, all of the outstanding warrants were exercised; a total of 536,564 shares of common stock were issued to stockholders upon the net exercise of 546,709 outstanding warrants, and 7,159 shares of common stock were issued to stockholders upon the cash exercise of outstanding warrants, for total proceeds to the Company of $2,336. The Company no longer has any outstanding warrants to purchase shares of its capital stock.

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

A summary of the Company’s stock option activity under the 2003 Plan for the year ended December 31, 2019 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2018	667,080	$1.24	2.2
Options exercised	(284,743)	1.12
Options forfeited	—
Outstanding, Vested and Exercisable as of December 31, 2019	382,337	1.33	1.3	$1,512

During 2019, 2018 and 2017 the Company issued 284,743, 46,131 and 16,608 shares of common stock, respectively, in conjunction with exercises of stock options granted under the 2003 Plan. The Company received cash proceeds from the exercise of these stock options of $318,912, $59,659 and $27,357 during 2019, 2018 and 2017, respectively. Total intrinsic value of the options exercised during the years ended December 31, 2019, 2018 and 2017 was $924,688, $716,920 and $103,638, respectively.

As of December 31, 2019, the options under the 2003 Plan were fully expensed and all options outstanding under the 2003 Plan were fully vested as of December 31, 2017. The total fair value of options that vested in the year ended December 31, 2017 was $1,573. There were no options granted under the 2003 Plan in 2019, 2018 or 2017.

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

Authorized Shares

The maximum number of shares of common stock that may be issued under the 2013 Plan was 1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited to or repurchased by the Company. The number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and ending on January 1, 2023, by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000. As of January 1, 2020, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 1,304,007 shares, representing 3% of the total number of shares of common stock outstanding on January 1, 2020, increasing the number of shares of common stock available for issuance under the 2013 Plan to 6,466,823 shares.

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

Stock Options

A summary of the Company’s stock option activity under the 2013 Plan for the year ended December 31, 2019 is as follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
	OUTSTANDING	EXERCISE	CONTRACTUAL	VALUE (IN
	OPTIONS	PRICE	TERM(YEARS)	THOUSANDS)
Outstanding as of December 31, 2018	3,265,254	$8.39	7.1
Options granted	1,191,071	10.96
Options exercised	(16,606)	5.66
Options forfeited	(40,113)	12.86
Outstanding as of December 31, 2019	4,399,606	10.43	6.8	$74
Vested or expected to vest as of December 31, 2019	4,399,606	10.43	6.8	$74
Exercisable as of December 31, 2019	2,671,995	9.21	5.6	$68

The weighted-average fair value of the options granted during the years ended December 31, 2019, 2018 and 2017 was $7.17, $12.90 and $4.76 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	2019	2018	2017
Expected term	6.25 years	6.25 years	6.25 years
Expected volatility	71.15%	73.75%	75.20%
Risk-free interest rate	2.54%	2.55%	2.08%
Expected dividend yield	0%	0%	0%

As of December 31, 2019, there was $11,385,475 of total unrecognized compensation expense related to unvested options that will be recognized over a weighted-average period of approximately 2.5 years. The total fair value of options that vested in the years ended December 31, 2019, 2018 and 2017 was $6,159,610, $3,003,632 and $3,506,568, respectively. During the years ended December 31, 2019, 2018 and 2017, the Company received cash of $94,001, $962,530 and $346,019, respectively, and issued 16,606, 144,182 and 54,521 shares of common stock, respectively, in conjunction with exercises of stock options granted under the 2013 Plan.  The intrinsic value of the options exercised for the years ended December 31, 2019, 2018 and 2017 was $97,429, $1,344,026 and $385,701, respectively.

Restricted Stock Units (RSUs)

A  restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In September 2019, the Company granted an aggregate of 332,106 RSUs with service conditions to the Company’s non-executive employees. The RSUs granted in September 2019 vest over a two-year period, with one-third vesting on the first anniversary of the date of grant and the remaining two-thirds vesting on the second anniversary of the date of grant, provided that the employee remains employed with the Company at the applicable vesting date. As of

December 31, 2019, there was $1,258,743 of total unrecognized compensation expense associated with these RSU grants that will be recognized over a weighted-average period of approximately 1.7 years.

The following is a summary of RSU activity for the 2013 Plan for the year ended December 31, 2019:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2018	4,833	$4.61
Granted	332,106	4.53
Forfeited	(7,556)	4.53
Vested	(4,833)	4.61
Unvested at December 31, 2019	324,550	4.53

Total stock-based compensation expense associated with stock options and RSUs was classified as follows on the statement of operations for the years ended December 31:

	2019	2018	2017
Research and development expense	$2,402,242	$1,709,390	$1,280,909
General and administrative expense	3,812,848	2,877,708	2,479,893
Total stock-based compensation expense	$6,215,090	$4,587,098	$3,760,802

9. Income Taxes

The components of the gross deferred tax asset and related valuation allowance at December 31 were as follows:

	2019	2018
Deferred income tax assets:
Net operating loss carryforward	$53,391,629	$41,687,577
Capitalized start-up costs	1,308,102	1,501,895
Patent amortization	104,419	119,888
Research and orphan drug credits	35,211,702	28,123,082
Stock-based compensation	4,935,232	3,293,221
Operating lease liabilities	996,861	—
Accrued bonus	736,723	—
Other	136,641	146,964
Gross deferred income tax assets	96,821,309	74,872,627
Valuation allowance	(95,850,031)	(74,872,627)
Net deferred income tax assets	971,278	—

Deferred income tax liabilities:
Operating lease right-of-use assets	(827,195)	—
Property and equipment	(144,083)	—
Gross deferred income tax liabilities	(971,278)	—
Net deferred income tax asset/(liability)	$—	$—

Based on the Company’s operating history and management’s expectation regarding future profitability, management believes the Company’s deferred tax assets will not be realizable under ASC 740, Income Taxes. Accordingly, a full valuation allowance has been established as of December 31, 2019 and 2018.

As of December 31, 2019, the Company had $194.0 million of U.S. Federal and state net operating losses, $9.1 million of research and development tax credits and $26.1 million of orphan drug tax credits available to carry forward. A portion of the net operating loss carryforwards will begin to expire in 2026, the research and development tax credits in 2023 and the orphan drug tax credit in 2033. Under current federal income tax laws, federal net operating losses incurred in 2018 and in future years may be carried forward, indefinitely, but the deductibility of such federal net operating losses is limited.

The Company’s tax attributes, including net operating losses and credits, are subject to any ownership changes as defined under Internal Revenue Code Sections 382 and 383. A change in ownership could affect the Company’s ability to utilize its net operating losses and credits. As of December 31, 2019, the Company does not believe that an ownership change has occurred. Any future ownership changes may cause a limitation on the Company’s ability to utilize existing tax attributes.

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

The Company did not have unrecognized tax benefits as of December 31, 2019 and 2018, and does not anticipate this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Reconciliations between the statutory federal income tax rate and the effective income tax rate of income tax expense is as follows as of December 31:

	2019	2018	2017
U.S. Federal statutory tax rate	21.0%	21.0%	34.0%
State taxes	5.7	5.7	4.4
Research credit	0.8	0.8	1.3
Orphan drug credit	8.8	10.4	11.5
Other	(0.1)	0.6	0.3
Stock-based compensation	—	(0.1)	(0.7)
Change in valuation allowance	(36.2)	(38.4)	(5.1)
Effective change due to corporate tax rate reduction	—	—	(45.7)
Provision for income taxes	—%	—%	—%

10.  Research and License Agreements

The Company and Pfizer Inc. (Pfizer) entered into a license agreement (the Pfizer Agreement) in October 2011, which provided Pfizer an exclusive worldwide license to rivipansel for vaso-occlusive crisis associated with sickle cell disease and for other diseases for which the drug candidate may be developed. The Company was responsible for completion of a Phase 2 clinical trial, after which Pfizer assumed all further development and commercialization responsibilities. Upon execution of the Pfizer Agreement, the Company received an up-front payment of $22.5 million. The Pfizer Agreement also provided for potential payments upon the achievement of specified development, regulatory and commercial milestones. The Company did not recognize any revenue under the Pfizer Agreement during the years ended December 31, 2019, 2018 or 2017. On August 2, 2019, Pfizer announced that the pivotal Phase 3 clinical trial to evaluate the efficacy and safety of rivipansel did not meet its primary or key secondary efficacy endpoints. On February 5, 2020, the Company received written notice from Pfizer of the termination of the Pfizer Agreement effective as of April 5, 2020. The Company will work with Pfizer to effectuate any necessary transition activities regarding the subject matter of the License Agreement, and will be determining what, if any, next steps to take with respect to the rivipansel program after reviewing the Phase 3 data more completely.

The Company has entered into a research services agreement (the Research Agreement) with the University of Basel (the University) for biological evaluation of selectin antagonists. Certain patents covering the rivipansel compound remain subject to provisions of the Research Agreement. Under the terms of the Research Agreement, the Company will owe a 10% payment to the University for all future milestone and royalty payments received from Pfizer with respect to rivipansel.  No payments were due to the University during the years ended December 31, 2019, 2018 and 2017. Although the Research Agreement remains in effect, following the termination of the Pfizer Agreement, the Company does not expect that it will be obligated to make any future payments to the University.

11. Employee Benefit Plan

The Company has a defined contribution plan under the Internal Revenue Code Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. For the years ended December 31, 2018 and 2017, the Company made a discretionary match of 50% up to the first 3% of employee contributions. For the year ended December 31, 2019, the Company matched 50% up to the first 6% of employee contributions.  All matching contributions have been paid by the Company. The Company’s matching contributions vest in full at the employee’s third anniversary of employment and all employer contributions thereafter vest immediately. The total Company matching contributions were approximately $219,000, $94,000 and $88,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

12. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for each of the years ended December 31, 2019 and 2018 are as follows:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
Revenue	$—	$—	$—	$—
Net loss	$(14,726,317)	$(13,251,882)	$(15,829,815)	$(14,083,897)
Loss per share—basic and diluted	$(0.34)	$(0.31)	$(0.37)	$(0.33)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
Revenue	$—	$—	$—	$—
Net loss	$(13,906,915)	$(11,575,111)	$(11,278,763)	$(11,512,844)
Loss per share—basic and diluted	$(0.32)	$(0.27)	$(0.26)	$(0.33)

13. Subsequent Events

On January 2, 2020, the Company entered into a collaboration and license agreement with Apollomics (Hong Kong) Limited (Apollomics) for the exclusive right to develop, manufacture and commercialize the Company’s drug candidates uproleselan and GMI-1687 within the territories of China, Taiwan, Hong Kong and Macau (collectively, Greater China). In addition, the Company has granted to Apollomics a non-exclusive license to conduct preclinical research outside of Greater China with respect to the licensed drug candidates for the purpose of developing them for use in Greater China. Apollomics made an upfront payment to the Company of $9.0 million. In addition to the upfront payment, the Company is entitled to receive up to an aggregate of (i) $35.0 million upon the achievement of specified milestones related to the development and regulatory approval of uproleselan in Greater China, (ii) $40.0 million upon the achievement of specified milestones related to the development and regulatory approval of GMI-1687 in Greater China and (iii) $105.0 million upon the achievement of specified net sales thresholds for all licensed products in Greater China.  In the event that uproleselan or GMI-1687 is approved for marketing in Greater China, the Company will be entitled to receive royalty payments based on a tiered percentage of annual net sales in each region within Greater China, with such percentage ranging from the high single digits to 15% subject to reduction in the event of generic competition in a particular region and in other specified circumstances.