Form 10-Q
period 2020-03-31
GLYCOMIMETICS INC
filed 2020-05-01
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Non-accelerated Filer   ◻     Emerging Growth Company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ◻    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on April 29, 2020 was  43,582,979.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLYCOMIMETICS, INC.

Balance Sheets

	March 31,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$154,823,138	$158,201,441
Prepaid expenses and other current assets	2,058,681	4,326,322
Total current assets	156,881,819	162,527,763
Property and equipment, net	762,865	822,920
Prepaid research and development expenses	1,560,607	1,560,607
Deposits	52,320	52,320
Operating lease right-of-use asset	2,841,807	3,006,069
Total assets	$162,099,418	$167,969,679
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$3,134,282	$1,435,660
Accrued expenses	6,651,112	8,710,790
Operating lease liabilities	826,942	804,126
Total current liabilities	10,612,336	10,950,576
Noncurrent accrued expenses	393,273	—
Noncurrent operating lease liabilities	2,603,706	2,818,516
Total liabilities	13,609,315	13,769,092
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 43,582,979 shares issued and outstanding at March 31, 2020; 43,466,933 shares issued and outstanding at December 31, 2019	43,581	43,465
Additional paid-in capital	414,551,776	412,599,772
Accumulated deficit	(266,105,254)	(258,442,650)
Total stockholders’ equity	148,490,103	154,200,587
Total liabilities and stockholders’ equity	$162,099,418	$167,969,679

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2020	2019
Revenue	$9,000,000	$—

Costs and expenses:
Research and development expense	12,668,260	11,772,666
General and administrative expense	4,439,760	3,360,448
Total costs and expenses	17,108,020	15,133,114
Loss from operations	(8,108,020)	(15,133,114)
Interest income	445,416	1,049,217
Net loss and comprehensive loss	$(7,662,604)	$(14,083,897)
Basic and diluted net loss per common share	$(0.18)	$(0.33)
Basic and diluted weighted-average number of common shares	43,575,590	43,166,967

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Stockholders’ Equity

	Three Months Ended March 31, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	43,466,933	$43,465	$412,599,772	$(258,442,650)	$154,200,587
Exercise of options	116,046	116	129,856	—	129,972
Stock-based compensation	—	—	1,822,148	—	1,822,148
Net loss	—	—	—	(7,662,604)	(7,662,604)
Balance at March 31, 2020	43,582,979	$43,581	$414,551,776	$(266,105,254)	$148,490,103

	Three Months Ended March 31, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	43,160,751	$43,159	$405,972,075	$(200,550,739)	$205,464,495
Exercise of options	19,418	20	30,534	—	30,554
Stock-based compensation	—	—	1,382,443	—	1,382,443
Net loss	—	—	—	(14,083,897)	(14,083,897)
Balance at March 31, 2019	43,180,169	$43,179	$407,385,052	$(214,634,636)	$192,793,595

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(7,662,604)	$(14,083,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	68,191	70,441
Non-cash lease expense	164,262	149,686
Stock-based compensation expense	1,822,148	1,382,443
Changes in assets and liabilities:
Prepaid expenses and other current assets	2,267,641	(561,897)
Accounts payable	1,698,622	(832,560)
Accrued expenses	(2,059,678)	(300,817)
Noncurrent accrued expenses	393,273	—
Operating lease liabilities	(191,994)	(171,084)
Net cash used in operating activities	(3,500,139)	(14,347,685)

Investing activities
Purchases of property and equipment	(8,136)	(39,538)
Net cash used in investing activities	(8,136)	(39,538)

Financing activities
Proceeds from exercise of stock options	129,972	30,554
Net cash provided by financing activities	129,972	30,554
Net change in cash and cash equivalents	(3,378,303)	(14,356,669)
Cash and cash equivalents, beginning of period	158,201,441	209,917,595
Cash and cash equivalents, end of period	$154,823,138	$195,560,926

Non-cash investing and financing activities
Property acquisition costs included in accrued expenses	$—	$35,918

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

Unaudited Financial Statements

The accompanying balance sheet as of March 31, 2020 and the statements of operations and comprehensive loss, stockholders’ equity and cash flows, in each case for the three months ended March 31, 2020 and 2019,  are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2019 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2020 and its results of operations, changes in its stockholders’ equity and its cash flows for the three months ended March 31, 2020 and 2019. The December 31, 2019 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2020 and 2019 are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of March 31, 2020 and December 31, 2019. The carrying value of cash held in money market funds of $152.8 million and $156.2 million as of March 31, 2020 and December 31, 2019, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

The Company enters into licensing agreements which are within the scope of Topic 606, under which it licenses certain of its drug candidates’ rights to third parties. The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of the licensed product, if and when earned. See Note 9 for additional information regarding a license agreement entered into during the three months ended March 31, 2020.

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

Manufacturing and Supply: The promises under our agreements may include clinical and commercial manufacturing Products to be provided by us to the counterparty. The services are generally determined to be distinct from the other promises or performance obligations identified in the arrangement. We recognize the transaction price allocated to these services as revenue at a point in time when transfer of control of the related Products to the customer occurs.

Research and Development Costs  (Including Accruals for Clinical Trial Expenses)

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

Clinical trial expenses are a significant component of research and development expenses, and the Company outsources a significant portion of these clinical trial activities to third parties. Third-party clinical trial expenses include investigator fees, site and patient costs, CRO costs, and costs for central laboratory testing and data management. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the balance sheets as a prepaid asset or accrued expenses. These third-party agreements are generally cancellable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, management assessments include: (i) an evaluation by the project manager of the work that has been completed during the period; (ii) measurement of progress prepared internally and/or provided by the third-party service provider; (iii) analyses of data that justify the progress; and (iv) the Company’s judgment. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made. The Company’s historical clinical accrual estimates have not been materially different from the actual costs. Clinical trial accruals that are due longer than one year are classified as noncurrent accrued expenses.

Stock-Based Compensation

Stock-based payments are accounted for in accordance with the provisions of ASC 718, Compensation—Stock Compensation. The fair value of stock-based payments is estimated, on the date of grant, using the Black-Scholes-Merton model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the option. The Company accounts for forfeitures as they occur and does not make an estimate of expected forfeitures at the time of grant.

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

Expected Volatility—Volatility is a measure of the amount by which a financial variable such as share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Effective January 1, 2020, the Company bases the expected volatility on the historical volatility of the Company’s publicly traded common stock.  Prior to January 1, 2020, the Company utilized the historical volatilities of a peer group (e.g., several public entities of similar size, complexity, and stage of development), along with the Company’s historical volatility since its initial public offering, to determine its expected volatility.

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

Net Loss Per Common Share

Basic net loss per common share is determined by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock options and restricted stock units.

The following potentially dilutive securities outstanding, at March 31,  have been excluded from the computation of diluted weighted-average common shares outstanding, as they would be anti-dilutive:

	2020	2019
Stock options and restricted stock units	6,291,212	4,836,170

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three months ended March 31, 2020 and 2019, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Standards

Adopted Accounting Standards

In November 2018, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.  The Company adopted this update as of January 1, 2020. The amendment clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation and disclosure requirements. The amendment also adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. Lastly, the amendment requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The adoption of the standard had no effect on the Company’s operating results, cash flows or financial position.

Accounting Standards Not Yet Adopted

With the exception of the new standard discussed above, there have been no new accounting pronouncements that have significance, or potential significance, to the Company’s financial statements.

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	March 31,	December 31,
	2020	2019
Prepaid research and development expenses	$1,634,771	$3,838,835
Other prepaid expenses	332,273	301,534
Other receivables	91,637	185,953
Prepaid expenses and other current assets	$2,058,681	$4,326,322

4. Property and Equipment

Property and equipment, net consists of the following:

	March 31,	December 31,
	2020	2019
Furniture and fixtures	$345,712	$345,712
Laboratory equipment	1,409,526	1,409,526
Office equipment	16,756	11,085
Computer equipment	304,475	302,009
Leasehold improvements	616,133	616,133
Property and equipment	2,692,602	2,684,465
Less accumulated depreciation	(1,929,737)	(1,861,545)
Property and equipment, net	$762,865	$822,920

Depreciation expense was $68,191 and  $70,441 for the three months ended March 31, 2020 and 2019, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	March 31,	December 31,
	2020	2019
Accrued research and development expenses	$4,243,166	$5,149,697
Accrued bonuses	1,170,981	2,677,288
Accrued consulting and other professional fees	509,299	320,935
Accrued employee benefits	549,263	351,966
Other accrued expenses	178,403	210,904
Accrued expenses	$6,651,112	$8,710,790

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

The Company identified and applied the following significant assumptions in recognizing the right-of-use asset and corresponding liability for the Lease and Lease Amendment:

•

Lease term – The lease term includes both the noncancelable period and, when applicable, cancelable option periods where failure to exercise such option would result in an economic penalty. The Company’s renewal option to extend is not reasonably certain of being exercised as of March 31, 2020.

•

Incremental borrowing rate – As the Company’s lease does not provide an implicit rate, the Company used an incremental borrowing rate, or IBR, which is the rate incurred to borrow on a collateralized basis over a term similar to the term of the lease for which the rate is estimated. The Company determined the IBR to be 8.0% based on an estimated rate that considered the Company’s credit risk in the United States for a collateralized borrowing and term similar to the Lease.

As of March 31, 2020, the weighted-average remaining lease term was 3.6 years. There were no additional operating leases entered into during the three months ended March 31, 2020.

The components of lease expense and related cash flows were as follows:

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$231,989	$231,989
Variable lease cost	161,946	91,758
Total operating lease cost	$393,935	$323,747

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$259,722	$253,387

Maturities of lease liability due under these lease agreements as of March 31, 2020 were as follows:

Operating Lease
Obligation
April 1, 2020 - December 31, 2020	$791,420
2021	1,077,420
2022	1,104,356
2023	940,842
2024	—
Thereafter	—
Total	3,914,038
Present value adjustment	(483,390)
Present value of lease payments	$3,430,648

7. Stockholders’ Equity

At-The-Market Sales Facility

On September 28, 2017, the Company entered into an at-the-market sales agreement (the September 2017 Sales Agreement) with Cowen and Company, LLC to sell up to $100.0 million of the Company’s common stock registered under a shelf registration statement filed with the U.S. Securities and Exchange Commission in September 2017. As of March 31, 2020, $80.0 million remained available to be sold under the terms of the September 2017 Sales Agreement. There were no shares sold under the September 2017 Sales Agreement during the three months ended March 31, 2020 or 2019.

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

A summary of the Company’s stock option activity under the 2003 Plan for the three months ended March 31, 2020 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2019	382,337	$1.33	1.3
Options exercised	(116,046)	1.12
Options forfeited	—
Outstanding, Vested and Exercisable as of March 31, 2020	266,291	1.43	1.2	$228

As of March 31, 2020, outstanding options under the 2003 Plan were fully expensed and all shares underlying outstanding options were fully vested. Total intrinsic value of the options exercised during the three months ended March 31, 2020 and 2019  was $459,098  and $129,250, respectively, and total cash received for options exercised was $129,972 and $12,320 during the three months ended March 31, 2020 and 2019, respectively.

2013 Equity Incentive Plan

The Company’s board of directors adopted, and its stockholders approved, its 2013 Equity Incentive Plan (the 2013 Plan) effective on January 9, 2014. The 2013 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to its employees, including officers, consultants and directors. The 2013 Plan also provides for the grant of performance cash awards to the Company’s employees, consultants and directors. Unless otherwise stated in a stock option agreement, 25% of the shares subject to an option grant will typically vest upon the first anniversary of the vesting start date, with the balance of the shares vesting in a series of thirty-six successive equal monthly installments as of the first day of each month measured from the first anniversary of the vesting start date. Upon termination of employment by reasons other than death, cause, or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant.

Authorized Shares

The maximum number of shares of common stock that initially could be issued under the 2013 Plan was    1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited or repurchased by the Company. The number of shares of common stock reserved for issuance under the 2013 Plan automatically increases on January 1 of each year until January 1, 2023, by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000 shares. As of January 1, 2020, the number of shares of common stock that may be issued under the 2013 Plan was automatically increased by 1,304,007 shares, representing 3% of the total number of shares of common stock outstanding on December 31, 2019, increasing the number of shares of common stock available for issuance under the 2013 Plan to 6,466,823 shares.

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

A summary of the Company’s stock option activity under the 2013 Plan for the three months ended March 31, 2020 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2019	4,399,606	$10.43	6.8
Options granted	1,334,700	4.64
Options exercised	—	—
Options forfeited	(26,065)	9.11
Outstanding as of March 31, 2020	5,708,241	9.08	7.3	$-
Vested or expected to vest as of March 31, 2020	5,708,241	9.08	7.3	$-
Exercisable as of March 31, 2020	3,032,134	9.44	5.7	$-

The weighted-average fair value of the options granted during the three months ended March 31, 2020 and 2019 was $3.35 per share and $7.00 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Expected term	6.25 years	6.25 years
Expected volatility	84.30%	71.34%
Risk-free interest rate	1.59%	2.62%
Expected dividend yield	0%	0%

As of March 31, 2020, there was $14,046,917 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 1.9 years. There were no options exercised under the 2013 Plan during the three months ended March 31, 2020. Total intrinsic value of the options exercised during the three months ended March 31, 2019 was $23,176 and total cash received for options exercised was $18,234 during three months ended March 31, 2019. The total fair value of shares underlying options which vested in the three months ended March 31, 2020 and 2019 was $2,618,307 and $2,724,218, respectively.

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. As of March 31, 2020, there was $1,049,391 of total unrecognized compensation expense associated with outstanding RSU grants that will be recognized over a weighted-average period of approximately 1.5 years.

The following is a summary of RSU activity under the 2013 Plan for the three months ended March 31, 2020:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2019	324,550	$4.53
Granted	—
Forfeited	(7,870)	4.53
Vested	—
Unvested at March 31, 2020	316,680	4.53

Inducement Plan

In January 2020, the Company’s board of directors adopted the GlycoMimetics, Inc. Inducement Plan (the Inducement Plan). The Inducement Plan provides for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other forms of stock awards to individuals not previously an employee or director of the Company as an inducement for such individuals to join the Company. Unless otherwise stated in an applicable stock option agreement, one-fourth of the shares subject to an option grant under the Inducement Plan will typically vest upon the first anniversary of the vesting start date, with the balance of the shares vesting in a series of thirty-six successive equal monthly installments as of the first day of each month measured from the first anniversary of the vesting start date, subject to the new employee’s continued service with the Company through the applicable vesting dates. Upon termination of employment by reasons other than death, cause or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant. There were 500,000 shares of common stock reserved under the Inducement Plan at its adoption date.  There were no shares of common stock issued under the Inducement Plan during the three months ended March 31, 2020.

Stock-based compensation expense was classified on the statements of operations as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Research and development expense	$736,030	$507,822
General and administrative expense	1,086,118	874,621
Total stock-based compensation expense	$1,822,148	$1,382,443

8. Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2020 and 2019. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at March 31, 2020 and December 31, 2019.

9. License and Collaboration Agreements

In January 2020, the Company entered into a collaboration and license agreement (the Agreement) with Apollomics (Hong Kong), Limited (Apollomics) for the development, manufacture and commercialization of products derived from two of the Company’s compounds, GMI-1271 and GMI-1687 (the Products) for therapeutic and prophylactic uses (the Field) in China, Taiwan, Hong Kong and Macau (the Territory). Under the terms of the Agreement, the Company granted Apollomics:

•

an exclusive license, with the right to sublicense, to develop, manufacture and have manufactured, distribute, market, promote, sell, have sold, offer for sale, import, label, package and otherwise the Products in the Field in the Territory; and

•	a non-exclusive license to conduct preclinical research with respect to Products in the Field outside of the Territory for the purposes of developing such Products for use in the Territory.

Additionally, the Company and Apollomics agreed to enter into a manufacturing and supply agreement pursuant to which the Company will manufacture and supply the Products at agreed upon prices. Apollomics has the option to begin manufacture of the Products after appropriate material transfer requirements are met. There were no Products delivered to Apollomics during the three months ended March 31, 2020.

The Company evaluated the agreement under the provisions of ASC 606 and identified two performance obligations under this revenue arrangement, the (i) delivery of functional licenses and (ii) manufacture and supply of the Products. The initial transaction price consists of a $9.0 million non-refundable up-front payment which was allocated to the delivered functional licenses and recognized in full as revenue in the first quarter of 2020 given that the performance obligation was satisfied upon inception. The Agreement contains various forms of variable consideration, including (i) up to $75.0 million in development milestones based on achievement of certain clinical and regulatory events, (ii) up to $105.0 million of sales-based commercial milestones based on achievement of certain annual net sales targets, (iii) sales-based royalties at specified percentages of net sales ranging from the high single digits to 15%, and (iv) manufacture and supply of clinical and commercial Products. The Company has fully constrained the development milestone consideration using the most likely amount method and will recognize that revenue when it is probable that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. The Company will recognize revenue related to the sales-based commercial and royalty milestones and royalties at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied), as they were determined to relate predominantly to the licenses granted to Apollomics and, therefore, have been excluded from the transaction price. Lastly, the Company has determined that the consideration for the manufacturing and supply  is all variable and is fully constrained. Variable consideration allocated to manufacturing and supply will be recognized at a point in time when the Product is delivered and when the title to the Product is transferred to the customer pursuant to the agreement. The Company reassesses the transaction price in each reporting period and upon the occurrence of a change in circumstances or final resolution of any particular event.

10.  Subsequent Events

COVID-19

In March 2020, the World Health Organization declared the novel coronavirus disease 2019, or COVID-19, outbreak a pandemic. In order to mitigate the spread of COVID-19, governments have imposed unprecedented restrictions on business operations, travel and gatherings, resulting in a global economic downturn and other adverse economic and societal impacts. The COVID-19 pandemic has also overwhelmed or otherwise led to changes in the operations of many healthcare facilities.

The impact of the COVID-19 pandemic on the Company’s business and financial performance is uncertain and depends on various factors, including the scope and duration of the pandemic, government restrictions and other actions, including relief measures, implemented to address the impact of the pandemic, and resulting impacts on the financial markets and overall economy. The Company is unable to determine the extent of the impact of the pandemic on its operations and financial condition going forward. These developments are highly uncertain and unpredictable, and may materially adversely affect the Company’s financial position and results of operations.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020.

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

The recent imposition of “lockdown,”  “social distancing” and “shelter in place” directives by state and federal governments in the United States as well as governments in other regions of the world in response to the COVID-19 pandemic, including in locations in which our Phase 3 clinical trial of uproleselan is being conducted, has resulted in slowed clinical site initiation, patient recruitment and enrollment rates in April 2020.  We cannot at this time fully assess whether these slower rates reflect a long- or short-term change that could potentially materially adversely impact the timing of completion of enrollment of our Phase 3 clinical trial. We continue to closely monitor the COVID-19 situation and any potential impact to our planned activities.

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

As a potential life-cycle extension to uproleselan, we have rationally designed an innovative antagonist of E-selectin, GMI-1687, that could be suitable for subcutaneous administration. When given by subcutaneous injection in animal models, GMI-1687 has been observed to have equivalent activity to uproleselan, but at an approximately 1,000-fold lower dose. We believe that GMI-1687 could be developed to broaden the clinical usefulness of an E-selectin antagonist to conditions where outpatient treatment is preferred or required. We are currently conducting preclinical studies with GMI-1687 to support our planned submission of an investigational new drug application, or IND, to the FDA.

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

We previously developed another glycomimetic drug candidate, rivipansel, a pan-selectin antagonist for the potential treatment of vaso-occlusive crisis, a debilitating and painful condition that occurs periodically throughout the life of a person with sickle cell disease, or SCD.  Rivipansel received fast track designation from the FDA as well as orphan drug designation from the FDA in the United States and from the European Medicines Agency, or EMA, in the European Union.  We entered into an exclusive license agreement with Pfizer Inc., or the Pfizer Agreement, for Pfizer to further develop, obtain regulatory approval and potentially commercialize rivipansel worldwide. Pfizer conducted a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of rivipansel in patients aged six and older with SCD who were hospitalized for a vaso-occlusive crisis and required treatment with intravenous opioids. The clinical trial did not meet its primary or key secondary efficacy endpoints, and Pfizer has terminated the Pfizer Agreement. The IND for rivipansel has been transferred back to us, and we are currently evaluating what, if any, next steps to take with respect to the rivipansel program after reviewing the Phase 3 data more completely.

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

Since inception, we have incurred significant operating losses. We had an accumulated deficit of $266.1 million as of March 31, 2020, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•

initiate and conduct our planned clinical trials of uproleselan, GMI-1359 and GMI-1687, including fulfilling our funding and supply commitments related to the clinical trial of uproleselan being conducted in collaboration with NCI;

•	conduct NDA-enabling activities related to manufacture, toxicology and clinical pharmacology for our product candidates;
•	manufacture additional uproleselan drug supplies for validation and prepare for commercialization;
•	seek to discover and develop additional drug candidates;
•	seek regulatory approvals for any drug candidates that successfully complete clinical trials;
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

To fund further operations, we will need to raise capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, potentially including the use of our at-the-market sales facility with Cowen, or through collaborations or partnerships with other companies, such as our recent collaboration with Apollomics. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. For example, the current global COVID-19 pandemic presents material uncertainty and its disruption of the capital markets may have a material adverse impact on our ability to raise additional capital if we decided to do so. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents will be sufficient to fund our operations into 2022. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

COVID-19 Business Update

With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business.  While we are experiencing limited financial impacts at this time beyond the delays in recruitment in our ongoing uproleselan Phase 3 clinical trial, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, our workforce transitioned to working remotely in accordance with federal and state declarations.  We are currently preparing plans to reopen our office to allow employees to return to the office based on a phased approach that is consistent with federal and state guidelines, with a focus on employee safety and optimal work environment.

Our Collaboration and License Agreements

Apollomics

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

Pfizer

In October 2011, we entered into the Pfizer Agreement, under which we granted Pfizer an exclusive worldwide license to develop and commercialize products containing rivipansel for all fields and uses. Pfizer was required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize rivipansel for SCD in the United States. On August 2, 2019, Pfizer announced that its pivotal Phase 3 clinical trial to evaluate the efficacy and safety of rivipansel in patients aged six and older with SCD who were hospitalized for a vaso-occlusive crisis and required treatment with intravenous opioids did not meet its primary or key secondary efficacy endpoints. On February 5, 2020, Pfizer delivered notice to us of its termination of the Pfizer Agreement, which termination was effective as of April 5, 2020. Following the effective date of the termination of the Pfizer Agreement, we retain all rights to the potential future development and commercialization of rivipansel. We did not earn any revenue or receive any payments from Pfizer during the three months ended March 31, 2020 or 2019 and will not be eligible to receive any future payments from Pfizer following the termination of the Pfizer Agreement.

University of Basel

We entered into a research services agreement, or the Research Agreement, with the University of Basel, or the University, for biological evaluation of selectin antagonists. While the scope of work under the Research Agreement ended in 2017, certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, we owed the University 10% of any milestone and royalty payments received from Pfizer with respect to rivipansel. There were no payments due to the University for the three months ended March 31, 2020 or 2019, and as a result of the termination of the Pfizer Agreement, we do not expect to make any future payments to the University.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. There have not been any material changes to our critical accounting policies since December 31, 2019.

Components of Operating Results

Revenue

To date, we have not generated any revenue from the sale of our drug candidates and do not expect to generate any revenue from the sale of drugs in the near future. Substantially all of our historical revenue has consisted of upfront and milestone payments under the agreements with Pfizer and Apollomics.

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

The duration, costs and timing of clinical trials and development of our drug candidates will depend on a variety of factors that include:

•	per patient trial costs;
•	the number of patients that participate in the trials;
•	the number of sites included in the trials;
•	the countries in which the trial is conducted;
•	the length of time required to enroll eligible patients, which we expect to be lengthened as a result of the ongoing COVID-19 pandemic;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up; and
•	the safety and efficacy profile of the drug candidate.

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

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

The following table sets forth our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2020	2019	Change
Revenue	$9,000	$—	$9,000
Costs and expenses:
Research and development expense	12,668	11,773	895
General and administrative expense	4,440	3,360	1,080
Total costs and expenses	17,108	15,133	1,975
Loss from operations	(8,108)	(15,133)	7,025
Interest income	445	1,049	(604)
Net loss and comprehensive loss	$(7,663)	$(14,084)	$6,421

Revenue

We recognized $9.0 million in revenue during the three months ended March 31, 2020 from the Apollomics Agreement for the development and commercialization of uproleselan and GMI-1687 in Greater China. There was no revenue recognized during the three months ended March 31, 2019.

Research and Development Expense

The following table summarizes our research and development expense by functional area for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2020	2019	Change
Clinical development	$5,023	$2,607	$2,416
Manufacturing and formulation	3,137	5,244	(2,107)
Contract research services, consulting and other costs	568	594	(26)
Laboratory costs	574	502	72
Personnel-related	2,630	2,318	312
Stock-based compensation	736	508	228
Research and development expense	$12,668	$11,773	$895

The following table summarizes our research and development expense by drug candidate for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2020	2019	Change
Uproleselan	$8,161	$7,874	$287
GMI-1359	104	166	(62)
Other research and development	1,037	907	130
Personnel-related and stock-based compensation	3,366	2,826	540
Research and development expense	$12,668	$11,773	$895

Research and development expense increased by $895,000, or 8%, to $12.7 million for the quarter ended March 31, 2020 from $11.8 million for the quarter ended March 31, 2019. Clinical development expenses increased by $2.4 million, primarily as a result of increased clinical costs related to our ongoing global Phase 3 clinical trial of uproleselan in individuals with relapsed/refractory AML and the Phase 2/3 clinical trial being conducted by the NCI, which opened for enrollment in early 2019. Personnel-related and stock-based compensation expenses increased due to annual performance adjustments processed in the quarter ended March 31, 2020. These increases were offset in part by a $2.1 million decrease in manufacturing and formulation due to lower raw material costs in the first quarter ended March 31, 2020 as compared to the first quarter ended March 31, 2019.

General and Administrative Expense

The following table summarizes the components of our general and administrative expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2020	2019	Change
Personnel-related	$1,607	$1,134	$473
Stock-based compensation	1,086	875	211
Legal, consulting and other professional expenses	1,508	1,135	373
Other	239	216	23
General and administrative expense	$4,440	$3,360	$1,080

General and administrative expense increased for the three months ended March 31, 2020 by $1.1 million, or 32%, compared to the first quarter ended March 31, 2019 primarily due to an increase in personnel-related costs and professional fees including legal, patent and consulting expenses. Personnel-related expenses increased due to additional general and administrative headcount and annual salary adjustments awarded in the first quarter of 2020. Patent, legal fees,  consulting and other professional expenses including director and officer’s insurance premiums, increased by $373,000 for the quarter ended March 31, 2020 as compared to March 31, 2019.

Interest Income

Interest income decreased by $604,000 to $445,000 for the quarter ended March 31, 2020 from $1.0 million for the quarter ended March 31, 2019, due to lower average cash balances and lower interest rates on those balances.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations primarily through public offerings and private placements of our capital stock, including sales agreements with Cowen, and upfront and milestone payments from our license and collaboration agreements. As of March 31, 2020, we had $154.8 million in cash and cash equivalents.

In September 2017, we entered into a new at-the-market sales agreement with Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen acting as our sales agent. During the year ended December 31, 2017, we sold an aggregate of 1,600,000 shares of our common stock under the at-the-market facility for net proceeds of $19.3 million. There were no sales under this agreement during the three months ended March 31, 2020 and 2019. As of March 31, 2020, we have the ability to sell up to $80.0 million of common stock under the at-the-market sales agreement with Cowen.

We entered into a collaboration and license agreement with Apollomics in January 2020 and are potentially eligible to earn milestone payments and royalties under that agreement. In January 2020, Apollomics made an upfront payment to the Company of $9.0 million. Our ability to earn the milestone and royalty payments and their timing will be dependent upon the outcome of Apollomics’ activities and is uncertain at this time.

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

A change in the outcome of any of these variables with respect to the development of any of our drug candidates would significantly change the costs and timing associated with the development of that drug candidate. Because our drug candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements, including our existing license agreement with Apollomics. Except for Apollomics’ conditional obligations to make milestone and royalty payments to us under our license agreement, we do not have any committed external source of liquidity.

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

The recent imposition of “lockdown,” “social distancing” and “shelter in place” directives by state and federal governments in the United States as well as governments in other regions of the world in response to the COVID-19 pandemic has resulted in slowed clinical site initiation, patient recruitment and enrollment rates in April 2020 in our Phase 3 clinical trial of uproleselan. We cannot at this time determine whether these slower rates reflect a long- or short-term change that could potentially materially adversely impact our cash available to fund our continuing operations or the timing of completion of enrollment of our Phase 3 clinical trial. We continue to closely monitor the COVID-19 situation and any potential impact to our planned activities.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. As discussed above, at this time we can not accurately predict changes in our cash used in operating activities or the timing of completion of enrollment in our Phase 3 clinical trial of uproleselan due to the COVID-19 pandemic. We are continuing to assess and monitor the COVID-19 situation and the potential impact to our clinical trial plans and expectations as a result of delayed site initiations and patient recruitment and enrollment.  As we continue to gather data regarding our clinical trial activities, we expect to be in a position to assess the need, if any, to change our previous guidance.

Cash Flows

The following is a summary of our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(3,500)	$(14,348)
Investing activities	(8)	(40)
Financing activities	130	31
Net change in cash and cash equivalents	$(3,378)	$(14,357)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 and 2019 was primarily the result of ongoing costs associated with our uproleselan clinical development programs which includes significant costs for project support, investigator site start-up costs and patient enrollment fees as well as clinical manufacturing costs.  These cash expenses were offset by non-cash expenses for stock-based compensation, lease expense and depreciation, and for the three months ended March 31, 2020, the upfront payment of $9.0 million received from Apollomics.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 and 2019 was for computer, office and laboratory equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 and 2019 consisted of proceeds from stock option exercises.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2020, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $154.8 million and $158.2 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

ITEM 4.      CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except as set forth below, our risk factors as of the date of this quarterly report on Form 10‑Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 28, 2020.

Our business could be adversely affected by the effects of health epidemics or pandemics—including the recent COVID-19 outbreak—in regions where we or third parties on whom we rely have significant manufacturing facilities, clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in Maryland, which is currently subject to a stay-at-home order issued by the Governor of the State of Maryland, and at our clinical trial sites in the United States and Europe, as well as the business or operations of our collaborators, CROs or other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics or pandemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party collaborators, manufacturers and CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and several European countries.  In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, a state of emergency and catastrophic health emergency related to the spread of COVID‑19 was declared for the State of Maryland on March 5, 2020, including Rockville, Maryland where our headquarters are located. In March and April 2020, the Governor of Maryland renewed the emergency declarations and issued aggressive proclamations and orders to reduce the spread of the disease including a stay-at-home order that, among other things (i) ordered all persons living in the state to stay at their places of residence subject to limited exceptions for essential activities, (ii) prohibited gatherings of greater than 10 people, and (iii) closed certain non-essential businesses, organizations and facilities other than with respect to specified permissible minimal operations. The order and interpretive guidance from the State exempts certain individuals needed to maintain continuity of operations businesses identified as being part of a critical infrastructure sector designated by the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency.  The initial stay-at-home order took effect on March 30, 2020 and will continue for an indefinite period of time.

In response to these public health directives and orders, we have implemented a work-from-home policy for our employees. The effects of the executive order, the stay-at-home order and our work-from-home policy may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place, stay-at-home, executive and similar government orders—or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur—related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.  For example, any manufacturing supply interruption of uproleselan, which is currently manufactured at facilities in Switzerland and China, could adversely affect our ability to conduct ongoing and future clinical trials of uproleselan.

In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 outbreak may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

Identifying potential drug candidates and conducting preclinical testing and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we or any current or future collaborators may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from the sale of drugs that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. For example, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

If we or our collaborators experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

As described in this report, we are currently conducting a Phase 3 clinical trial of our drug candidate uproleselan, for which we currently expect to complete enrollment in the second half of 2021. However, the timing for completion of enrollment in this and other clinical trials could be delayed for a number of reasons. For example, we have already begun to experience delays in recruitment for this trial as a result of “shelter in place,” “social distancing” and “stay at home” initiatives in the United States and other countries in which our trial is conducted as a result of the ongoing COVID-19 pandemic. As the situation continues to evolve on a daily basis, it is impossible for us to assess whether these delays in recruitment will be ongoing in the short- or long-term. In addition, we or our collaborators may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because our drug candidates are intended to treat patients with orphan diseases such as AML and osteosarcoma, our or our collaborators’ ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same or similar indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates. Patient enrollment is also affected by other factors, including:

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including very recently in connection with the evolving COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, political, regulatory and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance.

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

Exhibit No.	Document
4.1

Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑191567), filed with the Commission on October 31, 2013).

10.1^

Collaboration and License Agreement, dated January 2, 2020, by and between the Registrant and Apollomics (Hong Kong) Limited (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on February 28, 2020).

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

^Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.

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

GLYCOMIMETICS, INC.

Date: May 1, 2020	By:	/s/ Brian M. Hahn
Brian M. Hahn
Chief Financial Officer and Senior Vice President
(On behalf of the Registrant and as Principal Financial Officer)