Form 10-Q
period 2020-06-30
GLYCOMIMETICS INC
filed 2020-07-31
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large Accelerated Filer ☐           Accelerated Filer ☒Smaller Reporting Company ☒

Non-accelerated Filer   ☐     Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 30, 2020 was 47,724,731.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLYCOMIMETICS, INC.

Balance Sheets

	June 30,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$149,844,590	$158,201,441
Prepaid expenses and other current assets	3,513,405	4,326,322
Total current assets	153,357,995	162,527,763
Property and equipment, net	708,159	822,920
Prepaid research and development expenses	1,560,607	1,560,607
Deposits	52,320	52,320
Operating lease right-of-use asset	2,673,656	3,006,069
Total assets	$158,352,737	$167,969,679
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$1,371,308	$1,435,660
Accrued expenses	7,479,793	8,710,790
Operating lease liabilities	850,188	804,126
Total current liabilities	9,701,289	10,950,576
Noncurrent accrued expenses	515,144	—
Noncurrent operating lease liabilities	2,383,808	2,818,516
Total liabilities	12,600,241	13,769,092
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 46,714,698 shares issued and outstanding at June 30, 2020; 43,466,933 shares issued and outstanding at December 31, 2019	46,713	43,465
Additional paid-in capital	425,890,066	412,599,772
Accumulated deficit	(280,184,283)	(258,442,650)
Total stockholders’ equity	145,752,496	154,200,587
Total liabilities and stockholders’ equity	$158,352,737	$167,969,679

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$—	$—	$9,000,000	$—

Costs and expenses:
Research and development expense	9,870,813	13,065,359	22,539,073	24,838,025
General and administrative expense	4,234,917	3,750,610	8,674,677	7,111,058
Total costs and expenses	14,105,730	16,815,969	31,213,750	31,949,083
Loss from operations	(14,105,730)	(16,815,969)	(22,213,750)	(31,949,083)
Interest income	26,701	986,154	472,117	2,035,371
Net loss and comprehensive loss	$(14,079,029)	$(15,829,815)	$(21,741,633)	$(29,913,712)
Basic and diluted net loss per common share	$(0.32)	$(0.37)	$(0.50)	$(0.69)
Basic and diluted weighted-average number of common shares	43,801,251	43,183,010	43,688,420	43,174,989

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Stockholders’ Equity

	Six Months Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	43,466,933	$43,465	$412,599,772	$(258,442,650)	$154,200,587
Issuance of common stock, net of issuance costs	3,126,709	3,127	9,571,010	—	9,574,137
Exercise of options	121,056	121	135,462	—	135,583
Stock-based compensation	—	—	3,583,822	—	3,583,822
Net loss	—	—	—	(21,741,633)	(21,741,633)
Balance at June 30, 2020	46,714,698	$46,713	$425,890,066	$(280,184,283)	$145,752,496

	Six Months Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	43,160,751	$43,159	$405,972,075	$(200,550,739)	$205,464,495
Exercise of options	32,439	33	106,288	—	106,321
Stock-based compensation	—	—	2,901,839	—	2,901,839
Net loss	—	—	—	(29,913,712)	(29,913,712)
Balance at June 30, 2019	43,193,190	$43,192	$408,980,202	$(230,464,451)	$178,558,943

	Three Months Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2020	43,582,979	$43,581	$414,551,776	$(266,105,254)	$148,490,103
Issuance of common stock, net of issuance costs	3,126,709	3,127	9,571,010	—	9,574,137
Exercise of options	5,010	5	5,607	—	5,612
Stock-based compensation	—	—	1,761,673	—	1,761,673
Net loss	—	—	—	(14,079,029)	(14,079,029)
Balance at June 30, 2020	46,714,698	$46,713	$425,890,066	$(280,184,283)	$145,752,496

	Three Months Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2019	43,180,169	$43,179	$407,385,052	$(214,634,636)	$192,793,595
Exercise of options	13,021	13	75,755	—	75,768
Stock-based compensation	—	—	1,519,395	—	1,519,395
Net loss	—	—	—	(15,829,815)	(15,829,815)
Balance at June 30, 2019	43,193,190	$43,192	$408,980,202	$(230,464,451)	$178,558,943

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(21,741,633)	$(29,913,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	135,872	141,631
Non-cash lease expense	332,413	302,843
Stock-based compensation expense	3,583,822	2,901,839
Changes in assets and liabilities:
Prepaid expenses and other current assets	812,917	(34,547)
Accounts payable	(70,944)	363,167
Accrued expenses	(1,230,997)	844,026
Noncurrent accrued expenses	515,144	—
Operating lease liabilities	(388,646)	(347,744)
Net cash used in operating activities	(18,052,052)	(25,742,497)

Investing activities
Purchases of property and equipment	(14,519)	(114,305)
Net cash used in investing activities	(14,519)	(114,305)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	9,574,137	—
Proceeds from exercise of stock options	135,583	106,321
Net cash provided by financing activities	9,709,720	106,321
Net change in cash and cash equivalents	(8,356,851)	(25,750,481)
Cash and cash equivalents, beginning of period	158,201,441	209,917,595
Cash and cash equivalents, end of period	$149,844,590	$184,167,114

Non-cash investing and financing activities
Property acquisition costs included in accounts payable	$6,592	$—

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

Unaudited Financial Statements

The accompanying balance sheet as of June 30, 2020, statements of operations and comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2019 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2020 and its results of operations and changes in its stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and its cash flows for the six months ended June 30, 2020 and 2019. The December 31, 2019 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2020 and 2019 are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of June 30, 2020 and December 31, 2019. The carrying value of cash held in money market funds of $147.8 million and $156.2 million as of June 30, 2020 and December 31, 2019, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

The Company enters into licensing agreements which are within the scope of Topic 606, under which it licenses certain of its drug candidates’ rights to third parties. The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of the licensed product, if and when earned. See Note 9 for additional information regarding a license agreement entered into during the six months ended June 30, 2020.

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

Manufacturing and Supply: The promises under the Company’s agreements may include clinical and commercial manufacturing products to be provided by the Company to the counterparty. The services are generally determined to be distinct from the other promises or performance obligations identified in the arrangement. The Company recognizes the transaction price allocated to these services as revenue at a point in time when transfer of control of the related products to the customer occurs.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average common shares outstanding, as they would be anti-dilutive:

	Three and Six Months Ended June 30,
	2020	2019
Stock options and restricted stock units	6,429,701	5,073,149

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and six months ended June 30, 2020 and 2019, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

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

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	June 30,	December 31,
	2020	2019
Prepaid research and development expenses	$3,105,222	$3,838,835
Other prepaid expenses	358,821	301,534
Other receivables	49,362	185,953
Prepaid expenses and other current assets	$3,513,405	$4,326,322

4. Property and Equipment

Property and equipment, net consists of the following:

	June 30,	December 31,
	2020	2019
Furniture and fixtures	$345,712	$345,712
Laboratory equipment	1,417,952	1,409,526
Office equipment	16,755	11,085
Computer equipment	309,024	302,009
Leasehold improvements	616,133	616,133
Property and equipment	2,705,576	2,684,465
Less accumulated depreciation	(1,997,417)	(1,861,545)
Property and equipment, net	$708,159	$822,920

Depreciation expense was $67,681 and $71,191 for the three months ended June 30, 2020 and 2019, respectively, and $135,872 and $141,631 for the six months ended June 30, 2020 and 2019, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	June 30,	December 31,
	2020	2019
Accrued research and development expenses	$4,241,613	$5,149,697
Accrued bonuses	2,035,080	2,677,288
Accrued consulting and other professional fees	354,465	320,935
Accrued employee benefits	694,718	351,966
Other accrued expenses	153,917	210,904
Accrued expenses	$7,479,793	$8,710,790

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

The Company identified and applied the following significant assumptions in recognizing the right-of-use asset and corresponding liability for the Lease and Lease Amendment:

●	Lease term – The lease term includes both the noncancelable period and, when applicable, cancelable option periods where failure to exercise such option would result in an economic penalty. The Company’s renewal option to extend is not reasonably certain of being exercised as of June 30, 2020.

●	Incremental borrowing rate – As the Company’s lease does not provide an implicit rate, the Company used an incremental borrowing rate, or IBR, which is the rate incurred to borrow on a collateralized basis over a term similar to the term of the lease for which the rate is estimated. The Company determined the IBR to be 8.0% based on an estimated rate that considered the Company’s credit risk in the United States for a collateralized borrowing and term similar to the Lease.

As of June 30, 2020, the weighted-average remaining lease term was 3.3 years. There were no additional operating leases entered into during the six months ended June 30, 2020.

The components of lease expense and related cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$231,989	$232,036	$463,979	$464,026
Variable lease cost	144,009	84,723	305,955	176,481
Total operating lease cost	$375,998	$316,759	$769,934	$640,507

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$260,489	$255,493	$520,211	$508,880

Maturities of lease liability due under these lease agreements as of June 30, 2020 were as follows:

Operating Lease
Obligation
July 1, 2020 - December 31, 2020	$530,979
2021	1,077,420
2022	1,104,356
2023	940,793
2024	—
Thereafter	—
Total	3,653,548
Present value adjustment	(419,552)
Present value of lease payments	$3,233,996

7. Stockholders’ Equity

At-The-Market Sales Facility

On September 28, 2017, the Company entered into an at-the-market sales agreement (the September 2017 Sales Agreement) with Cowen and Company, LLC to sell up to $100.0 million of the Company’s common stock registered under a shelf registration statement filed with the U.S. Securities and Exchange Commission in September 2017. During the quarter ended June 30, 2020, the Company issued and sold 3,126,709 shares of common stock under the at-the-market sales agreement. The shares were sold at a weighted average price per share of $3.16, for aggregate net proceeds of $9.6 million, after deducting commissions and offering expenses. There were no shares sold under the September 2017 Sales Agreement during the six months ended June 30, 2019. As of June 30, 2020, $70.1 million remained available to be sold under the terms of the September 2017 Sales Agreement. The shelf registration statement under which the shares to be sold under the September 2017 Sales Agreement are registered expires on October 6, 2020.

Subsequent to June 30, 2020, the Company has issued and sold an additional 1,010,033 shares of common stock under the September 2017 Sales Agreement at a weighted average price per share of $4.65, for aggregate net proceeds of $4.6 million, after deducting commissions and offering expenses.

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

A summary of the Company’s stock option activity under the 2003 Plan for the six months ended June 30, 2020 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2019	382,337	$1.33	1.3
Options exercised	(121,056)	1.12
Options forfeited	—	—
Outstanding, Vested and Exercisable as of June 30, 2020	261,281	1.43	1.0	$608

As of June 30, 2020, outstanding options under the 2003 Plan were fully expensed and all shares underlying outstanding options were fully vested. Total intrinsic value of the options exercised during the six months ended June 30, 2020 and 2019 was $468,458 and $129,250, respectively, and total cash received for options exercised was $135,583 and $12,320 during the six months ended June 30, 2020 and 2019, respectively.

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

A summary of the Company’s stock option activity under the 2013 Plan for the six months ended June 30, 2020 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2019	4,399,606	$10.43	6.8
Options granted	1,473,100	4.49
Options exercised	—	—
Options forfeited	(57,054)	9.33
Outstanding as of June 30, 2020	5,815,652	8.93	7.1	$101
Vested or expected to vest as of June 30, 2020	5,815,652	8.93	7.1	$101
Exercisable as of June 30, 2020	3,318,444	9.69	5.7	$—

As of June 30, 2020, there was $12,644,390 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 2.5 years. There were no options exercised under the 2013 Plan during the six months ended June 30, 2020. Total intrinsic value of the options exercised during the six months ended June 30, 2019 was $97,429 and total cash received for options exercised was $94,001 during the six months ended June 30, 2019. The total fair value of shares underlying options which vested in the six months ended June 30, 2020 and 2019 was $5,014,602 and $4,395,888, respectively.

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. As of June 30, 2020, there was $858,158 of total unrecognized compensation expense associated with outstanding RSU grants that will be recognized over a weighted-average period of approximately 1.2 years.

The following is a summary of RSU activity under the 2013 Plan for the six months ended June 30, 2020:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2019	324,550	$4.53
Granted	—	—
Forfeited	(12,382)	4.53
Vested	—	—
Unvested at June 30, 2020	312,168	4.53

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

A summary of the Company’s stock option activity under the Inducement Plan for the six months ended June 30, 2020 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2019	—	$—	—
Options granted	40,600	2.06
Options exercised	—	—
Options forfeited	—	—
Outstanding as of June 30, 2020	40,600	2.06	9.8	$69
Vested or expected to vest as of June 30, 2020	40,600	2.06	9.8	$69
Exercisable as of June 30, 2020	—	—	—	$—

As of June 30, 2020, there was $56,002 of total unrecognized compensation expense related to unvested options under the Inducement Plan that will be recognized over a weighted-average period of approximately 3.8 years. There were no options vested or exercised under the Inducement Plan during the six months ended June 30, 2020.

The weighted-average fair value of the options granted during the six months ended June 30, 2020 and 2019 was $3.19 per share and $7.20 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Six Months Ended June 30,
	2020	2019
Expected term	6.25 years	6.25 years
Expected volatility	84.39%	71.14%
Risk-free interest rate	1.45%	2.55%
Expected dividend yield	0%	0%

Stock-based compensation expense was classified on the statements of operations as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expense	$747,006	$578,843	$1,483,037	$1,086,665
General and administrative expense	1,014,667	940,552	2,100,785	1,815,174
Total stock-based compensation expense	$1,761,673	$1,519,395	$3,583,822	$2,901,839

8. Income Taxes

The Company has not recorded any tax provision or benefit for the six months ended June 30, 2020 and 2019. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at June 30, 2020 and December 31, 2019.

9. License and Collaboration Agreements

In January 2020, the Company entered into a collaboration and license agreement (the Agreement) with Apollomics (Hong Kong), Limited (Apollomics) for the development, manufacture and commercialization of products derived from two of the Company’s compounds, GMI-1271 and GMI-1687 (the Products) for therapeutic and prophylactic uses (the Field) in China, Taiwan, Hong Kong and Macau (the Territory). Under the terms of the Agreement, the Company granted Apollomics:

●	an exclusive license, with the right to sublicense, to develop, manufacture and have manufactured, distribute, market, promote, sell, have sold, offer for sale, import, label, package and otherwise the Products in the Field in the Territory; and
●	a non-exclusive license to conduct preclinical research with respect to Products in the Field outside of the Territory for the purposes of developing such Products for use in the Territory.

Additionally, the Company and Apollomics entered into a manufacturing and supply agreement pursuant to which the Company will manufacture and supply the Products at agreed upon prices. Apollomics has the option to begin manufacture of the Products after appropriate material transfer requirements are met. There were no Products delivered to Apollomics during the six months ended June 30, 2020.

The Company evaluated the Agreement under the provisions of ASC 606 and identified two performance obligations under this revenue arrangement: the (i) delivery of functional licenses and (ii) manufacture and supply of the Products. The initial transaction price consists of a $9.0 million non-refundable up-front payment which was allocated to the delivered functional licenses and recognized in full as revenue in the first quarter of 2020 given that the performance obligation was satisfied upon inception. The Agreement contains various forms of variable consideration, including (i) up to $75.0 million in development milestones based on achievement of certain clinical and regulatory events, (ii) up to $105.0 million of sales-based commercial milestones based on achievement of certain annual net sales targets, (iii) sales-

based royalties at specified percentages of net sales ranging from the high single digits to 15%, and (iv) manufacture and supply of clinical and commercial Products. The Company has fully constrained the development milestone consideration using the most likely amount method and will recognize that revenue when it is probable that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. The Company will recognize revenue related to the sales-based commercial and royalty milestones and royalties at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied), as they were determined to relate predominantly to the licenses granted to Apollomics and, therefore, have been excluded from the transaction price. Lastly, the Company has determined that the consideration for the manufacturing and supply is all variable and is fully constrained. Variable consideration allocated to manufacturing and supply will be recognized at a point in time when the Product is delivered and when the title to the Product is transferred to the customer pursuant to the agreement. The Company reassesses the transaction price in each reporting period and upon the occurrence of a change in circumstances or final resolution of any particular event.

10. Risks and Uncertainties

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

The impact of the COVID-19 pandemic on the Company’s business and financial performance is uncertain and depends on various factors, including the scope and duration of the pandemic, government restrictions and other actions, including relief measures, implemented to address the impact of the pandemic, and resulting impacts on the financial markets and overall economy. The imposition of “lockdown,” “social distancing” and “shelter in place” directives by state and federal governments in the United States as well as governments in other regions of the world in response to the COVID-19 pandemic, including in locations in which our Phase 3 clinical trial of uproleselan is being conducted, resulted in slowed clinical site initiation, patient recruitment and enrollment rates in April 2020. Enrollment rates more recently showed an encouraging upward trend. However, the COVID-19 infection rates continue to rise, especially in the United States, which could negatively effect enrollment going forward. The Company is unable to determine the extent of the impact of the pandemic on its operations and financial condition going forward. These developments are highly uncertain and unpredictable, and may materially adversely affect the Company’s financial position and results of operations. The Company continues to closely monitor the COVID-19 situation and any potential impact to our planned activities.

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

We previously developed another glycomimetic drug candidate, rivipansel, a pan-selectin antagonist for the potential treatment of vaso-occlusive crisis, or VOC, a debilitating and painful condition that occurs periodically throughout the life of a person with sickle cell disease, or SCD. Rivipansel received fast track designation from the FDA as well as orphan drug designation from the FDA in the United States and from the European Medicines Agency, or EMA, in the European Union. We entered into an exclusive license agreement with Pfizer Inc., or the Pfizer Agreement, for Pfizer to further develop, obtain regulatory approval and potentially commercialize rivipansel worldwide. Pfizer conducted a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of rivipansel in patients aged six and older with SCD who were hospitalized for VOC and required treatment with intravenous opioids. The clinical trial did not meet its primary or key secondary efficacy endpoints. Pfizer terminated the Pfizer Agreement effective as of April 2020, resulting in the transfer of development and commercialization rights, including the investigational new drug (IND) application for rivipansel, back to us.

In June 2020, the Foundation for Sickle Cell Disease Research, or FSCDR, released an abstract that presented new data from a post hoc analysis of the Phase 3 clinical trial data set. The abstract showed that patients experiencing acute VOC requiring hospitalization who were treated with rivipansel within approximately 26 hours of the onset of pain in their crisis experienced a statistically significant improvement in the primary efficacy endpoint of time to readiness for discharge. Specifically, the analysis showed a median improvement in time to readiness for discharge compared to placebo of 56.3 hours (p=0.03, 0.58 HR). The abstract has been accepted for a poster presentation at the September 2020 meeting of the FSCDR. We intend to discuss this and other data with the FDA to determine possible next steps, if any, for this program in acute VOC.

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

Since inception, we have incurred significant operating losses. We had an accumulated deficit of $280.2 million as of June 30, 2020, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

●	initiate and conduct our planned clinical trials of uproleselan, GMI-1359 and GMI-1687, including fulfilling our funding and supply commitments related to the clinical trial of uproleselan being conducted in collaboration with NCI;

●	conduct NDA-enabling activities related to manufacture, toxicology and clinical pharmacology for our product candidates;
●	manufacture additional uproleselan drug supplies for validation and prepare for commercialization;
●	seek to discover and develop additional drug candidates;
●	seek regulatory approvals for any drug candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, regulatory and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

To fund further operations, we will need to raise capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, potentially including the use of our at-the-market sales facility with Cowen, or through collaborations or partnerships with other companies, such as our recent collaboration with Apollomics. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. For example, the current global COVID-19 pandemic presents material uncertainty and its disruption of the capital markets may have a material adverse impact on our ability to raise additional capital if we decide to do so. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents will be sufficient to fund our operations into 2022. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Impact of COVID-19 on Our Business

The imposition of “lockdown,” “social distancing” and “shelter in place” directives by state and federal governments in the United States as well as governments in other regions of the world in response to the COVID-19 pandemic, including in locations in which our Phase 3 clinical trial of uproleselan is being conducted, resulted in slowed clinical site initiation, patient recruitment and enrollment rates in April 2020. Enrollment rates more recently showed an encouraging upward trend. However, the COVID-19 infection rates continue to rise, especially in the United States, which could negatively effect enrollment going forward. We cannot at this time fully assess the effect of the COVID-19 pandemic on our continued enrollment and whether the pandemic would potentially materially adversely impact the timing of completion of enrollment of our Phase 3 clinical trial. We continue to closely monitor the COVID-19 situation and any potential impact to our planned activities.

We have also implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. While to date we have experienced limited impacts beyond the earlier delays in recruitment in our ongoing uproleselan Phase 3 clinical trial, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, our workforce transitioned to working remotely in accordance with federal and state declarations. We are currently preparing plans to reopen our office to allow employees to return to the office based on a phased approach that is consistent with federal and state guidelines, with a focus on employee safety and optimal work environment.

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

Pfizer

In October 2011, we entered into the Pfizer Agreement, under which we granted Pfizer an exclusive worldwide license to develop and commercialize products containing rivipansel for all fields and uses. Pfizer was required to use commercially reasonable efforts, at its expense, to develop, obtain regulatory approval for and commercialize rivipansel for SCD in the United States. On August 2, 2019, Pfizer announced that its pivotal Phase 3 clinical trial to evaluate the efficacy and safety of rivipansel in patients aged six and older with SCD who were hospitalized for a vaso-occlusive crisis and required treatment with intravenous opioids did not meet its primary or key secondary efficacy endpoints. Pfizer terminated the Pfizer Agreement, effective as of April 5, 2020, and we now hold all rights to the potential future development and commercialization of rivipansel. We did not earn any revenue or receive any payments from Pfizer during the six months ended June 30, 2020 or 2019 and will not be eligible to receive any future payments from Pfizer following the termination of the Pfizer Agreement.

University of Basel

We entered into a research services agreement, or the Research Agreement, with the University of Basel, or the University, for biological evaluation of selectin antagonists. While the scope of work under the Research Agreement ended in 2017, certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, we owed the University 10% of any milestone and royalty payments received from Pfizer with respect to rivipansel. There were no payments due to the University for the six months ended June 30, 2020 or 2019, and as a result of the termination of the Pfizer Agreement, we do not expect to make any future payments to the University.

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

The duration, costs and timing of clinical trials and development of our drug candidates will depend on a variety of factors that include:

●	per patient trial costs;
●	the number of patients that participate in the trials;
●	the number of sites included in the trials;
●	the countries in which the trial is conducted;
●	the length of time required to enroll eligible patients, which could be lengthened as a result of the ongoing COVID-19 pandemic; the number of doses that patients receive;
●	the drop-out or discontinuation rates of patients;
●	potential additional safety monitoring or other studies requested by regulatory agencies;

●	the duration of patient follow-up; and
●	the safety and efficacy profile of the drug candidate.

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

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

The following tables set forth our results of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Period-to-Period
(in thousands)	2020	2019	Change
Revenue	$—	$—	$—
Costs and expenses:
Research and development expense	9,871	13,065	(3,194)
General and administrative expense	4,235	3,751	484
Total costs and expenses	14,106	16,816	(2,710)
Loss from operations	(14,106)	(16,816)	2,710
Interest income	27	986	(959)
Net loss and comprehensive loss	$(14,079)	$(15,830)	$1,751

	Six Months Ended June 30,		Period-to-Period
(in thousands)	2020	2019	Change
Revenue	$9,000	$—	$9,000
Costs and expenses:
Research and development expense	22,539	24,838	(2,299)
General and administrative expense	8,675	7,111	1,564
Total costs and expenses	31,214	31,949	(735)
Loss from operations	(22,214)	(31,949)	9,735
Interest income	472	2,035	(1,563)
Net loss and comprehensive loss	$(21,742)	$(29,914)	$8,172

Revenue

We recognized $9.0 million in revenue during the six months ended June 30, 2020 from the Apollomics Agreement for the development and commercialization of uproleselan and GMI-1687 in Greater China. There was no revenue recognized during the six months ended June 30, 2019.

Research and Development Expense

The following tables summarize our research and development expense by functional area for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Period-to-Period
(in thousands)	2020	2019	Change
Clinical development	$3,578	$2,512	$1,066
Manufacturing and formulation	2,089	6,033	(3,944)
Contract research services, consulting and other costs	440	848	(408)
Laboratory costs	436	498	(62)
Personnel-related	2,581	2,595	(14)
Stock-based compensation	747	579	168
Research and development expense	$9,871	$13,065	$(3,194)

	Six Months Ended June 30,		Period-to-Period
(in thousands)	2020	2019	Change
Clinical development	$8,601	$5,119	$3,482
Manufacturing and formulation	5,226	11,276	(6,050)
Contract research services, consulting and other costs	1,007	1,442	(435)
Laboratory costs	1,010	1,000	10
Personnel-related	5,212	4,914	298
Stock-based compensation	1,483	1,087	396
Research and development expense	$22,539	$24,838	$(2,299)

The following tables summarize our research and development expense by drug candidate for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Period-to-Period
(in thousands)	2020	2019	Change
Uproleselan	$5,708	$8,870	$(3,162)
GMI-1359	69	71	(2)
Other research and development	766	950	(184)
Personnel-related and stock-based compensation	3,328	3,174	154
Research and development expense	$9,871	$13,065	$(3,194)

	Six Months Ended June 30,		Period-to-Period
(in thousands)	2020	2019	Change
Uproleselan	13,869	$16,744	$(2,875)
GMI-1359	173	237	(64)
Other research and development	1,802	1,857	(55)
Personnel-related and stock-based compensation	6,695	6,000	695
Research and development expense	$22,539	$24,838	$(2,299)

During the three and six months ended June 30, 2020, our research and development expense decreased by $3.2 million, or 24%, and $2.3 million, or 9%, respectively, compared to the same periods in 2019. Manufacturing and formulation decreased by $3.9 million and $6.0 million in the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, due to lower raw material costs. These decreases were offset by increases in clinical development expense in the three and six months ended June 30, 2020 as compared to prior periods. The higher clinical expenses were as a result of the increased enrollment in the ongoing global Phase 3 clinical trial of uproleselan in individuals with relapsed/refractory AML and the Phase 2/3 clinical trial being conducted by the NCI. Contract research services, consulting and other costs were lower in 2020 as research activities were affected at outside universities and travel by research and development personnel was largely eliminated due to the COVID-19 pandemic.

General and Administrative Expense

The following tables summarize the components of our general and administrative expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Period-to-Period
(in thousands)	2020	2019	Change
Personnel-related	$1,602	$1,115	$487
Stock-based compensation	1,015	941	74
Legal, consulting and other professional expenses	1,471	1,490	(19)
Other	147	205	(58)
General and administrative expense	$4,235	$3,751	$484

1
	Six Months Ended June 30,		Period-to-Period
(in thousands)	2020	2019	Change
Personnel-related	$3,209	$2,249	$960
Stock-based compensation	2,101	1,815	286
Legal, consulting and other professional expenses	2,979	2,626	353
Other	386	421	(35)
General and administrative expense	$8,675	$7,111	$1,564

During the three and six months ended June 30, 2020, our general and administrative expense increased by $484,000, or 13%, and $1.6 million, or 22%, respectively, compared to the same periods in 2019. Personnel-related expenses increased due to additional general and administrative headcount, annual salary adjustments awarded in the first quarter of 2020 and retention bonuses. For the six months ended June 30, 2020, patent, legal fees, consulting and other professional expenses, including director and officer’s insurance premiums, increased by $353,000 as compared to the six months ended June 30, 2019. There was minimal change in legal, consulting and other professional fees for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Other expenses decreased for both the three and six months ended June 30, 2020 due to lower travel, meals and conference registration expenses as a result of the travel restrictions due to the COVID-19 pandemic.

Interest Income

During the three and six months ended June 30, 2020 interest income decreased by $959,000, or 97%, and $1.6 million, or 77%, respectively, compared to the same periods in 2019, due to lower average cash balances and lower interest rates on those balances due to the market reaction to the COVID-19 pandemic.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations primarily through public offerings and private placements of our capital stock, including sales agreements with Cowen, and upfront and milestone payments from our license and collaboration agreements. As of June 30, 2020, we had $149.8 million in cash and cash equivalents.

In September 2017, we entered into a new at-the-market sales agreement with Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen acting as our sales agent. During the year ended December 31, 2017, we sold an aggregate of 1,600,000 shares of our common stock under the at-the-market facility for net proceeds of $19.3 million. During the three months ended June 30, 2020, we sold 3,126,709 shares of common stock under the at-the-market sales agreement. The shares were sold at a weighted average price per share of $3.16, for aggregate net proceeds of $9.6 million, after deducting commissions and offering expenses. There were no shares sold under the September 2017 Sales Agreement during the year ended December 31, 2019. As of June 30, 2020, $70.1 million remained available to be sold under the terms of the September 2017 Sales Agreement. The shelf registration statement under which the shares to be sold under the September 2017 Sales Agreement are registered expires on October 6, 2020.

Subsequent to June 30, 2020, we sold an additional 1,010,033 shares of common stock under the September 2017 Sales Agreement at a weighted average price per share of $4.65, for aggregate net proceeds of $4.5 million, after deducting commissions and offering expenses.

We entered into a collaboration and license agreement with Apollomics in January 2020 and are potentially eligible to earn milestone payments and royalties under that agreement. In January 2020, Apollomics made an upfront payment to us of $9.0 million. Our ability to earn the milestone and royalty payments and their timing will be dependent upon the outcome of Apollomics’ activities and is uncertain at this time.

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

The successful development of any of our drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of uproleselan or our other drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from uproleselan or our other drug candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

●	successful enrollment in, and completion of, clinical trials;

●	receipt of marketing approvals from applicable regulatory authorities;

●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for drug candidates;

●	launching commercial sales of drugs, if and when approved, whether alone or in collaboration with others; and

●	obtaining and maintaining healthcare coverage and adequate reimbursement.

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

Cash Flows

The following is a summary of our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(18,052)	$(25,742)
Investing activities	(15)	(114)
Financing activities	9,710	106
Net change in cash and cash equivalents	$(8,357)	$(25,750)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 and 2019 was primarily the result of ongoing costs associated with our uproleselan clinical development programs which includes significant costs for project support, investigator site start-up costs and patient enrollment fees as well as clinical manufacturing costs. These cash expenses were offset by non-cash expenses for stock-based compensation, lease expense and depreciation, and for the six months ended June 30, 2020, the upfront payment of $9.0 million received from Apollomics.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 and 2019 was for computer, office and laboratory equipment.

Financing Activities

Net cash provided by financing activities of $9.7 million during the six months ended June 30, 2020 consisted of the net proceeds received from our from our at-the-market facility with Cowen of $9.6 million and $136,000 in proceeds from stock option exercises. Net cash provided by financing activities for the six months ended June 30, 2019 consisted solely of proceeds from stock option exercises.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2020, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $149.8 million and $158.2 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except as set forth below, our risk factors as of the date of this quarterly report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 28, 2020.

Our business could be adversely affected by the effects of health epidemics or pandemics—including the recent COVID-19 outbreak—in regions where we or third parties on whom we rely have significant manufacturing facilities, clinical trial sites or other business operations.

Our business could be adversely affected by health epidemics or pandemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party collaborators, manufacturers and CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and several European countries.  In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, a state of emergency and catastrophic health emergency related to the spread of COVID-19 was declared for the State of Maryland on March 5, 2020, including Rockville, Maryland where our headquarters are located. In March and April 2020, the Governor of Maryland renewed the emergency declarations and issued aggressive proclamations and orders to reduce the spread of the disease, including a stay-at-home order.  Although the initial stay-at-home order has been superseded, Maryland continues to be under a state of emergency and catastrophic health emergency, with significant restrictions imposed on business activity.

In response to these public health directives and orders, we have implemented a work-from-home policy for our employees. The effects of our work-from-home policy may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

We believe that our cash and cash equivalents as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into 2022. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our drug candidates, including our ongoing and planned clinical trials of uproleselan, GMI-1359 and GMI-1687;
●	the number and development requirements of other drug candidates that we may pursue;
●	the costs, timing and outcome of regulatory review of our drug candidates;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our drug candidates for which we receive marketing approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or in-license other drug candidates and technologies.

Identifying potential drug candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we or any current or future collaborators may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from the sale of drugs that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. For example, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

If we or our collaborators experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

As described in this report, we are currently conducting a Phase 3 clinical trial of our drug candidate uproleselan, for which we currently expect to complete enrollment in the second half of 2021. However, the timing for completion of enrollment in this and other clinical trials could be delayed for a number of reasons. For example, we have already begun to experience delays in recruitment for this trial as a result of “social distancing” initiatives in the United States and other countries in which our trial is conducted as a result of the ongoing COVID-19 pandemic. As the situation continues to evolve on a daily basis, it is impossible for us to assess whether these delays in recruitment will be ongoing in the short- or long-term. In addition, we or our collaborators may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because our drug candidates are intended to treat patients with orphan diseases such as AML and osteosarcoma, our or our collaborators’ ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same or similar indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates. Patient enrollment is also affected by other factors, including:

●	the severity of the disease or condition under investigation;
●	the eligibility criteria for the trial;
●	the perceived risks and benefits of the drug candidate;
●	the availability of drugs approved to treat the disease or condition under investigation;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment; and
●	the proximity and availability of clinical trial sites for prospective patients.

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

Since our IPO in January 2014, our stock price has been volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	announcements relating to development, regulatory approvals or commercialization of our drug candidates;
●	actual or anticipated variations in our operating results;
●	changes in financial estimates by us or by any securities analysts who might cover our stock;
●	conditions or trends in our industry;
●	changes in laws or other regulatory actions affecting us or our industry, such as drug pricing and reimbursement;
●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	capital commitments;
●	investors’ general perception of our company and our business;
●	disputes concerning our intellectual property or other proprietary rights;
●	recruitment or departure of key personnel; and
●	sales of our common stock, including sales by our directors and officers or specific stockholders.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including very recently in connection with the evolving COVID-19 pandemic, which has resulted in volatile stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, political, regulatory and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance.

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

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

GLYCOMIMETICS, INC.

Date: July 31, 2020	By:	/s/ Brian M. Hahn
Brian M. Hahn
Chief Financial Officer and Senior Vice President
(On behalf of the Registrant and as Principal Financial Officer)