Form 10-Q
period 2020-09-30
GLYCOMIMETICS INC
filed 2020-11-06
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on November 4, 2020 was 47,828,831.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLYCOMIMETICS, INC.

Balance Sheets

	September 30,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$142,870,347	$158,201,441
Prepaid expenses and other current assets	2,772,793	4,326,322
Total current assets	145,643,140	162,527,763
Property and equipment, net	661,541	822,920
Prepaid research and development expenses	1,560,607	1,560,607
Deposits	52,320	52,320
Operating lease right-of-use asset	2,501,565	3,006,069
Total assets	$150,419,173	$167,969,679
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$1,073,610	$1,435,660
Accrued expenses	7,870,587	8,710,790
Operating lease liabilities	874,158	804,126
Total current liabilities	9,818,355	10,950,576
Noncurrent accrued expenses	180,117	—
Noncurrent operating lease liabilities	2,154,973	2,818,516
Total liabilities	12,153,445	13,769,092
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 47,828,831 shares issued and outstanding at September 30, 2020; 43,466,933 shares issued and outstanding at December 31, 2019	47,829	43,465
Additional paid-in capital	432,124,717	412,599,772
Accumulated deficit	(293,906,818)	(258,442,650)
Total stockholders’ equity	138,265,728	154,200,587
Total liabilities and stockholders’ equity	$150,419,173	$167,969,679

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$1,000,000	$—	$10,000,000	$—

Costs and expenses:
Research and development expense	10,669,767	10,724,178	33,208,840	35,562,202
General and administrative expense	4,057,530	3,380,932	12,732,207	10,491,991
Total costs and expenses	14,727,297	14,105,110	45,941,047	46,054,193
Loss from operations	(13,727,297)	(14,105,110)	(35,941,047)	(46,054,193)
Interest income	4,762	853,228	476,879	2,888,599
Net loss and comprehensive loss	$(13,722,535)	$(13,251,882)	$(35,464,168)	$(43,165,594)
Basic and diluted net loss per common share	$(0.29)	$(0.31)	$(0.79)	$(1.00)
Basic and diluted weighted-average number of common shares	47,511,818	43,295,397	44,962,886	43,215,125

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Stockholders’ Equity

	Nine Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	43,466,933	$43,465	$412,599,772	$(258,442,650)	$154,200,587
Issuance of common stock, net of issuance costs	4,136,742	4,139	14,115,414	—	14,119,553
Exercise of options and vesting of restricted stock units	225,156	225	135,358	—	135,583
Stock-based compensation	—	—	5,274,173	—	5,274,173
Net loss	—	—	—	(35,464,168)	(35,464,168)
Balance at September 30, 2020	47,828,831	$47,829	$432,124,717	$(293,906,818)	$138,265,728

	Nine Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	43,160,751	$43,159	$405,972,075	$(200,550,739)	$205,464,495
Exercise of options	199,198	199	292,892	—	293,091
Stock-based compensation	—	—	4,488,985	—	4,488,985
Net loss	—	—	—	(43,165,594)	(43,165,594)
Balance at September 30, 2019	43,359,949	$43,358	$410,753,952	$(243,716,333)	$167,080,977

	Three Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2020	46,714,698	$46,713	$425,890,066	$(280,184,283)	$145,752,496
Issuance of common stock, net of issuance costs	1,010,033	1,012	4,544,404	—	4,545,416
Exercise of options and vesting of restricted stock units	104,100	104	(104)	—	—
Stock-based compensation	—	—	1,690,351	—	1,690,351
Net loss	—	—	—	(13,722,535)	(13,722,535)
Balance at September 30, 2020	47,828,831	$47,829	$432,124,717	$(293,906,818)	$138,265,728

	Three Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2019	43,193,190	$43,192	$408,980,202	$(230,464,451)	$178,558,943
Exercise of options	166,759	166	186,603	—	186,769
Stock-based compensation	—	—	1,587,147	—	1,587,147
Net loss	—	—	—	(13,251,882)	(13,251,882)
Balance at September 30, 2019	43,359,949	$43,358	$410,753,952	$(243,716,333)	$167,080,977

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(35,464,168)	$(43,165,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	202,399	211,391
Non-cash lease expense	504,504	459,599
Stock-based compensation expense	5,274,173	4,488,985
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,553,529	(1,642,917)
Accounts payable	(362,050)	(1,256,031)
Accrued expenses	(850,891)	2,244,062
Noncurrent accrued expenses	180,117	—
Operating lease liabilities	(593,511)	(530,818)
Net cash used in operating activities	(29,555,898)	(39,191,323)

Investing activities
Purchases of property and equipment	(30,332)	(132,571)
Net cash used in investing activities	(30,332)	(132,571)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	14,119,553	—
Proceeds from exercise of stock options	135,583	293,091
Net cash provided by financing activities	14,255,136	293,091
Net change in cash and cash equivalents	(15,331,094)	(39,030,803)
Cash and cash equivalents, beginning of period	158,201,441	209,917,595
Cash and cash equivalents, end of period	$142,870,347	$170,886,792

Non-cash investing and financing activities
Property acquisition costs included in accrued expenses	$10,688	$—

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

Unaudited Financial Statements

The accompanying balance sheet as of September 30, 2020, statements of operations and comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2019 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2020 and its results of operations and changes in its stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and its cash flows for the nine months ended September 30, 2020 and 2019. The December 31, 2019 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended

September 30, 2020 and 2019 are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of September 30, 2020 and December 31, 2019. The carrying value of cash held in money market funds of $140.9 million and $156.2 million as of September 30, 2020 and December 31, 2019, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

The Company enters into licensing agreements which are within the scope of Topic 606, under which it licenses certain of its drug candidates’ rights to third parties. The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of the licensed product, if and when earned. See Note 9 for additional information regarding a license agreement entered into during the nine months ended September 30, 2020.

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

Accruals for Clinical Trial Expenses

Clinical trial costs primarily consist of expenses incurred under agreements with contract research organizations (CROs), investigative sites, laboratory testing expenses, data management and consultants that conduct the Company's clinical trials. Clinical trial expenses are a significant component of research and development expenses, and the Company outsources a significant portion of these clinical trial activities to third parties. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, estimated project duration and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the balance sheets as a prepaid asset or accrued expenses. These third-party agreements are generally cancellable, and related costs are recorded as research and development expenses as incurred. Except for payments made in advance of services, clinical trial costs are expensed as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, management assessments include: (i) an evaluation by the project manager of the work that has been completed during the period; (ii) measurement of progress prepared internally and/or provided by the third-party service provider; (iii) analyses of data that justify the progress; and (iv) the Company’s judgment. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made. The Company’s historical clinical accrual estimates have not been materially different from the actual costs. Clinical trial accruals that are due longer than one year are classified as noncurrent accrued expenses.

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

The following potentially dilutive securities outstanding, during the three and nine months ended September 30, 2020 and 2019, have been excluded from the computation of diluted weighted-average common shares outstanding, as they would be anti-dilutive:

	2020	2019
Stock options and restricted stock units	6,374,566	5,241,838

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2020 and 2019, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

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

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	September 30,	December 31,
	2020	2019
Prepaid research and development expenses	$2,464,441	$3,838,835
Other prepaid expenses	306,680	301,534
Other receivables	1,672	185,953
Prepaid expenses and other current assets	$2,772,793	$4,326,322

4. Property and Equipment

Property and equipment, net consists of the following:

	September 30,	December 31,
	2020	2019
Furniture and fixtures	$345,712	$345,712
Laboratory equipment	1,421,035	1,409,526
Office equipment	16,755	11,085
Computer equipment	325,850	302,009
Leasehold improvements	616,133	616,133
Property and equipment	2,725,485	2,684,465
Less accumulated depreciation	(2,063,944)	(1,861,545)
Property and equipment, net	$661,541	$822,920

Depreciation expense was $66,527 and $70,782 for the three months ended September 30, 2020 and 2019, respectively, and $202,399 and $211,391 for the nine months ended September 30, 2020 and 2019, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	September 30,	December 31,
	2020	2019
Accrued research and development expenses	$4,151,902	$5,149,697
Accrued bonuses	2,348,091	2,677,288
Accrued consulting and other professional fees	348,798	320,935
Accrued employee benefits	760,824	351,966
Other accrued expenses	260,972	210,904
Accrued expenses	$7,870,587	$8,710,790

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

The Company identified and applied the following significant assumptions in recognizing the right-of-use asset and corresponding liability for the Lease and Lease Amendment:

●	Lease term – The lease term includes both the noncancelable period and, when applicable, cancelable option periods where failure to exercise such option would result in an economic penalty. The Company’s renewal option to extend was not reasonably certain of being exercised as of September 30, 2020.

●	Incremental borrowing rate – As the Company’s lease does not provide an implicit rate, the Company used an incremental borrowing rate, or IBR, which is the rate incurred to borrow on a collateralized basis over a term similar to the term of the lease for which the rate is estimated. The Company determined the IBR to be 8.0% based on an estimated rate that considered the Company’s credit risk in the United States for a collateralized borrowing and term similar to the Lease.

As of September 30, 2020, the weighted-average remaining lease term was 3.1 years. There were no additional operating leases entered into during the nine months ended September 30, 2020.

The components of lease expense and related cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$231,989	$231,989	$695,968	$695,968
Variable lease cost	144,009	148,353	449,964	324,834
Total operating lease cost	$375,998	$380,342	$1,145,932	$1,020,802

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$264,764	$259,014	$784,975	$767,894

Maturities of lease liability due under these lease agreements as of September 30, 2020 were as follows:

Operating Lease
Obligation
October 1, 2020 - December 31, 2020	$266,215
2021	1,077,420
2022	1,104,356
2023	940,890
2024	—
Thereafter	—
Total	3,388,881
Present value adjustment	(359,750)
Present value of lease payments	$3,029,131

7. Stockholders’ Equity

At-The-Market Sales Facility

On September 28, 2017, the Company entered into an at-the-market sales agreement (the 2017 Sales Agreement) with Cowen and Company, LLC (Cowen) to sell up to $100.0 million of the Company’s common stock registered under a shelf registration statement filed with the U.S. Securities and Exchange Commission in September 2017. During the nine months ended September 30, 2020, the Company issued and sold 4,136,742 shares of common stock under the 2017 Sales Agreement at a weighted average price per share of $3.52, for aggregate net proceeds of $14.1 million, after deducting commissions and offering expenses. There were no shares sold under the 2017 Sales Agreement during the years ended December 31, 2018 or 2019. The shelf registration statement under which the shares that could be sold under the 2017 Sales Agreement were registered expired on October 6, 2020.

On October 7, 2020, the Company filed a prospectus supplement to a shelf registration statement that it filed in May 2019 and entered into a new at-the-market sales agreement (the 2020 Sales Agreement) with Cowen. Under the 2020 Sales Agreement, the Company may sell up to $100.0 million of the Company’s common stock registered under the shelf registration statement that was filed in May 2019.  The 2020 Sales Agreement replaces the 2017 Sales Agreement between the Company and Cowen, and the $100.0 million that may be sold under the 2020 Sales Agreement excludes any amounts that were sold under the 2017 Sales Agreement. As of the date of this report, there have been no shares of Common Stock sold under the 2020 Sales Agreement.

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

A summary of the Company’s stock option activity under the 2003 Plan for the nine months ended September 30, 2020 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2019	382,337	$1.33	1.3
Options exercised	(121,056)	1.12
Options forfeited	—	—
Outstanding, Vested and Exercisable as of September 30, 2020	261,281	1.43	0.7	$428

As of September 30, 2020, outstanding options under the 2003 Plan were fully expensed and all shares underlying outstanding options were fully vested. Total intrinsic value of the options exercised during the nine months ended September 30, 2020 and 2019 was $468,458 and $266,450, respectively, and total cash received for options exercised was $135,583 and $199,090 during the nine months ended September 30, 2020 and 2019, respectively.

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

A summary of the Company’s stock option activity under the 2013 Plan for the nine months ended September 30, 2020 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2019	4,399,606	$10.43	6.8
Options granted	1,473,100	4.49
Options exercised	—	—
Options forfeited	(68,089)	9.62
Outstanding as of September 30, 2020	5,804,617	8.93	6.9	$10
Vested or expected to vest as of September 30, 2020	5,804,617	8.93	6.9	$10
Exercisable as of September 30, 2020	3,456,330	9.79	5.5	$—

As of September 30, 2020, there was $11,141,460 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 2.4 years. There were no options exercised under the 2013 Plan during the nine months ended September 30, 2020. Total intrinsic value of the options exercised during the nine months ended September 30, 2019 was $97,429 and total cash received for options exercised was $94,001 during the nine months ended September 30, 2019. The total fair value of shares underlying options which vested in the nine months ended September 30, 2020 and 2019 was $6,169,748 and $5,296,451, respectively.

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. As of September 30, 2020, there was $679,940 of total unrecognized compensation expense associated with outstanding RSU grants that will be recognized over a weighted-average period of approximately 1.0 year.

The following is a summary of RSU activity under the 2013 Plan for the nine months ended September 30, 2020:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2019	324,550	$4.53
Granted	—	—
Forfeited	(12,382)	4.53
Vested	(104,100)	4.53
Unvested at September 30, 2020	208,068	4.53

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

A summary of the Company’s stock option activity under the Inducement Plan for the nine months ended September 30, 2020 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2019	—	$—	—
Options granted	100,600	3.09
Options exercised	—	—
Options forfeited	—	—
Outstanding as of September 30, 2020	100,600	3.09	9.7	$41
Vested or expected to vest as of September 30, 2020	100,600	3.09	9.7	$41
Exercisable as of September 30, 2020	—	—	—	$—

As of September 30, 2020, there was $208,647 of total unrecognized compensation expense related to unvested options under the Inducement Plan that will be recognized over a weighted-average period of approximately 3.8 years. There were no options vested or exercised under the Inducement Plan during the nine months ended September 30, 2020.

The weighted-average fair value of the options granted during the nine months ended September 30, 2020 and 2019 was $3.17 per share and $7.17 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Nine Months Ended September 30,
	2020	2019
Expected term	6.25 years	6.25 years
Expected volatility	84.40%	71.15%
Risk-free interest rate	1.41%	2.54%
Expected dividend yield	0%	0%

Stock-based compensation expense was classified on the statements of operations as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expense	$763,081	$610,506	$2,246,118	$1,697,171
General and administrative expense	927,270	976,641	3,028,055	2,791,814
Total stock-based compensation expense	$1,690,351	$1,587,147	$5,274,173	$4,488,985

8. Income Taxes

The Company has not recorded any tax provision or benefit for the nine months ended September 30, 2020 and 2019. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at September 30, 2020 and December 31, 2019.

9. License and Collaboration Agreements

Apollomics

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

In June 2020, the Company and Apollomics entered into a clinical supply agreement pursuant to which the Company will manufacture and supply the Products at agreed upon prices. Apollomics has the option to begin manufacture of the Products after appropriate material transfer requirements are met. There were no Products delivered to Apollomics during the nine months ended September 30, 2020.

The Company evaluated the Agreement under the provisions of ASC 606 and identified two performance obligations under this revenue arrangement: the (i) delivery of functional licenses and (ii) manufacture and supply of the Products. The initial transaction price consists of a $9.0 million non-refundable up-front payment which was allocated to the delivered functional licenses and recognized in full as revenue in the first quarter of 2020 given that the performance obligation was satisfied upon inception. The Agreement contains various forms of variable consideration, including (i)

up to $75.0 million in development milestones based on achievement of certain clinical and regulatory events, (ii) up to $105.0 million of sales-based commercial milestones based on achievement of certain annual net sales targets, (iii) sales-based royalties at specified percentages of net sales ranging from the high single digits to 15%, and (iv) manufacture and supply of clinical and commercial Products. The Company has fully constrained the development milestone consideration using the most likely amount method and will recognize that revenue when it is probable that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. In September 2020, the Company received a non-refundable $1.0 million development milestone payment upon acceptance by Chinese regulatory authorities of a Phase 3 bridging study design to support registration in China. The Company recognized this $1.0 million payment as revenue for the quarter ended September 30, 2020. The Company will recognize revenue related to the sales-based commercial and royalty milestones and royalties at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied), as they were determined to relate predominantly to the licenses granted to Apollomics and, therefore, have been excluded from the transaction price. Lastly, the Company has determined that the consideration for the manufacturing and supply is all variable and is fully constrained. Variable consideration allocated to manufacturing and supply will be recognized at a point in time when the Product is delivered and when the title to the Product is transferred to the customer pursuant to the agreement. The Company reassesses the transaction price in each reporting period and upon the occurrence of a change in circumstances or final resolution of any particular event.

Pfizer

The Company previously entered into an exclusive license agreement with Pfizer Inc. (the Pfizer Agreement), under which the Company granted Pfizer an exclusive worldwide license to develop and commercialize products containing the Company’s product candidate, rivipansel, for all fields and uses, and further agreed to refrain from commercializing products for treatment or prevention of vaso-occlusive crisis in sickle cell disease. In August 2019, Pfizer announced that its pivotal Phase 3 clinical trial of rivipansel did not meet its primary or key secondary efficacy endpoints. Pfizer terminated the Pfizer Agreement, effective as of April 5, 2020, and the Company now holds all rights to the potential future development and commercialization of rivipansel and is free to commercialize any product in sickle cell disease. The Company did not earn any revenue or receive any payments from Pfizer during the nine months ended September 30, 2020 or 2019 and will not be eligible to receive any future payments from Pfizer following the termination of the Pfizer Agreement.

In August 2020, the Company entered into a separate agreement with Pfizer with respect to certain post-termination commitments, including, among other things, Pfizer’s transfer of certain raw materials and inventory that could potentially be utilized in subsequent development or commercialization activities.  Pursuant to the terms of the agreement, Pfizer may be eligible to receive a milestone payment of $25.0 million upon achievement of specified levels of cumulative net sales of rivipansel, as well as a low single-digit royalty on net sales of the product for a period of ten years from first commercial sale.

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

The impact of the COVID-19 pandemic on the Company’s business and financial performance is uncertain and depends on various factors, including the scope and duration of the pandemic, government restrictions and other actions, including relief measures, implemented to address the impact of the pandemic, and resulting impacts on the financial markets and overall economy. The imposition of “lockdown,” “social distancing” and “shelter in place” directives by state and federal governments in the United States as well as governments in other regions of the world in response to the COVID-19 pandemic, including in locations in which its Phase 3 clinical trial of uproleselan is being conducted, resulted in slowed clinical site initiation, patient recruitment and enrollment rates early in the pandemic. Enrollment rates have returned to forecasted levels since the lockdowns. However, the COVID-19 infection rates continue to fluctuate which could negatively affect enrollment going forward. The Company is unable to determine the extent of the impact of the pandemic on its operations and financial condition going forward. These developments are highly uncertain and unpredictable, and may materially adversely affect the Company’s financial position and results of operations. The Company continues to closely monitor the COVID-19 situation and any potential impact to its planned activities.

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

Our lead glycomimetic drug candidate, uproleselan, is a specific E-selectin inhibitor that we are developing to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, a life-threatening hematologic cancer, and potentially other hematologic cancers. We completed an initial Phase 1 trial in healthy volunteers for uproleselan, and in 2017 we completed enrollment in a Phase 1/2 clinical trial in patients with either relapsed/refractory or de novo/secondary AML. In December 2018, at the annual meeting of the American Society of Hematology, or ASH, we presented clinical data from this Phase 1/2 clinical trial that showed high remission rates, improved overall survival and improved event-free survival, all compared to historical controls derived from third-party clinical trials evaluating treatment with standard chemotherapy.

In 2018, we commenced a randomized, double-blind, placebo-controlled Phase 3 pivotal clinical trial to evaluate uproleselan in individuals with relapsed/refractory AML, the design of which was based on guidance received from the U.S. Food and Drug Administration, or FDA. We intend to enroll approximately 380 adult patients with relapsed or refractory AML at centers in the United States, Canada, Europe and Australia. The primary efficacy endpoint is overall survival; importantly, the FDA has advised us that data on overall survival will not need to be censored for transplant in the primary efficacy analysis, meaning that patients who proceed to transplant will continue to be included as part of the survival analysis. All patients are being treated with standard chemotherapy of either MEC (mitoxantrone, etoposide and cytarabine) or FAI (fludarabine, cytarabine and idarubicin), with approximately one-half of the patients randomized to receive uproleselan in addition to chemotherapy. Patients receiving uproleselan are dosed for one day prior to initiation of chemotherapy, twice a day through the chemotherapy regimen, and then for two days after the end of chemotherapy, which was the same regimen as in the Phase 1/2 trial. The dose level is fixed, rather than weight-based, which we believe will simplify administration. We are offering up to three cycles of consolidation therapy for patients who achieve remission. We believe that multiple cycles of treatment in patients who respond may drive an even deeper response in patients treated with uproleselan. If this is the case, it could lengthen the duration of remission and increase the possibility for receiving a stem cell transplant with potential for additional benefit on survival. Key secondary endpoints of the Phase 3 trial include the incidence of severe mucositis and remission rate, which will be assessed in a hierarchical fashion which may provide supportive data.

Uproleselan received orphan drug designation from the FDA in 2015 for the treatment of patients with AML. In 2016, uproleselan received fast track designation from the FDA for the treatment of adult patients with relapsed or refractory AML and elderly patients aged 60 years or older with AML. In 2017, uproleselan received Breakthrough Therapy designation from the FDA for the treatment of adult patients with relapsed or refractory AML. In 2017, the European Commission, based on a favorable recommendation from the EMA Committee for Orphan Medicinal Products, granted orphan designation for uproleselan for the treatment of patients with AML. In 2018, we received a response from the EMA to our request for scientific advice with respect to our Marketing Authorization Application, or MAA, development plan. We are now conducting a global Phase 3 clinical trial and intend to pursue regulatory approval of uproleselan for the treatment of AML.

In 2018, we signed a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, part of the National Institutes of Health. Under the terms of the CRADA, we are collaborating with both the NCI and the Alliance for Clinical Trials in Oncology to conduct a Phase 2/3 randomized, controlled clinical trial testing the addition of uproleselan to a standard cytarabine/daunorubicin chemotherapy regimen (7&3) in older adults with previously untreated AML who are suitable for intensive chemotherapy. The primary endpoint is overall survival, which is defined as the time from the date of randomization to death from any cause, with a planned interim analysis based on event-free survival after the first 262 patients have been enrolled in the trial. The full trial is expected to enroll approximately 670 patients. Under the terms of the CRADA, the NCI may also fund additional research, including clinical trials involving pediatric patients with AML as well as preclinical experiments and clinical trials evaluating alternative populations and chemotherapy regimens. We will supply uproleselan as well as provide financial support to augment data analysis and monitoring for the Phase 2/3 program. The trial opened for enrollment in early 2019 and enrolled the first patient in April 2019.

As a potential life-cycle extension to uproleselan, we have rationally designed an innovative antagonist of E-selectin, GMI-1687, that could be suitable for subcutaneous administration. When given by subcutaneous injection in animal models, GMI-1687 has been observed to have equivalent activity to uproleselan, but at an approximately 1,000-fold lower dose. We believe that GMI-1687 could be developed to broaden the clinical usefulness of an E-selectin antagonist to conditions where outpatient treatment is preferred or required. In September 2020, at the virtual meeting of the Foundation for Sickle Cell Disease Research, or FSCDR, we presented an oral presentation on an abstract containing data on GMI-1687, which included data from a preclinical model showing the drug candidate’s potential as a subcutaneously administered treatment for VOC. We are currently conducting preclinical studies with GMI-1687 to support our planned submission of an investigational new drug application, or IND, to the FDA.

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

We previously developed another glycomimetic drug candidate, rivipansel, a pan-selectin antagonist for the potential treatment of vaso-occlusive crisis, or VOC, a debilitating and painful condition that occurs periodically throughout the life of a person with sickle cell disease, or SCD. Rivipansel received fast track designation from the FDA as well as orphan drug designation from the FDA in the United States and from the European Medicines Agency, or EMA, in the European Union. We entered into an exclusive license agreement with Pfizer Inc., or the Pfizer Agreement, for Pfizer to further develop, obtain regulatory approval and potentially commercialize rivipansel worldwide. Pfizer conducted a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of rivipansel in patients aged six and older with SCD who were hospitalized for VOC and required treatment with intravenous opioids. The clinical trial did not meet its primary or key secondary efficacy endpoints. Pfizer terminated the Pfizer Agreement effective as of April 2020, resulting in the transfer of development and commercialization rights, including the IND application for rivipansel, back to us. In October 2020, the FDA granted Rare Pediatric Disease designation for rivipansel for the treatment of SCD in patients 18 years old and younger. This designation recognizes the significant needs in pediatric patients.

In June 2020, the FSCDR released an abstract that presented new data from a post hoc analysis of the Phase 3 clinical trial data set. The abstract showed that patients experiencing acute VOC requiring hospitalization who were treated with rivipansel within approximately 26 hours of the onset of pain in their crisis experienced a statistically significant improvement in the primary efficacy endpoint of time to readiness for discharge. Specifically, the analysis showed a median improvement in time to readiness for discharge compared to placebo of 56.3 hours (p=0.03, 0.58 HR). The data were presented at the September 2020 meeting of the FSCDR. We are engaging with the FDA to identify what, if any, next steps to take, with a focus on determining if there is a potential streamlined path forward for this product candidate in SCD.

We commenced operations in 2003, and our operations in recent years have been focused on raising capital, developing our glycomimetics platform, identifying potential drug candidates, undertaking preclinical studies and conducting, both alone and in collaboration with third parties, clinical trials of uproleselan, GMI-1359 and rivipansel. We have financed our operations primarily through private placements of our securities, up-front and milestone payments under our license and collaboration agreements and the net proceeds from public offerings of common stock, including sales of common stock under at-the-market sales facilities with Cowen and Company LLC, or Cowen. We have no approved drugs currently available for sale, and substantially all of our revenue to date has been revenue from up-front and milestone payments under the agreements with Pfizer and Apollomics.

Since inception, we have incurred significant operating losses. We had an accumulated deficit of $293.9 million as of September 30, 2020, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

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

Impact of COVID-19 on Our Business

The imposition of “lockdown,” “social distancing” and “shelter in place” directives by state and federal governments in the United States as well as governments in other regions of the world in response to the COVID-19 pandemic, including in locations in which our Phase 3 clinical trial of uproleselan is being conducted, resulted in slowed clinical site initiation, patient recruitment and enrollment rates early in the pandemic. Enrollment rates have returned to forecasted rates since the beginning of the lockdowns. However, COVID-19 infection rates continue to fluctuate, which could negatively affect enrollment going forward. We cannot at this time fully assess the effect of the COVID-19 pandemic on our continued enrollment and whether the pandemic would potentially materially adversely impact the timing of completion of enrollment of our Phase 3 clinical trial. We continue to closely monitor the COVID-19 situation and any potential impact to our planned activities.

We have also implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. While to date we have experienced limited impacts beyond the earlier delays in recruitment in our ongoing uproleselan Phase 3 clinical trial, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, our workforce transitioned to working remotely in accordance with federal and state declarations. We have partially reopened to allow certain employees to return to the office based on a phased approach that is consistent with federal and state guidelines, with a focus on employee safety and optimal work environment.

Our Collaboration and License Agreements

Apollomics

In January 2020, we entered into an exclusive collaboration and license agreement with Apollomics (Hong Kong) Limited, or Apollomics, for the development and commercialization of uproleselan and GMI-1687 in Mainland China, Hong Kong, Macau and Taiwan, also known as Greater China. Under the terms of the agreement, Apollomics will be responsible for clinical development and commercialization in Greater China. We will also collaborate with Apollomics to advance the preclinical and clinical development of GMI-1687. We received an upfront cash payment of $9.0 million and in September 2020 received a $1.0 million development milestone payment. Subject to the terms of the agreement, will be eligible to receive potential further milestone payments totaling approximately $179.0 million, as well as tiered royalties ranging from the high single digits to 15%, as a percentage of net sales. Apollomics will be responsible for all costs related to development, regulatory approvals, and commercialization activities for uproleselan and GMI-1687 in Greater China, and we and Apollomics expect to enter into clinical and commercial supply agreements with respect to our provision of uproleselan and GMI-1687 to Apollomics. We retain all rights for both compounds in the rest of the world.

In June 2020, we entered into a clinical supply agreement with Apollomics to which we will manufacture and supply the Products at agreed upon prices. Apollomics has the option to begin manufacture of the Products after appropriate material transfer requirements are met. There were no Products delivered to Apollomics during the nine months ended September 30, 2020.

Pfizer

In October 2011, we entered into the Pfizer Agreement. In August 2019, Pfizer announced that its pivotal Phase 3 clinical trial of rivipansel did not meet its primary or key secondary efficacy endpoints. Pfizer terminated the Pfizer Agreement, effective as of April 5, 2020, and we now hold all rights to the potential future development and commercialization of rivipansel and are free to commercialize any product for treatment or prevention of VOC in sickle cell disease. We did not earn any revenue or receive any payments from Pfizer during the nine months ended September 30, 2020 or 2019 and will not be eligible to receive any future payments from Pfizer following the termination of the Pfizer Agreement.

In August 2020, we entered into a separate agreement with Pfizer with respect to certain post-termination commitments, including, among other things, Pfizer’s transfer of certain raw materials and inventory that could potentially be utilized in subsequent development or commercialization activities.  Pursuant to the terms of the agreement, Pfizer may be eligible to receive a milestone payment of $25.0 million upon achievement of specified levels of cumulative net sales of rivipansel, as well as a low single-digit royalty on net sales of the product for a period of ten years from first commercial sale.

University of Basel

We entered into a research services agreement, or the Research Agreement, with the University of Basel, or the University, for biological evaluation of selectin antagonists. While the scope of work under the Research Agreement ended in 2017, certain patents covering the rivipansel compound are subject to provisions of the Research Agreement. Under the terms of the Research Agreement, we owed the University 10% of any milestone and royalty payments received from Pfizer with respect to rivipansel. There were no payments due to the University for the nine months ended September 30, 2020 or 2019, and as a result of the termination of the Pfizer Agreement, we do not expect to make any future payments to the University.

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

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

The following tables set forth our results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2020	2019	Change
Revenue	$1,000	$—	$1,000
Costs and expenses:
Research and development expense	10,670	10,724	(54)
General and administrative expense	4,058	3,381	677
Total costs and expenses	14,728	14,105	623
Loss from operations	(13,728)	(14,105)	377
Interest income	5	853	(848)
Net loss and comprehensive loss	$(13,723)	$(13,252)	$(471)

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2020	2019	Change
Revenue	$10,000	$—	$10,000
Costs and expenses:
Research and development expense	33,209	35,562	(2,353)
General and administrative expense	12,732	10,492	2,240
Total costs and expenses	45,941	46,054	(113)
Loss from operations	(35,941)	(46,054)	10,113
Interest income	477	2,888	(2,411)
Net loss and comprehensive loss	$(35,464)	$(43,166)	$7,702

Revenue

During the three and nine months ended September 30, 2020 revenue was $1.0 million and $10.0 million, respectively, all of which was the result of payments received under the Apollomics Agreement for the development and commercialization of uproleselan and GMI-1687 in Greater China. In January 2020, we recognized $9.0 million in revenue from an upfront milestone payment, and in September 2020, we earned a $1.0 million clinical development milestone payment. There was no revenue recognized during the three or nine months ended September 30, 2019.

Research and Development Expense

The following tables summarize our research and development expense by functional area for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2020	2019	Change
Clinical development	$3,885	$3,085	$800
Manufacturing and formulation	2,160	3,454	(1,294)
Contract research services, consulting and other costs	474	568	(94)
Laboratory costs	563	576	(13)
Personnel-related	2,825	2,430	395
Stock-based compensation	763	611	152
Research and development expense	$10,670	$10,724	$(54)

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2020	2019	Change
Clinical development	$12,486	$8,204	$4,282
Manufacturing and formulation	7,387	14,730	(7,343)
Contract research services, consulting and other costs	1,480	2,011	(531)
Laboratory costs	1,573	1,576	(3)
Personnel-related	8,037	7,344	693
Stock-based compensation	2,246	1,697	549
Research and development expense	$33,209	$35,562	$(2,353)

The following tables summarize our research and development expense by drug candidate for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2020	2019	Change
Uproleselan	$6,070	$6,337	$(267)
GMI-1359	92	59	33
Other research and development	920	1,287	(367)
Personnel-related and stock-based compensation	3,588	3,041	547
Research and development expense	$10,670	$10,724	$(54)

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2020	2019	Change
Uproleselan	19,939	$23,081	$(3,142)
GMI-1359	264	296	(32)
Other research and development	2,723	3,144	(421)
Personnel-related and stock-based compensation	10,283	9,041	1,242
Research and development expense	$33,209	$35,562	$(2,353)

During the three and nine months ended September 30, 2020, our research and development expense decreased by $54,000, or 1%, and $2.4 million, or 7%, respectively, compared to the same periods in 2019. Manufacturing and formulation decreased by $1.3 million and $7.3 million in the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, due to lower raw material costs. These decreases were offset by increases in clinical development expense in the three and nine months ended September 30, 2020 as compared to prior periods. The higher clinical expenses were as a result of the increased enrollment in the ongoing global Phase 3 clinical trial of uproleselan in individuals with relapsed/refractory AML and the Phase 2/3 clinical trial being conducted by the NCI. Contract research services, consulting and other costs were lower in 2020 as research activities were affected at outside universities and travel by research and development personnel was largely eliminated due to the COVID-19 pandemic. However, in the third quarter of September 30, 2020, the contract research services at outside universities resumed some activities with the re-opening of laboratories.

General and Administrative Expense

The following tables summarize the components of our general and administrative expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Period-to-Period
(in thousands)	2020	2019	Change
Personnel-related	$1,578	$1,146	$432
Stock-based compensation	927	977	(50)
Legal, consulting and other professional expenses	1,390	1,028	362
Other	163	230	(67)
General and administrative expense	$4,058	$3,381	$677

	Nine Months Ended September 30,		Period-to-Period
(in thousands)	2020	2019	Change
Personnel-related	$4,788	$3,395	$1,393
Stock-based compensation	3,028	2,792	236
Legal, consulting and other professional expenses	4,368	3,653	715
Other	548	652	(104)
General and administrative expense	$12,732	$10,492	$2,240

During the three and nine months ended September 30, 2020, our general and administrative expense increased by $677,000, or 20%, and $2.2 million, or 21%, respectively, compared to the same periods in 2019. Personnel-related expenses increased due to additional general and administrative headcount, annual salary adjustments awarded in the first quarter of 2020 and retention bonuses. Patent, legal fees, consulting and other professional expenses increased by $362,000 and $715,000 in the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, due to a significant increase in the annual premium for the 2020 directors and officer’s insurance. Other expenses decreased for both the three and nine months ended September 30, 2020 due to lower travel, meals and conference registration expenses as a result of travel restrictions due to the COVID-19 pandemic.

Interest Income

During the three and nine months ended September 30, 2020 interest income decreased by $848,000, or 99%, and $2.4 million, or 83%, respectively, compared to the same periods in 2019, due to lower average cash balances and lower interest rates on those balances.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations primarily through public offerings and private placements of our capital stock, including sales agreements with Cowen, and upfront and milestone payments from our license and collaboration agreements. As of September 30, 2020, we had $142.9 million in cash and cash equivalents.

In September 2017, we entered into an at-the-market sales agreement with Cowen, or the 2017 Sales Agreement, under which we could offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen acting as our sales agent. The shares were registered under a shelf registration statement filed with the U.S. Securities and Exchange Commission in September 2017. During the year ended December 31, 2017, we sold an aggregate of 1,600,000 shares of our common stock under the 2017 Sales Agreement for net proceeds of $19.3 million. There were no shares sold under the 2017 Sales Agreement during the years ended December 31, 2018 or 2019. During the nine months ended September 30, 2020, we sold an additional 4,136,742 shares of common stock under the 2017 Sales Agreement at a weighted average price per share of $3.52, for aggregate net proceeds of $14.1 million, after deducting commissions and offering expenses. The shelf registration statement under which the shares that could be sold under the 2017 Sales Agreement were registered expired on October 6, 2020.

In October 2020, we filed a prospectus supplement to a shelf registration statement that we filed in May 2019 and entered into a new at-the-market sales agreement, or the 2020 Sales Agreement, with Cowen. Under the 2020 Sales Agreement, we may sell up to $100.0 million of our common stock registered under the shelf registration statement that we filed in May 2019.  The 2020 Sales Agreement replaces the 2017 Sales Agreement between us and Cowen, and the $100.0 million that may be sold under the 2020 Sales Agreement excludes any amounts that were sold under the 2017 Sales Agreement. As of the date of this report, there have been no shares of our common stock sold under the 2020 Sales Agreement.

We entered into a collaboration and license agreement with Apollomics in January 2020 and are potentially eligible to earn milestone payments and royalties under that agreement. In January 2020, Apollomics made an upfront payment to us of $9.0 million. We also received a non-refundable payment of $1.0 million in September 2020 as a clinical development milestone payment. Our ability to earn additional milestone payments and potential royalty payments and their timing will be dependent upon the outcome of Apollomics’ activities and is therefore uncertain at this time.

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

Cash Flows

The following is a summary of our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(29,556)	$(39,191)
Investing activities	(30)	(133)
Financing activities	14,255	293
Net change in cash and cash equivalents	$(15,331)	$(39,031)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 and 2019 was primarily the result of ongoing costs associated with our uproleselan clinical development programs which includes significant costs for project support, investigator site start-up costs and patient enrollment fees as well as clinical manufacturing costs. These cash expenses were offset by non-cash expenses for stock-based compensation, lease expense and depreciation, and for the nine months ended September 30, 2020, the upfront and clinical development milestone payments of $10.0 million received from Apollomics.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 was for computer, office and laboratory equipment.

Financing Activities

Net cash provided by financing activities of $14.3 million during the nine months ended September 30, 2020 consisted of the net proceeds received from our from our at-the-market facility with Cowen of $14.1 million and $136,000 in proceeds from stock option exercises. Net cash provided by financing activities for the nine months ended September 30, 2019 consisted solely of proceeds from stock option exercises.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2020, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $142.9 million and $158.2 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that our cash and cash equivalents as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into 2022. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

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

As described in this report, we are currently conducting a Phase 3 clinical trial of our drug candidate uproleselan, for which we currently expect to complete enrollment in the second half of 2021. However, the timing for completion of enrollment in this and other clinical trials could be delayed for a number of reasons. For example, we have experienced delays in recruitment for this trial early in the pandemic as a result of “social distancing” initiatives in the United States and other countries in which our trial is conducted as a result of the ongoing COVID-19 pandemic. As the situation continues to evolve on a daily basis, it is impossible for us to assess whether these delays in recruitment will be ongoing in the short- or long-term. In addition, we or our collaborators may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because our drug candidates are intended to treat patients with orphan diseases such as AML and osteosarcoma, our or our collaborators’ ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same or similar indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates. Patient enrollment is also affected by other factors, including:

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

GLYCOMIMETICS, INC.

Date: November 6, 2020	By:	/s/ Brian M. Hahn
Brian M. Hahn
Chief Financial Officer and Senior Vice President
(On behalf of the Registrant and as Principal Financial Officer)