Form 10-K
period 2020-12-31
GLYCOMIMETICS INC
filed 2021-03-02
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of June 30, 2020, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $137.8 million based on the closing price of the registrant’s Common Stock, as reported by the Nasdaq Global Market, on such date.

At February 26, 2021, 51,493,571 shares of GlycoMimetics, Inc.’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of GlycoMimetics, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our plans to develop and commercialize our glycomimetic drug candidates;
●	our and our collaborators’ ongoing and planned clinical trials for our drug candidates uproleselan and GMI-1359, including the timing of initiation of and enrollment in the trials, the timing of availability of data from the trials and the anticipated results of the trials;
●	the timing of and our ability to obtain and maintain regulatory approvals for our drug candidates;
●	the clinical utility of our drug candidates;
●	our plans with respect to the potential development of our drug candidate, rivipansel, to which we reacquired the development and commercialization rights in 2020;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our intellectual property position;
●	our ability to identify additional drug candidates with significant commercial potential that are consistent with our commercial objectives;
●	our estimates regarding future revenues, expenses and needs for additional financing; and
●	our beliefs about our capital expenditure requirements and that our capital resources will be sufficient to meet our anticipated cash requirements into the fourth quarter of 2022.

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

RISK FACTOR SUMMARY

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

Among these important risks are the following:

●	We have incurred significant losses since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.
●	Our business could be adversely affected by the effects of health epidemics or pandemics, including the ongoing COVID-19 pandemic, in regions where we or third parties on whom we rely have significant manufacturing facilities, clinical trial sites or other business operations.
●	We will need substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or potential commercialization efforts.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our drug candidates.
●	We have only two drug candidates that are in active clinical trials. All of our other drug candidates other than rivipansel are still in preclinical development. If we or our collaborators are unable to commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.
●	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.
●	If we or our collaborators experience delays or difficulties in the enrollment of patients in clinical trials, or obtaining data on the patients enrolled, our receipt of necessary regulatory approvals could be delayed or prevented.
●	If serious adverse or unacceptable side effects are identified during the development of our drug candidates, we may need to abandon or limit the development of some of our drug candidates.
●	We may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	Our success depends in part on current and future collaborations. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.
●	We expect to rely on third parties to conduct our future clinical trials for drug candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	We contract with third parties for the manufacturing of our drug candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or drugs, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	We, or our third-party manufacturers, may be unable to successfully scale-up manufacturing of our drug candidates in sufficient quality and quantity, which would delay or prevent us from conducting our ongoing and planned clinical trials and developing our drug candidates.
●	Even if any of our drug candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
●	We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.
●	If we are unable to obtain and maintain patent protection for our drug candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates may be impaired.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
●	If we or our collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize our drug candidates and our ability to generate revenue will be materially impaired.
●	Even though we have obtained orphan drug designation for several of our drug candidates, we may not be able to obtain orphan drug marketing exclusivity for these or any of our other drug candidates.
●	The FDA fast track designation and additional breakthrough therapy designation for uproleselan may not actually lead to a faster development or regulatory review or approval process.
●	Failure to obtain marketing approval in international jurisdictions would prevent our drug candidates from being marketed abroad.
●	A variety of risks associated with developing and marketing our drug candidates internationally could hurt our business.
●	Any drug candidate for which we obtain marketing approval could be subject to post-marketing restrictions or recall or withdrawal from the market, and we may therefore be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our drug candidates, when and if any of them are approved.
●	Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug candidates and affect the prices we may obtain.
●	Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.

i

PART I

ITEM  1.BUSINESS

Company Overview

We are a clinical-stage biotechnology company focused on the discovery and development of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. We are developing a pipeline of proprietary glycomimetics, which are small molecules that mimic the structure of carbohydrates involved in important biological processes, to inhibit disease-related functions of carbohydrates such as the roles they play in inflammation, cancer and infection. We believe this represents an innovative approach to drug discovery to treat a wide range of diseases. We are focusing our efforts on drug candidates for diseases that we believe will qualify for orphan drug designation.

Our proprietary glycomimetics platform is based on our expertise in carbohydrate chemistry and our understanding of the role carbohydrates play in key biological processes. Most human proteins are modified by the addition of complex carbohydrate structures to the surface of such proteins, which affects the functions of the proteins and their interactions with other molecules. Our initial research and development efforts have focused on drug candidates targeting selectins, which are proteins that serve as adhesion molecules and bind to carbohydrates that are involved in the inflammatory component and progression of a wide range of diseases, including hematologic disorders, cancer and cardiovascular disease. For example, we believe that members of the selectin family play a key role in tumor metastasis and resistance to chemotherapy. Inhibiting specific carbohydrates from binding to selectins has long been viewed as a potentially attractive approach for therapeutic intervention. The ability to successfully develop drug-like compounds that inhibit binding with selectins, known as selectin antagonists, has historically been limited by the complexities of carbohydrate chemistry. We believe our expertise in carbohydrate chemistry and our understanding of carbohydrate protein binding interactions enable us to design selectin antagonists and other glycomimetics that may inhibit the disease-related functions of certain carbohydrates in order to develop novel drug candidates to address orphan diseases with high unmet medical need.

Overview of Our Drug Candidates

Our current drug candidates are summarized below. We have retained the worldwide development and commercialization rights to each of our drug candidates, except that with respect to uproleselan and GMI-1687, we have exclusively licensed development and commercialization rights to these drug candidates to Apollomics (Hong Kong) Limited, or Apollomics, for Mainland China, Hong Kong, Macau and Taiwan, which are collectively referred to as Greater China.

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

We completed an initial Phase 1 trial in healthy volunteers for uproleselan and in 2017 we completed enrollment in a Phase 1/2 clinical trial in patients with either relapsed/refractory or de novo/secondary AML. At the 2018 annual meeting of the American Society of Hematology, or ASH, we presented final clinical data from the Phase 1/2 trial that showed high remission rates, improved overall survival and improved event-free survival, all compared to historical controls derived from third-party clinical trials evaluating treatment with standard chemotherapy. In 2018, we dosed the first patient in a Phase 3 clinical trial to evaluate uproleselan in adults with relapsed/refractory AML. We also entered into an agreement with the National Cancer Institute, or NCI, to further evaluate uproleselan in a separate clinical trial for the treatment of AML in previously untreated older adults who are eligible for intensive chemotherapy. The first patient in this Phase 2/3 NCI-sponsored trial was dosed in April 2019 and the trial is ongoing.

GMI-1359

We are also developing a drug candidate, GMI-1359, that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. Since E-selectin and CXCR4 are implicated in the retention of cancer cells in the bone and bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone and bone marrow, including solid tumors that have a propensity to metastasize to bone, such as breast and prostate cancer. We completed a Phase 1 randomized, double-blind, placebo-controlled, single-dose escalation trial of GMI-1359 in healthy volunteers. In this trial, volunteer participants received a single injection of either GMI-1359 or placebo, after which they were evaluated for safety, tolerability and pharmacokinetics, or PK. This trial was conducted at a single site in the United States. GMI-1359 was generally well tolerated in this trial, with no participants experiencing serious adverse events. In the fourth quarter of 2019, we initiated a Phase 1b trial of GMI-1359 in hormone receptor positive, or HR+, breast cancer patients whose tumors have spread to bone in the fourth quarter of 2019, and the first patient was dosed in January 2020. The trial is being conducted at Duke University and will evaluate dose escalation as well as safety, PK and pharmacodynamics, or PD, markers of biologic activity in these patients. In January 2020, the FDA granted GMI-1359 Orphan Drug designation and Rare Pediatric Disease designation for the treatment of osteosarcoma, a rare cancer affecting approximately 900 adolescents each year in the United States.

Rivipansel

We previously developed a glycomimetic drug candidate, rivipansel, a pan-selectin antagonist for the potential treatment of vaso-occlusive crisis, or VOC. Rivipansel received fast track designation from the FDA as well as Orphan Drug designation from the FDA in the United States and from the European Medicines Agency, or EMA, in the European Union. In 2011, we entered into an exclusive license agreement with Pfizer Inc., or the Pfizer Agreement, for Pfizer to further develop, obtain regulatory approval and potentially commercialize rivipansel worldwide. Pfizer conducted a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of rivipansel in patients aged six and older with sickle cell disease, or SCD who were hospitalized for VOC and required treatment with intravenous opioids. The clinical trial did not meet its primary or key secondary efficacy endpoints. Pfizer terminated the Pfizer Agreement effective as of April 2020, resulting in the transfer of worldwide development and commercialization rights, including the IND application for rivipansel, back to the Company.

In June 2020, the Foundation for Sickle Cell Disease Research, or FSCDR, released an abstract that presented new data from a post hoc analysis of the Phase 3 clinical trial data set. The abstract showed that patients experiencing acute VOC requiring hospitalization who were treated with rivipansel within approximately 26 hours of the onset of pain in their crisis experienced a statistically significant improvement in the primary efficacy endpoint of time to readiness for discharge. Specifically, the analysis showed a median improvement in time to readiness for discharge compared to placebo of 56.3 hours (p=0.03, 0.58 HR). The data were presented at the September 2020 meeting of the FSCDR. Additionally, in December 2020, additional data on key secondary endpoints from the Phase 3 clinical trial as well as new data from the Open Label Extension (OLE) trial of rivipansel, designed to evaluate real-world data on safety and efficacy in patients treated in the Phase 3 trial conducted by Pfizer, were presented in an oral presentation at ASH. Collectively, the comprehensive post hoc analysis of data highlights the importance and benefit of early intervention with rivipansel in acute VOC in individuals with SCD.

In October 2020, the FDA granted Rare Pediatric Disease designation for rivipansel for the treatment of SCD in patients 18 years old and younger. This designation recognizes the significant needs in pediatric patients. Based on input received from the FDA regarding rivipansel as well as feedback from key opinion leaders in sickle cell disease, we have determined not to proceed with the development of rivipansel as a potential treatment for the acute VOC setting.

GMI-1687

We have rationally designed an innovative antagonist of E-selectin, GMI-1687, that could be suitable for subcutaneous administration. Initially developed as a potential life-cycle extension to uproleselan, when given by subcutaneous injection in animal models, GMI-1687 has been observed to have equivalent activity to uproleselan, but at an approximately 1,000-fold lower dose. We believe that GMI-1687 could be developed to broaden the clinical usefulness of an E-selectin antagonist to conditions where outpatient treatment is preferred or required.

In September 2020 at the virtual meeting of the FSCDR, we gave an oral presentation on an abstract containing data on GMI-1687, which included data from a preclinical model showing the drug candidate’s potential as a subcutaneously administered treatment for VOC, a common complication of SCD. We are currently conducting activities and studies with GMI-1687 to support our planned submission of an investigational new drug application, or IND, to the FDA.

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

Our Strategy

Our goal is to be the leader in the discovery, development and commercialization of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. Leveraging the potentially broad applicability of our proprietary glycomimetics platform, our initial focus is to internally develop and advance orphan drug candidates targeted at hematologic cancers and other diseases, and to out-license any drug candidates we may develop that are targeted at larger market opportunities. The key elements of our strategy are to:

●	Complete clinical development of and obtain regulatory approval for uproleselan for the treatment of adults with relapsed/refractory AML. Based on the positive Phase 1/2 clinical trial results presented at ASH in 2018, we are currently conducting a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate uproleselan in adults with relapsed/refractory AML, with the design of the trial aligned with guidance we received from the FDA. In this single pivotal trial, we plan to enroll approximately 380 adult patients with relapsed or refractory AML at centers in the United States, Canada, Europe and Australia. Enrollment began in the fourth quarter of 2018, and we expect to complete enrollment in the second half of 2021. If the results from this Phase 3 clinical trial are positive, we plan to apply for regulatory approval from the FDA and potentially the European Medicines Agency, or EMA.
●	Explore the potential use of uproleselan in other AML patient populations through third-party collaborations. In May 2018, we signed a Cooperative Research and Development Agreement, or CRADA, with the NCI, part of the National Institutes of Health. Under the terms of the CRADA, we will collaborate with both the NCI and the Alliance for Clinical Trials in Oncology to conduct a randomized, controlled clinical trial evaluating the addition of uproleselan to a standard Cytarabine/Daunorubicin chemotherapy regimen (7&3) in older adults with previously untreated AML who are eligible for intensive chemotherapy. The primary endpoint will be overall survival, with a planned interim analysis based on event-free survival after the first 250 patients have been enrolled in the trial. Under the terms of the CRADA, the NCI may fund additional research, including clinical trials of pediatric patients with AML as well as preclinical experiments and clinical trials evaluating alternative chemotherapy regimens.

●	Expand the potential use of E-selectin inhibition (uproleselan and GMI-1687) in other select territories through out-licensing arrangements. In January 2020, we entered into an exclusive collaboration and license agreement with Apollomics for the development and commercialization of uproleselan and GMI-1687 in Greater China. Apollomics will be responsible at its cost for clinical development and commercialization of uproleselan in Greater China, and will work with us to advance the preclinical and clinical development of GMI-1687. We have also entered into separate agreements to provide clinical and commercial supplies of uproleselan and GMI-1687 to Apollomics, and we retain all rights for both compounds in the rest of the world.
●	Advance the clinical development of GMI-1359 for the treatment of cancers that affect the bone and bone marrow. Following completion of a Phase 1 single-dose escalation trial in healthy volunteers in 2018, in the fourth quarter of 2019 we initiated a Phase 1b trial of GMI-1359 in HR+ breast cancer patients whose tumors have spread to bone, and the first patient was dosed in January 2020. The trial is being conducted at Duke University and will evaluate dose escalation as well as safety, PK and PD markers of biologic activity in these patients.
●	Advance the development of GMI-1687 for the treatment of acute VOC. With the rights to rivipansel transferred back to the company, we now have the ability to develop and commercialize our selectin inhibitors for the treatment of acute VOC in patients with SCD. Based on input received from the FDA regarding rivipansel, as well as feedback from key opinion leaders with respect to sickle cell disease, we have determined not to proceed with the development of rivipansel as a potential treatment for the acute VOC setting. We have initiated IND-enabling activities with GMI-1687 to support our planned submission of an IND to the FDA.
●	Identify and develop additional novel selectin antagonists to address unmet medical needs with significant market potential. We believe our glycomimetics platform will enable us to develop a broad pipeline of potential drug candidates that may be orphan products or may address larger market opportunities. We have identified a highly potent E-selectin / galectin-3 antagonist which we believe could be of value in potential major market opportunities, such as the treatment of certain fibrotic conditions and inflammatory diseases.
●	Apply our insights and our glycomimetics platform to other carbohydrate targets beyond selectins. We have identified additional opportunities where carbohydrates play critical roles in disease processes and where we believe we can apply our platform to create targeted glycomimetic drugs. We have designed inhibitors that specifically block the binding of galectin-3 to carbohydrate structures. We plan to optimize these compounds and conduct additional preclinical studies to further characterize the effects of galectin-3 inhibitors on inflammation and fibrosis, as well as immune processes. We are also designing other galectin inhibitors with dual functional inhibition of E-selectin that we believe could be used to treat various diseases.

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

Our glycomimetics platform includes intellectual property, know-how, expertise, proprietary biological information and biochemical assays, all of which support the rational design of potent glycomimetic compounds. These include:

●	Know-how to successfully mimic the Lewis structure, which is common to a number of functional carbohydrates.
●	Use of empirical methods to determine critical interactions between variations of a particular functional carbohydrate and its target molecule.
●	Application of the empirically determined bioactive structure of the functional carbohydrate for docking into the binding area of the crystal structure of the target molecule.
●	Expertise in stabilizing the bioactive core of glycomimetic compounds and increasing the number of interaction contact points to improve affinity.
●	Experience and technology in synthetic organic chemistry required for the specialized synthesis of carbohydrates and their modifications.
●	Proprietary assays to determine the binding characteristics, inhibitory activity and biological activity of glycomimetic compounds.

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

Uproleselan received Orphan Drug designation from the FDA in 2015 for the treatment of patients with AML. In 2016, uproleselan received Fast Track designation from the FDA for the treatment of adult patients with relapsed or refractory AML and elderly patients aged 60 years or older with AML. In 2017, uproleselan received Breakthrough Therapy designation from the FDA for the treatment of adult patients with relapsed or refractory AML. In 2017, the European Commission, based on a favorable recommendation from the EMA Committee for Orphan Medicinal Products, granted orphan designation for uproleselan for the treatment of patients with AML. In January 2021, the China National Medical Products Administration Center for Drug Evaluation granted Breakthrough Therapy designation to uproleselan for the treatment of relapsed/refractory AML.

Acute Myeloid Leukemia

AML, a hematologic cancer that is characterized by the rapid growth of abnormal white blood cells that accumulate in the bone marrow and interfere with the production of normal blood cells, is a relatively rare disease, but one that accounts for the largest number of annual deaths from leukemia in the United States. According to the Surveillance, Epidemiology, and End Results Program managed by the NCI, there were an estimated 19,940 new cases of AML diagnosed in 2020 in the United States. AML caused an estimated 11,180 deaths in 2020 in the United States.

AML is more commonly present in elderly patients, with a median age at diagnosis of 68 years old according to the NCI. In a review published in the Journal of Clinical Oncology, the median overall survival of patients 60 years old or older was nine months. The overall five-year relative survival rate for all AML patients from 2010 to 2016 was 28.7%. Relative survival is a statistical measure of net survival that is calculated by comparing observed survival with expected survival from a comparable set of people who do not have AML, in order to measure the excess mortality that is associated with the AML diagnosis.

A number of published studies indicate that only some AML patients who receive chemotherapy achieve a complete response, which is defined as the disappearance of all signs of AML, and that most patients with a complete response will eventually relapse. Patients who do not enter remission are referred to as refractory, meaning that they are resistant to the chemotherapy treatment.

We believe there is a need for new treatment options for elderly patients with AML, as well as those AML patients who relapse or develop refractory disease. Most AML patients with relapsed or refractory disease have limited established treatment options and, accordingly, may be referred for participation in clinical studies of potential new therapies. For patients who elect not to participate or are unable to participate, treatment options typically include chemotherapy regimens, hypomethylating agents and supportive care. Further, many elderly patients with AML are too frail to undergo chemotherapy as a result of other medical conditions, and may only be able to tolerate pain comfort or control measures. Without treatment, however, AML is uniformly fatal.

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

In one in vivo study in a mouse model of AML, combining uproleselan with chemotherapy, mobilized AML blast cells and significantly reduced tumor burden as compared to treatment with chemotherapy alone. In an in vitro study, AML cells once bound to E-selectin were more resistant to chemotherapy. In a related study, when treated with uproleselan, the resistance of such cells to chemotherapy was reduced. Tumor cells of patients who have relapsed AML, when tested in the laboratory, bound significantly higher levels of E-selectin than tumor cells of patients at initial diagnosis. Additional preclinical studies in mouse models of AML, in which E-selectin was observed to be upregulated, suggest that AML cells binding to E-selectin have increased chemo-resistance. This is due to the induction of tumor cell survival signaling pathways as a consequence of E-selectin binding. This effect within the bone marrow microenvironment is unique to E-selectin as compared to other vascular adhesion molecules and can be blocked by uproleselan. The results of these preclinical studies were published in the journal Nature Communications in April 2020, and we believe the findings provide important information about how treatment with uproleselan may improve sensitivity to chemotherapy.

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

Expanding the Utility of E-selectin antagonists

At the 2018 annual ASH meeting, we reported on the preclinical development of a highly potent antagonist of E-selectin, GMI-1687, which demonstrated significant activity in animal models previously reported for uproleselan but at an approximately 1,000-fold lower dose. This level of activity was obtained following injections under the skin and could alleviate the need for intravenous infusions. Based on these compound characteristics, we believe GMI-1687 could potentially be used in outpatient settings where an E-selectin antagonist has therapeutic relevance. We are currently conducting IND-enabling studies of GMI-1687.

In 2020, we reported on expanded preclinical studies with GMI-1687 in which the subcutaneous administration of GMI-1687 was effective in restoring blood flow in occluded blood vessels in two mouse models of SCD. Combined with the recent post hoc analysis of the data from the Phase 3 trial conducted by Pfizer showing that administration of rivipansel early in the course of VOC was associated with favorable outcomes, we believe that these data support our planned development of GMI-1687 for subcutaneous use and self-administration with the potential for use in the early intervention of VOC.

Uproleselan Clinical Trials

In 2014, we completed a Phase 1 trial of uproleselan in healthy volunteers. The single-site Phase 1 trial was a randomized, double-blind, placebo-controlled, single ascending intravenous dose trial. In the trial, we evaluated the safety, tolerability and PK of uproleselan. Twenty-eight healthy adult subjects were enrolled in cohorts to receive study drug at three dose levels. In the trial, we observed that the subjects tolerated uproleselan well, and that the PK for uproleselan was consistent with what was predicted based on preclinical data.

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

In December 2018, we presented final efficacy and correlative results from the Phase 1/2 trial at the annual ASH meeting. Key highlights from the Phase 1/2 clinical data include the following:

●	Relapsed/Refractory (R/R) AML Cohort: There were 66 patients in the R/R cohort of which 54 were in the recommended phase 2 dose. At the recommended Phase 2 dose (RP2D), CR (complete remission)/CRi (complete remission with incomplete blood count recovery) rate was 41%, median overall survival, or OS, was 8.8 months (95% CI 5.7-11.4) and 69% of evaluable patients (11/16) achieved measurable residual disease negativity as assessed by either flow and/or DNA-based methods such as reverse transcription polymerase chain reaction (RT-PCR). OS will be the primary outcome measure in our ongoing Phase 3 trial in relapsed/refractory AML patients. In historical controls, OS of approximately 5.2-5.4 months has been observed in this population with this treatment approach. If we are able to achieve OS results in the Phase 3 trial comparable to those observed in the Phase 1/2 clinical trial, it could be a significant improvement over the results observed in these historical controls.
●	Newly Diagnosed AML Cohort: At the RP2D, CR/CRi rate was 72%, median overall survival was 12.6 months (95% CI 9.9-not reached), EFS was 9.2 months (95% CI 3.0-12.6) and 56% of evaluable patients (5 out of 9) achieved measurable residual disease negativity as assessed by either flow and/or DNA-based methods such as RT-PCR. Of note, the EFS data (primary outcome measure for the interim analysis in the NCI-sponsored clinical trial in newly diagnosed AML patients) compares favorably to a range of 2.0-6.5 months for EFS in historical controls, which generally included lower risk patient populations than those treated in our Phase 1/2 trial.
●	An analysis of E-selectin ligand expression on leukemic cells demonstrated that detectable levels were present on leukemic blasts for every patient tested, providing clinical evidence of biological relevance of the E-selectin ligand in this disease setting. In bone marrow samples, leukemic stem cell expression of E-selectin ligand correlated with leukemic blast E-selectin ligand expression (p<0.0001), consistent with the hypothesis that E-selectin-mediated interactions are a mechanism of chemoresistance. Additionally, investigators assessed the association between baseline E-selectin ligand expression on leukemic blasts and clinical outcomes using a log-rank test. In the R/R cohort of patients treated with uproleselan and evaluated for E-selectin ligand expression at baseline, this analysis demonstrated that ≥10% E-selectin ligand expression was correlated with prolonged survival (p<0.01) compared to <10% E-selectin ligand expression. We believe this observation is important because in patients not treated with uproleselan the scientific literature has instead observed that high levels of E-selectin ligand correlated with a worse clinical prognosis. The addition of uproleselan in our study appears to have reversed this trend toward worsened prognosis, and we believe this result may be achieved through the restoration of chemosensitivity.

Based on these results, we are conducting a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate uproleselan in individuals with relapsed/refractory AML, with a trial design aligned with guidance received from the FDA. Based on consultations with the FDA, this single pivotal trial is planned to enroll approximately 380 adult patients with relapsed or refractory AML at centers in the United States, Canada, Europe and Australia. To best capture the full benefits of uproleselan, the primary efficacy endpoint will be overall survival; importantly, the FDA has advised us that data on overall survival will not need to be censored for transplant in the primary efficacy analysis, meaning that patients who proceed to transplant will continue to be included as part of the survival analysis.

All patients will be treated with standard chemotherapy of either MEC (mitoxantrone, etoposide and cytarabine) or FAI (fludarabine, cytarabine and idarubicin), with approximately half of the patients randomized to receive uproleselan in addition to chemotherapy. Patients receiving uproleselan will be dosed for one day prior to initiation of chemotherapy, twice a day through the chemotherapy regimen, and then for two days after the end of chemotherapy, which was the same regimen as in the Phase 2 portion of the Phase 1/2 trial. The dose regimen will be fixed, rather than weight-based, which we believe will simplify administration, and we will offer up to three cycles of consolidation therapy in both arms of the trial for patients who achieve remission. We believe that multiple cycles of treatment in patients who respond may drive an even deeper response in patients treated with uproleselan. If this is the case, it could lengthen the duration of remission with potential for additional benefit on survival. Key secondary endpoints of the Phase 3 trial will include the incidence of severe mucositis and remission rate, which will be assessed in a hierarchical fashion to provide supportive data. Enrollment in this pivotal trial began in the fourth quarter of 2018, and we expect to complete enrollment of the trial in the second half of 2021.

In 2018, we signed a CRADA with the NCI. Under the terms of the CRADA, we are collaborating with both the NCI and the Alliance for Clinical Trials in Oncology to conduct a Phase 2/3 randomized, controlled clinical trial testing the addition of uproleselan to a standard cytarabine/daunorubicin chemotherapy regimen (7&3) in older adults with previously untreated AML who are suitable for intensive chemotherapy. The primary endpoint is overall survival, which is defined as the time from the date of randomization to death from any cause, with a planned interim analysis based on event-free survival after the first 262 patients have been enrolled in the trial. The full trial is expected to enroll approximately 670 patients. Under the terms of the CRADA, the NCI may also fund additional research, including clinical trials involving pediatric patients with AML as well as preclinical experiments and clinical trials evaluating alternative populations and chemotherapy regimens. We will supply uproleselan as well as provide financial support to augment data analysis and monitoring for the Phase 2/3 program. The trial opened for enrollment in early 2019 and enrolled the first patient in April 2019.

GMI-1359 - Drug Candidate Targeting E-selectin and CXCR4

The chemokine CXCR4 has emerged as an important pro-inflammatory cytokine that is involved in cell migration throughout the body. Like E-selectin, tumor cells may also use the CXCR4 cellular pathway, contributing to chemoresistance, metastatic disease and ultimately decreased survival. We are developing, GMI-1359, that simultaneously targets both E-selectin and CXCR4. Since E-selectin and CXCR4 are implicated in keeping cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone marrow, such as hematologic cancers, including AML and multiple myeloma, metastases of certain solid tumors, such as breast and prostate cancer, and primary tumors of the bone such as osteosarcoma, a rare cancer affecting about 900 adolescents a year in the United States, as compared to targeting CXCR4 alone.

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

In one in vivo mouse model of bone metastatic prostate carcinoma, combining GMI-1359 with docetaxel significantly reduced tumor burden and attenuated bone destruction compared to docetaxel alone. In two mouse models of primary osteosarcoma, administration of GMI-1359 resulted in inhibition of both tumor growth and spread to the lung. These results were presented during the 2015 and 2018 meetings of the American Association of Cancer Research. In both mouse models, GMI-1359 showed single agent activity.

GMI-1359 has completed a Phase 1 single-dose escalation trial in healthy volunteers. In this trial, volunteer participants received a single injection of GMI-1359, after which they were evaluated for safety, tolerability, PK and PD. This randomized, double-blind, placebo-controlled, dose-escalation trial was conducted at a single site in the United States. GMI-1359 was generally well tolerated in this trial, with no subjects experiencing serious adverse events. We initiated a Phase 1b trial of GMI-1359 in the fourth quarter of 2019 in HR+ breast cancer patients whose tumors have spread to bone, and the first patient was dosed in January 2020. The trial is being conducted at Duke University and will evaluate safety and PK and PD markers of biologic activity in these patients. In January 2020, the FDA granted GMI-1359 orphan drug designation and rare pediatric disease designation for the treatment of osteosarcoma.

Galectin Inhibitors

Using our glycomimetics platform, we have designed galectin-3 inhibitors that specifically block the binding of galectin-3 to carbohydrate structures. Galectin-3 is a protein that is known to play critical roles in many pathological processes, including fibrosis, checkpoints in T-cell exhaustion during cancer immunotherapy, chemotherapy resistance and cardiovascular disease. We plan to continue to optimize these compounds and conduct additional preclinical experiments in 2021 to further characterize the effects of our galectin-3 inhibitors on immune processes and fibrotic-associated disease progression. One such compound, GMI-1757, is a dual antagonist of both E-selectin and galectin-3 and was shown to inhibit thrombus formation in a vena cava model and fibrosis in a corneal neovascularization model. These results were presented at ASH in 2018.

Our License Agreement with Pfizer for Rivipansel

In October 2011, we entered into a license agreement with Pfizer, under which we granted Pfizer an exclusive worldwide license to develop and commercialize rivipansel, for all fields and uses. The products licensed under the agreement also include certain backup compounds, along with modifications of and improvements to rivipansel that meet defined chemical properties. On February 5, 2020, we received written notice of Pfizer’s termination of the license agreement, effective April 5, 2020.

Upon termination, all rights and licenses granted to Pfizer under the license agreement terminated and Pfizer returned to us the rights to develop and commercialize the products subject to the license agreement, including rivipansel, and granted us a non-exclusive license to use the intellectual property developed by Pfizer in connection with its development of such products, subject to the terms of the license agreement. In addition, in August 2020, we executed a separate post-termination agreement with Pfizer to effectuate any necessary transition activities with respect to the license agreement, including the transfer of rivipansel clinical drug product, active pharmaceutical ingredients and other intermediaries. Pursuant to the terms of the agreement, Pfizer may be eligible to receive a milestone payment of $25.0 million upon achievement of specified levels of cumulative net sales of rivipansel, as well as a low single-digit royalty on net sales of the product for a period of ten years from first commercial sale.

Our Collaboration and License Agreement with Apollomics for Uproleselan and GMI-1687

In January 2020, we entered into an exclusive collaboration and license agreement with Apollomics for the development and commercialization of uproleselan and GMI-1687 for all fields and all uses in Greater China. Apollomics will be responsible for all clinical development and commercialization activities in Greater China. We and Apollomics will also collaborate to advance the preclinical and clinical development of GMI-1687. As part of the agreement, we received an upfront cash payment of $9.0 million and will be eligible to receive potential milestone payments totaling approximately $180.0 million based on the achievement of specified development, regulatory and commercial milestones, as well as tiered royalties ranging from the high single digits to 15% based on net sales. In September 2020, we received a non-refundable $1.0 million development milestone payment upon acceptance by Chinese regulatory authorities of a Phase 3 bridging study design to support registration in China. Apollomics will be responsible for all costs related to development, regulatory approvals and commercialization in Greater China for uproleselan and GMI-1687. We retain all rights for both compounds in the rest of the world and have agreed to supply uproleselan and GMI-1687 to Apollomics pursuant to clinical and commercial supply agreements.

In September 2020, the China National Medical Products Administration (NMPA) Center for Drug Evaluation (CDE) granted IND approval for uproleselan (APL-106) enabling the initiation of a Phase 1 PK and tolerability study and includes acceptance of a Phase 3 bridging study of APL-106 in combination with chemotherapy in relapsed/refractory AML. In January 2021, APL-106 was granted Breakthrough Therapy designation from the China NMPA CDE for the treatment of relapsed/refractory acute myeloid leukemia.

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

Intellectual Property

We strive to protect the intellectual property that we believe is important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our drug candidates and their methods of use. We have issued patents directed to rivipansel and methods of use that are expected to expire between 2023 and 2030. We also have issued patents which cover uproleselan and methods of use that are expected to expire between 2032 and 2033. In addition, we have several pending patent applications covering uproleselan and/or methods of using it, the last expiring of which, if issued, currently would be predicted to expire in 2040. We also have an issued patent which covers GMI-1359 and methods of use that is expected to expire in 2036. In addition, we have several pending patent applications covering GMI-1359 and/or methods of using it, the last expiring of which, if issued, currently would be predicted to expire in 2040.  We also have several pending patent applications covering GMI-1687 and/or methods of using it, the last expiring of which, if issued, currently would be predicted to expire in 2040. We also rely on trade secret protection for our confidential and proprietary information and careful monitoring of such information to protect aspects of our business.

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

Subject to receiving marketing approvals, we expect to commence commercialization activities by building or outsourcing a focused sales and marketing organization in the United States to sell our drugs. We believe that such an organization will be able to target the community of physicians who are the key specialists in treating the patient populations for which our drug candidates are being developed. Outside the United States, we expect to enter into distribution and other marketing arrangements with third parties for any of our drug candidates that obtain marketing approval.

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

As the treatment landscape for AML changes, there is substantial risk that uproleselan might not provide additional benefit over other existing therapies. A key consideration in the treatment of relapsed/refractory AML patients is the patient’s suitability for intensive salvage chemotherapy. The patient population being studied in our ongoing Phase 3 clinical trial of uproleselan includes AML patients deemed able to tolerate salvage chemotherapy. While there is no commonly accepted single standard approach for salvage chemotherapy, existing options for the treatment of relapsed/refractory AML patients who can tolerate salvage chemotherapy include cytarabine-based combinations.  In addition, we are aware of several other products and product candidates that are commercially available or are in development as potential treatment options for AML patients. Some of the patient populations being studied for these product candidates in development overlap with the patient population being studied in our Phase 3 clinical trial of uproleselan. The existence of established treatment options and the development of competing therapies for relapsed/refractory AML patients could negatively impact our ability to successfully commercialize uproleselan.

The following therapies have been approved by the FDA for the treatment of AML:

●	RYDAPT® (midostaurin), an oral prescription medicine commercialized by Novartis to be used in combination with certain chemotherapy medicines to treat adults with newly diagnosed AML who have a defect in a gene called FLT3;
●	IDHIFA® (enasidenib), a prescription medicine commercialized by Celgene intended to treat people with AML with an isocitrate dehydrogenase-2 (IDH2) mutation whose disease has come back or has not improved after previous treatments;
●	VYXEOSTM (daunorubicin and cytarabine), commercialized by Jazz Pharmaceuticals, which is indicated for the treatment of adults with newly-diagnosed therapy-related AML (t-AML) or AML with myelodysplasia-related changes (AML-MRC);
●	MYLOTARGTM (gemtuzumab ozogamicin), commercialized by Pfizer, which is indicated for the treatment for the treatment of newly-diagnosed CD33-positive AML in adults (in combination with daunorubicin and cytarabine) and for treatment of relapsed or refractory CD33-positive AML in adults and in pediatric patients aged 2 years and older as a stand-alone treatment;
●	TIBSOVO® (ivosidenib), a prescription medicine commercialized by Agios intended to treat people with AML with an isocitrate dehydrogenase-1 (IDH1) mutation whose disease has come back or has not improved after previous treatments;
●	XOSPATA® (gilteritinib), an oral prescription medicine commercialized by Astellas intended to treat people with AML with a FLT3 gene mutation whose disease has come back or has not improved after previous treatments;
●	DAURISMO (glasdigib), an oral prescription medicine commercialized by Pfizer to be used in combination with low-dose cytarabine, for the treatment of newly-diagnosed AML in adult patients who are ≥75 years old or who have comorbidities that preclude use of intensive induction chemotherapy; and
●	VENCLEXTA® (venetoclax), an oral prescription medicine commercialized by AbbVie/Genentech to be used in combination with azacitidine, or decitabine, or low-dose cytarabine to treat adults with newly-diagnosed AML who are either 75 years of age or older, or have other medical conditions that prevent the use of standard chemotherapy.

While many chemotherapies, either approved or in development for hematologic malignancies, will likely be complementary to uproleselan, there are also therapies in development that could be directly competitive with uproleselan. In particular, Pfizer has recently initiated Phase 1 development of an E-selectin antibody (PF-07209326). While the initial target indication for this biologic is SCD, it is possible Pfizer could expand development to AML and other hematologic malignancies. Additionally, there are a number of CXCR4 antagonists in clinical development that target the bone marrow microenvironment in order to mobilize and sensitize cancer cells to chemotherapy, including candidates developed by Sanofi-Aventis (Mozobil), Bristol Myers Squibb (BMS-936564), NOXXON Pharma (NOX-A12), Eli Lilly (LY2510924) and BioLine RX (BL-8040).

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

The process required by the FDA before a drug may be marketed in the United States generally involves:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
●	performance of human clinical trials, including adequate and well-controlled clinical trials, in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug for each indication;
●	submission to the FDA of an NDA;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites to determine GCP compliance; and
●	FDA review and approval of the NDA.

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

Even if the FDA agrees to the design, execution and analyses proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement under the following circumstances:

●	public health concerns emerge that were unrecognized at the time of the protocol assessment, or the director of the review division determines that a substantial scientific issue essential to determining safety or efficacy has been identified after testing has begun;
●	a sponsor fails to follow a protocol that was agreed upon with the FDA; or
●	the relevant data, assumptions, or information provided by the sponsor in a request for SPA change are found to be false statements or misstatements, or are found to omit relevant facts.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

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

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. While some of these and other measures may require additional authorization to become effective, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The ANDA or 505(b)(2) NDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:

●	the required patent information has not been filed;
●	the listed patent has expired;
●	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
●	the listed patent is invalid, unenforceable or will not be infringed by the new product.

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

Employees and Human Capital Resources

As of December 31, 2020, we had 54 employees, all of whom are full-time and located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purposes of our equity incentive plans are to attract, retain and reward high performing employees through the granting of equity-based compensation awards in order to increase shareholder value and the success of our company by motivating employees to perform to the best of their abilities and achieve our company objectives.

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

Since inception, we have incurred significant operating losses. As of December 31, 2020, we had an accumulated deficit of $309.5 million. In recent years, we have financed our operations with proceeds from registered public offerings of our common stock and upfront and milestone payments under our license and collaboration agreements. We have not generated any meaningful revenue since our inception other than such payments from our license and collaboration agreements.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are still in the early stages of development of our drug candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

●	conduct our ongoing clinical trials and initiate additional clinical trials of our drug candidates;
●	continue the research and preclinical development of our drug candidates;
●	seek to discover and develop additional drug candidates;
●	seek regulatory approvals for any drug candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drugs for which we may obtain regulatory approval;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, regulatory and scientific personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and planned future commercialization efforts; and
●	incur legal, accounting, insurance and other expenses in operating as public company.

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

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts or even continue our operations. A decline in the value of our company could also result in significant harm to our financial position and adversely affect our stock price.

We will need substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our drug development programs or potential commercialization efforts.

We believe that our cash and cash equivalents as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

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

As of December 31, 2020, we had federal and state net operating loss carryforwards of $232.0 million, research and development tax credit carryforwards of $9.6 million and $32.4 million of orphan drug tax credit carryforwards. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2026, the research and development tax credits in 2023 and the orphan drug tax credit in 2033. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under federal income tax laws, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We could experience ownership changes in the future that would limit our ability to use our net operating loss carryforwards.

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

We have only two drug candidates that are in active clinical trials. All of our other drug candidates are still in preclinical development. If we or our collaborators are unable to commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.

Uproleselan and GMI-1359 are our only drug candidates that are in clinical trials. Our other drug candidates are still in preclinical development. We have not completed the development of any drug candidates, we currently generate no revenue from the sale of any drugs and we may never be able to develop a marketable drug. We have invested substantially all of our efforts and financial resources in the development of our glycomimetics platform, the identification of potential drug candidates using that platform and the development of our drug candidates. Our ability to generate revenue from our other drug candidates, which we do not expect to occur for many years, if ever, will depend heavily on their successful development and eventual commercialization. The success of those drug candidates will depend on several factors, including:

●	successful completion of preclinical studies and clinical trials;
●	receipt of marketing approvals from applicable regulatory authorities;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drug candidates;
●	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;
●	launching commercial sales of the drugs, if and when approved, whether alone or in collaboration with others;
●	acceptance of the drugs, if and when approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies;
●	obtaining and maintaining healthcare coverage and adequate reimbursement;
●	protecting our rights in our intellectual property portfolio; and
●	maintaining a continued acceptable safety profile of the drugs following approval.

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

All of our drug candidates other than uproleselan and GMI-1359 are in preclinical development, and their risk of failure is high. It is impossible to predict when or if any of our drug candidates will prove safe or effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we or a collaborator must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of the drug candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of development. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, changes in patient treatment options over time may make the relevance of historical control data for a given indication less relevant to the drug candidate being studied, which could impact the success of the trial or, even if successful, the desirability of a successful drug candidate versus other available treatment options. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

We or our current or future collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our or their ability to receive marketing approval or commercialize our drug candidates, including:

●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
●	clinical trials of our drug candidates may produce negative or inconclusive results, including failure to demonstrate statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs;
●	the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our drug candidates may be greater than we anticipate;
●	the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate; and
●	our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these clinical trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for our drug candidates;
●	not obtain marketing approval at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
●	be subject to additional post-marketing testing requirements; or
●	have the drug removed from the market after obtaining marketing approval.

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

If we or our collaborators experience delays or difficulties in the enrollment of patients in clinical trials, or obtaining data on the patients enrolled, our receipt of necessary regulatory approvals could be delayed or prevented.

We are currently conducting a Phase 3 clinical trial of our drug candidate uproleselan, for which we currently expect to complete enrollment in the second half of 2021. However, the timing for completion of enrollment in this and other clinical trials, or in obtaining relevant clinical data from such trials, could be delayed for a number of reasons. For example, we experienced delays in recruitment for this trial early in the pandemic as a result of hospital initiatives to treat COVID patients in the United States and other countries in which our trial is conducted as a result of the ongoing COVID-19 pandemic. As the situation continues to evolve on a daily basis, it is impossible for us to assess whether any such adverse impacts in recruitment will be ongoing in the short- or long-term, or whether our efforts to mitigate any such impacts, if any, will be effective. In addition, we or our collaborators may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because our drug candidates are intended to treat patients with orphan diseases such as AML, our or our collaborators’ ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same or similar indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates. Patient enrollment is also affected by other factors, including:

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

Our or our collaborators’ inability to enroll a sufficient number of patients for clinical trials would result in significant delays, could lead to incomplete data sets and could require us or them to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our drug candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

Our business could be adversely affected by the effects of health epidemics or pandemics, including the ongoing COVID-19 pandemic, in regions where we or third parties on whom we rely have significant manufacturing facilities, clinical trial sites or other business operations.

Our business could be adversely affected by health epidemics or pandemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party collaborators, manufacturers and CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and several European countries.  In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, a state of emergency and catastrophic health emergency related to the spread of COVID-19 was declared for the State of Maryland on March 5, 2020, including Rockville, Maryland where our headquarters are located. In March and April 2020, the Governor of Maryland renewed the emergency declarations and issued aggressive proclamations and orders to reduce the spread of the disease, including a stay-at-home order. Although the initial stay-at-home order has been superseded, there continue to be significant restrictions imposed on business activity.

In response to these public health directives and orders, we have implemented a work-from-home policy for most of our employees. The effects of our work-from-home policy may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

Any collaborations we might enter into may pose a number of risks, including:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

●	collaborators may not perform their obligations as expected;
●	collaborators may not pursue the commercialization of any drug candidates that achieve regulatory approval or may elect not to pursue, continue or renew development or commercialization of drug candidates based on clinical trial results, changes in such collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;
●	collaborators could experience delays in initiating or conducting clinical trials for any number of reasons;
●	collaborators could independently develop, or develop with third parties, drugs that compete directly or indirectly with our drugs or drug candidates if such collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	drug candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own drug candidates or drugs, which may cause such collaborators to cease to devote resources to the commercialization of our drug candidates;
●	a collaborator with marketing and distribution rights to one or more of our drug candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such drug or drugs;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of drug candidates, might lead to additional responsibilities for us with respect to drug candidates or might result in litigation or arbitration, any of which would be time consuming and expensive;
●	collaborators may not properly maintain or defend our or their intellectual property rights or may use our or their proprietary information in such a way as to invite litigation that could jeopardize or invalidate such intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
●	collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable drug candidates.

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

We do not have any manufacturing facilities or personnel. For our drug candidates other than rivipansel, for which manufacturing responsibility will remain with Pfizer until the first anniversary of the effective date of termination of our license agreement with them, we rely, and expect to continue to rely, on third parties for the manufacturing of our drug candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our drug candidates receives marketing approval. Disruption to our supply arrangements may arise from unforeseeable events that impact such third parties, including the ongoing COVID-19 pandemic. Our reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or drugs, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

We also expect to rely on third-party manufacturers or third-party collaborators for the manufacturing of commercial supply of any other drug candidates for which we or our collaborators obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for regulatory compliance and quality assurance;
●	the possible breach of the manufacturing agreement by the third party;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
●	the possible termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

●	the efficacy and potential advantages compared to alternative treatments;
●	our ability to offer our drugs for sale at competitive prices;
●	the convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support;
●	the availability of third-party coverage and adequate reimbursement;
●	the prevalence and severity of any side effects; and
●	any restrictions on the use of our drugs together with other medications.

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

Factors that may inhibit our efforts to commercialize our drugs on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future drugs;
●	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more products; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

We face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials, and will face an even greater risk if we commercially sell any drugs that we may develop. If we cannot successfully defend ourselves against claims that our drug candidates or drugs caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any drug candidates or drugs that we may develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards paid to trial participants or patients;
●	loss of revenue;
●	reduced resources of our management to pursue our business strategy; and
●	the inability to commercialize any drugs that we may develop.

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

We or our collaborators may seek regulatory approval for uproleselan and our other drug candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements in foreign countries;
●	the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market with low or lower prices rather than buying them locally;
●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
●	economic weakness, including inflation or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations related to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the Foreign Corrupt Practices Act or comparable foreign regulations;
●	challenges enforcing our contractual and intellectual property rights, especially in foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from pandemic, epidemic or disease outbreaks or geo-political actions, including war and terrorism.

Pursuant to the terms of our collaboration and license agreement, Apollomics is responsible for the clinical development and commercialization of uproleselan and GMI-1687 in Greater China. The outbreak of the coronavirus, first identified in Wuhan, Hubei Province, China, could have a material adverse effect on Apollomics’ ability to develop these drug candidates in a timely manner due to disruptions in the region, travel restrictions, temporary closures of businesses and suspension of services and supplies. Any such delay or disruptions in clinical development could result in the delay of any potential milestone payments to us under the license and collaboration agreement, which could have a material adverse effect on our financial position and results of operations.

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

In addition, later discovery of previously unknown adverse events or other problems with our drugs, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may have negative consequences, including:

●	restrictions on such drugs, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a drug;
●	restrictions on product distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters;
●	recall or withdrawal of the drugs from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	clinical holds;
●	fines, restitution or disgorgement of revenue or profit;
●	suspension or withdrawal of marketing approvals;
●	refusal to permit the import or export of our drugs;

●	product seizure; or
●	injunctions or the imposition of civil or criminal penalties.

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

Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we conduct clinical research, sell, market and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient data privacy and security regulation by the U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs, such as Medicare and Medicaid;
●	federal civil and criminal false claims laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, and civil monetary penalty laws that prohibit individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Open Payments program, pursuant to the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members, with disclosure of such information to be made by CMS on a publicly available website. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse midwives; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Among the provisions of PPACA of importance to our business and potential drug candidates are:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

●	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	the new requirements under the federal Open Payments program and its implementing regulations;
●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Current and future healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. While some of these and other measures may require additional authorization to become effective, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of Rachel King, our President and Chief Executive Officer; John Magnani, our Senior Vice President of Research and Chief Scientific Officer; Eric Feldman, our Senior Vice President of Clinical Development and Chief Medical Officer; Armand Girard, our Senior Vice President and Chief Business Officer; and Brian Hahn, our Senior Vice President of Finance and Chief Financial Officer, as well as the other members of our scientific and clinical teams. In particular, we are dependent upon Dr. Magnani for key expertise in carbohydrate chemistry and knowledge of carbohydrate biology with respect to our glycomimetics platform, and the loss of his services would materially impair our future drug discovery efforts. Although we have entered into employment agreements with our executive officers, each of them may currently terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

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

General Risks Related to Ownership of Our Common Stock

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

Our stock price from time to time has been volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including recently in connection with the evolving COVID-19 pandemic, which has resulted in volatile stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, political, regulatory and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance.

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

Our charter documents also contain other provisions that could have an anti-takeover effect, including:

●	only one of our three classes of directors is elected each year;

●	stockholders are not entitled to remove directors other than by a 66 2/3% vote and only for cause;
●	stockholders are not permitted to take actions by written consent;
●	stockholders cannot call a special meeting of stockholders; and
●	stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

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

Stockholders

As of February 26, 2021, we had 51,493,571 shares of common stock outstanding held by 24 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Performance Graph

The following graph compares the five-year cumulative total return of our common stock with the Nasdaq Composite Index (U.S.) and the Nasdaq Biotechnology Index.  The comparison assumes a $100 investment on December 31, 2015 in our common stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index, and assumes reinvestment of the full amount of all dividends, if any.  Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

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

Not applicable.

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

For the discussion of our financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. We are developing a pipeline of proprietary glycomimetics, which are small molecules that mimic the structure of carbohydrates involved in important biological processes, to inhibit disease-related functions of carbohydrates such as the roles they play in inflammation, cancer and infection. We believe this represents an innovative approach to drug discovery to treat a wide range of diseases. We are focusing our efforts on drug candidates for diseases that we believe will qualify for orphan drug designation.

Our proprietary glycomimetics platform is based on our expertise in carbohydrate chemistry and our understanding of the role carbohydrates play in key biological processes. Most human proteins are modified by the addition of complex carbohydrate structures to the surface of such proteins, which affects the functions of the proteins and their interactions with other molecules. Our initial research and development efforts have focused on drug candidates targeting selectins, which are proteins that serve as adhesion molecules and bind to carbohydrates that are involved in the inflammatory component and progression of a wide range of diseases, including hematologic disorders, cancer and cardiovascular disease. For example, we believe that members of the selectin family play a key role in tumor metastasis and resistance to chemotherapy. Inhibiting specific carbohydrates from binding to selectins has long been viewed as a potentially attractive approach for therapeutic intervention. The ability to successfully develop drug-like compounds that inhibit binding with selectins, known as selectin antagonists, has historically been limited by the complexities of carbohydrate chemistry. We believe our expertise in carbohydrate chemistry and our understanding of carbohydrate protein binding interactions enable us to design selectin antagonists and other glycomimetics that may inhibit the disease-related functions of certain carbohydrates in order to develop novel drug candidates to address orphan diseases with high unmet medical need.

Our lead glycomimetic drug candidate, uproleselan, is a specific E-selectin inhibitor that we are developing to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, a life-threatening hematologic cancer, and potentially other hematologic cancers. In 2018, we commenced a randomized, double-blind, placebo-controlled Phase 3 pivotal clinical trial to evaluate uproleselan in individuals with relapsed/refractory AML, the design of which was based on guidance received from the U.S. Food and Drug Administration, or FDA. We intend to enroll approximately 380 adult patients with relapsed or refractory AML at centers in the United States, Canada, Europe and Australia. We expect to complete enrollment of the trial in the second half of 2021. In 2018, we also signed a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, part of the National Institutes of Health, to conduct a Phase 2/3 randomized, controlled clinical trial testing the addition of uproleselan to a standard chemotherapy regimen. The trial opened for enrollment in early 2019 and enrolled the first patient in April 2019.

We previously developed a glycomimetic drug candidate, rivipansel, a pan-selectin antagonist for the potential treatment of vaso-occlusive crisis, or VOC, a debilitating and painful condition that occurs periodically throughout the life of a person with sickle cell disease, or SCD. Our former collaborator Pfizer conducted a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of rivipansel in patients aged six and older with SCD who were hospitalized for VOC and required treatment with intravenous opioids. The clinical trial did not meet its primary or key secondary efficacy endpoints. Pfizer terminated our exclusive license agreement effective as of April 2020, resulting in the transfer of development and commercialization rights, including the IND application for rivipansel, back to us. Based on input received from the FDA regarding rivipansel, as well as feedback from key opinion leaders with respect to sickle cell disease, we have determined not to proceed with the development of rivipansel as a potential treatment for the acute VOC setting.

We have rationally designed an innovative antagonist of E-selectin, GMI-1687, that could be a subcutaneously administered treatment. Initially developed as a potential life-cycle extension to uproleselan, we believe that GMI-1687 could be developed to broaden the clinical usefulness of an E-selectin antagonist to conditions where outpatient treatment is preferred or required. We are currently conducting preclinical activities and studies with GMI-1687 to support our planned submission of an investigational new drug application, or IND, to the FDA.

We are also developing a drug candidate, GMI-1359, that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. In the fourth quarter of 2019, we initiated a Phase 1b trial of GMI-1359 in hormone receptor positive breast cancer patients whose tumors have spread to bone, and the first patient was dosed in January 2020. We are also advancing other preclinical-stage programs, including small-molecule glycomimetic compounds that inhibit the protein galectin-3, which we believe may have potential to be used for the treatment of fibrosis, cancer and cardiovascular disease.

We have financed our operations primarily through private placements of our securities, up-front and milestone payments under our license and collaboration agreements and the net proceeds from public offerings of common stock, including sales of common stock under at-the-market sales facilities with Cowen and Company LLC, or Cowen. We have no approved drugs currently available for sale, and substantially all of our revenue to date has been revenue from up-front and milestone payments under license and collaboration agreements with Pfizer and Apollomics.

Since inception, we have incurred significant operating losses. We had an accumulated deficit of $309.5 million as of December 31, 2020, and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

●	initiate and conduct our planned clinical trials of uproleselan, GMI-1359 and GMI-1687, including fulfilling our funding and supply commitments related to the clinical trial of uproleselan being conducted in collaboration with NCI;
●	conduct NDA-enabling activities related to manufacture, toxicology and clinical pharmacology for our product candidates;
●	manufacture additional uproleselan drug supplies for validation and prepare for commercialization;
●	seek to discover and develop additional drug candidates;
●	seek regulatory approvals for any drug candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, regulatory and scientific personnel;
●	maintain sufficient level of insurance including product liability and directors, officers and corporate liability insurance policies; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

To fund further operations, we will need to raise capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, potentially including the use of our at-the-market sales facility with Cowen, or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. For example, the current global COVID-19 pandemic presents material uncertainty and its disruption of the capital markets may have a material adverse impact on our ability to raise additional capital if we decide to do so. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents will be sufficient to fund our operations into the fourth quarter of 2022. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

In September 2020, the China National Medical Products Administration (NMPA) Center for Drug Evaluation (CDE) granted IND approval for uproleselan (APL-106) enabling the initiation of a Phase 1 PK and tolerability study and includes acceptance of a Phase 3 bridging study of APL-106 in combination with chemotherapy in relapsed/refractory AML. In January 2021, APL-106 was granted Breakthrough Therapy designation from the China NMPA CDE for the treatment of relapsed/refractory acute myeloid leukemia.

In June 2020, we entered into a clinical supply agreement with Apollomics under which we will manufacture and supply uproleselan product to Apollomics at agreed upon prices. Apollomics has the option to begin manufacture after appropriate material transfer requirements are met. During the year ended December 31, 2020, we recognized $163,000 in revenue from the sale of clinical supplies to Apollomics under the clinical supply agreement.

Pfizer

In October 2011, we entered into an exclusive license agreement with Pfizer, or the Pfizer Agreement. Pfizer terminated the Pfizer Agreement, effective as of April 5, 2020, and we now hold all rights to the potential future development and commercialization of rivipansel and are free to commercialize any product for treatment or prevention of VOC in SCD. We did not earn any revenue or receive any payments from Pfizer during the year ended December 31, 2020 or 2019 and will not be eligible to receive any future payments from Pfizer following the termination of the Pfizer Agreement.

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

Revenue Recognition

We apply Accounting Standard Codification, or ASC, Topic 606, Revenue from Contracts with Customers, to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration agreements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods and services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods and services. To determine revenue recognition for an arrangement that an entity determines is within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and identify, as a performance obligation, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Manufacturing and Supply: Our agreements may include providing clinical and commercial manufacturing products to the counterparties. The services are generally determined to be distinct from the other promises or performance obligations identified in the arrangement. We recognize the transaction price allocated to these services as revenue at a point in time when transfer of control of the related products to the customer occurs.

Stock-Based Compensation

We issue stock-based compensation awards to our employees and non-employee directors, including stock options. We measure stock-based compensation expense related to these awards based on the fair value of the award, utilizing the Black-Scholes-Merton option pricing model, on the date of grant and recognize stock-based compensation expense on a straight-line basis over the requisite service period of the awards, which generally equals the vesting period. We account for forfeitures as they occur. We grant stock options with exercise prices equal to the estimated fair value of our common stock on the date of grant. The Black-Scholes-Merton option pricing model requires the input of various assumptions that require management to apply judgment and make assumptions and estimates, including:

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

Expected Volatility— Expected volatility is based on the historical volatilities of a peer group of comparable publicly traded companies with drug candidates in similar stages of development along with our historical volatility since our public offering. Effective January 1, 2020, we base the expected volatility on the historical volatility of our common stock. Prior to January 1, 2020, we utilized the historical volatilities of a peer group (e.g., several public entities of similar size, complexity, and stage of development), along with our historical volatility since our initial public offering, to determine our expected volatility.

Expected Dividend Yield—We have assumed no dividend yield because we do not expect to pay dividends in the future, which is consistent with our history of not paying dividends.

Accruals for Clinical Trial Expenses

Clinical trial costs primarily consist of expenses incurred under agreements with contract research organizations (CROs), investigative sites, laboratory testing expenses, data management and consultants that conduct our clinical trials. Clinical trial expenses are a significant component of research and development expenses, and we outsource a significant portion of these clinical trial activities to third parties. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, estimated project duration and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the balance sheets as prepaid assets or accrued expenses. These third-party agreements are generally cancellable, and related costs are recorded as research and development expenses as incurred. Except for payments made in advance of services, clinical trial costs are expensed as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, management assessments include: (i) an evaluation by the project manager of the work that has been completed during the period; (ii) measurement of progress prepared internally and/or provided by the third-party service provider; (iii) analyses of data that justify the progress; and (iv) our judgment. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made. Our historical clinical accrual estimates have not been materially different from the actual costs. Clinical trial accruals that are due longer than one year are classified as noncurrent accrued expenses.

Components of Operating Results

Revenue

To date, we have not generated any revenue from the sale of our drug candidates and do not expect to generate any revenue from the sale of drugs in the near future. Substantially all of our historical revenue consisted of upfront and milestone payments under license and collaboration agreements.

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

The duration, costs and timing of clinical trials and development of our drug candidates will depend on a variety of factors that include:

●	per patient trial costs;
●	the number of patients that participate in the trials;
●	the number of sites included in the trials;
●	the countries in which the trial is conducted;
●	the length of time required to enroll eligible patients;
●	the number of doses that patients receive;
●	the drop-out or discontinuation rates of patients;
●	potential additional safety monitoring or other studies requested by regulatory agencies;
●	the duration of patient follow-up; and
●	the safety and efficacy profile of the drug candidate.

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

Interest Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Years Ended December 31, 2020 and 2019

The following table sets forth our results of operations for the years ended December 31, 2020 and 2019.

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2020	2019	CHANGE
Revenue	$10,163	$—	$10,163
Costs and expenses:
Research and development expense	44,929	47,029	(2,100)
General and administrative expense	16,743	14,360	2,383
Total costs and expenses	61,672	61,389	283
Loss from operations	(51,509)	(61,389)	9,880
Interest income	482	3,497	(3,015)
Net loss and comprehensive loss	$(51,027)	$(57,892)	$6,865

Revenue

During the year ended December 31, 2020, we recognized revenue of $10.2 million, all of which was the result of payments received under our agreements with Apollomics for the development and commercialization of uproleselan and GMI-1687 in Greater China. In January 2020, we recognized $9.0 million in revenue from an upfront payment under our collaboration agreement, and in September 2020, we earned a $1.0 million clinical development milestone payment. There was no revenue recognized during the year ended December 31, 2019.

Research and Development Expense

The following table summarizes our research and development expense by functional area for the years ended December 31, 2020 and 2019:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2020	2019	CHANGE
Clinical development	$18,321	$11,898	$6,423
Manufacturing and formulation	9,221	18,077	(8,856)
Contract research services, consulting and other costs	1,907	2,644	(737)
Laboratory costs	2,066	2,146	(80)
Personnel-related	10,467	9,862	605
Stock-based compensation	2,947	2,402	545
Research and development expense	$44,929	$47,029	$(2,100)

The following table summarizes our research and development expense by drug candidate for the years ended December 31, 2020 and 2019:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2020	2019	CHANGE
Uproleselan	$27,189	$30,033	$(2,844)
GMI-1359	467	425	42
Other research and development	3,859	4,307	(448)
Personnel-related and stock-based compensation	13,414	12,264	1,150
Research and development expense	$44,929	$47,029	$(2,100)

Research and development expense decreased by $2.1 million, or 4.5%, to $44.9 million for the year ended December 31, 2020 from $47.0 million for the year ended December 31, 2019. Clinical development expenses increased by $6.4 million, primarily as a result of increased clinical costs related to our ongoing global Phase 3 clinical trial of uproleselan in individuals with relapsed/refractory AML and the Phase 2/3 clinical trial being conducted by the NCI. Personnel-related and stock-based compensation expenses increased due to annual salary adjustments awarded in the first quarter of 2020, retention bonuses and additional stock awards issued in 2020. These increases were offset in part by a $8.9 million decrease in manufacturing and formulation primarily due to lower raw material purchases in 2020 as compared to 2019.

General and Administrative Expense

The following table sets forth the components of our general and administrative expense for the years ended December 31, 2020 and 2019:

	YEAR ENDED		PERIOD-TO
	DECEMBER 31,		PERIOD
(in thousands)	2020	2019	CHANGE
Personnel-related	$6,275	$4,783	$1,492
Stock-based compensation	3,955	3,813	142
Legal, consulting and other professional expenses	5,819	4,849	970
Other	694	915	(221)
General and administrative expense	$16,743	$14,360	$2,383

General and administrative expense increased for the year ended December 31, 2020 by $2.4 million, or 17%, compared to 2019 primarily due to an increase in personnel-related costs, stock-based compensation expense, legal and patent expenses and other professional fees. Personnel-related and stock-based compensation expenses increased by $1.6 million due to additional general and administrative headcount, annual salary adjustments awarded in the first quarter of

2020 and retention bonuses. Patent, legal fees, consulting and other professional expenses increased by $970,000 for the year ended December 31, 2020 as compared to December 31, 2019 due to a significant increase in the cost of directors, officers and corporate liability insurance in 2020. Other expenses decreased by $221,000 as compared to the prior year due to lower travel, meals and conference registration expenses as a result of travel restrictions due to the COVID-19 pandemic.

Interest Income

During the year ended December 31, 2020, interest income decreased by $3.0 million, or 86%, compared to the same period in 2019, due to lower average cash balances and lower interest rates on those balances.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations primarily through public offerings and private placements of our capital stock, including sales agreements with Cowen, and upfront and milestone payments from our license and collaboration agreements. As of December 31, 2020, we had $137.0 million in cash and cash equivalents.

In March 2018, we completed a public offering in which we sold 8,050,000 shares of our common stock at a price to the public of $17.00 per share. We received net proceeds of $128.4 million from this offering, after deducting underwriting discounts, commissions and other offering expenses.

In September 2017, we entered into an at-the-market sales agreement with Cowen, or the 2017 Sales Agreement, under which we could offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen acting as our sales agent. The shares were registered under a shelf registration statement filed with the U.S. Securities and Exchange Commission in September 2017. During the year ended December 31, 2017, we sold an aggregate of 1,600,000 shares of our common stock under the 2017 Sales Agreement for net proceeds of $19.3 million. There were no shares sold under the 2017 Sales Agreement during the years ended December 31, 2018 or 2019. During the year ended December 31, 2020, we sold an additional 4,136,742 shares of common stock under the 2017 Sales Agreement at a weighted average price per share of $3.52, for aggregate net proceeds of $14.1 million, after deducting commissions and offering expenses. The shelf registration statement, under which the shares that could be sold under the 2017 Sales Agreement were registered expired on October 6, 2020.

In October 2020, we filed a prospectus supplement to a new shelf registration statement that we filed in May 2019 and entered into a new at-the-market sales agreement, or the 2020 Sales Agreement, with Cowen. Under the 2020 Sales Agreement, we may sell up to $100.0 million of our common stock registered under the shelf registration statement that we filed in May 2019. The 2020 Sales Agreement replaces the 2017 Sales Agreement between us and Cowen, and the $100.0 million that may be sold under the 2020 Sales Agreement excludes any amounts that were sold under the 2017 Sales Agreement. During the year ended December 31, 2020, we sold 1,024,760 shares of common stock under the 2020 Sales Agreement at a weighted average price of $3.74, for aggregate net proceeds of $3.7 million, after deducting commissions and offering expenses. Subsequent to December 31, 2020 and through February 26, 2021, we sold an additional 2,475,949 shares of common stock under the 2020 Sales Agreement at a weighted average price of $3.92, for aggregate net proceeds of $9.4 million, after deducting commissions and offering expenses.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2020, 2019 and 2018.

	YEAR ENDED DECEMBER 31,
(in thousands)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$(39,242)	$(51,984)	$(43,331)
Investing activities	(68)	(145)	(126)
Financing activities	18,144	413	129,450
Net change in cash and cash equivalents	$(21,166)	$(51,716)	$85,993

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

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Operating Activities

Net cash used in operating activities was $39.2 million during the year ended December 31, 2020 compared to $52.0 million during the year ended December 31, 2019. For the year ended December 31, 2020, we received $10.2 million in revenue under our agreements with Apollomics for the development and commercialization of uproleselan and GMI-1687 in Greater China. In contrast, we did not receive any such payments in the year ended December 31, 2019. In addition, there was an increase in clinical development expenses as a result of ongoing costs associated with our uproleselan clinical development programs in our global Phase 3 clinical trial and the NCI-sponsored Phase 2/3 trial.

Investing Activities

Net cash used in investing activities, consisting of purchases of scientific equipment and computers, was $68,000 for the year ended December 31, 2020 compared to $145,000 during the year ended December 31, 2019.

Financing Activities

Net cash provided by financing activities of $18.1 million during the year ended December 31, 2020 consisted of the net proceeds received from our at-the-market facility with Cowen of $17.8 million and $319,000 in proceeds from stock option exercises. Net cash provided by financing activities of $413,000 during the year ended December 31, 2019 consisted of proceeds from stock option exercises.

Contractual Obligations

As of December 31, 2020, our significant contractual obligations consisted solely of rent obligations under a non-cancelable lease, as amended, for our current office space in Rockville, Maryland, which has a term through October 2023. Total remaining obligations under this lease as of December 31, 2020 were $3.1 million.

We have also entered into various agreements for services with third-party vendors, including agreements to conduct clinical trials, to manufacture products, and for consulting and other contracted services. These agreements include cancellable terms and we accrue the costs of these agreements based on estimates of work completed to date.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2020 and 2019, we had cash and cash equivalents of $137.0 million and $158.2 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial statement schedules required to be filed are listed in Part IV, Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding the effectiveness of internal control over financial reporting as required by Section 404(b) of the Sarbanes-Oxley Act of 2002. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit smaller reporting companies to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

We will file a definitive proxy statement for our 2021 annual meeting of stockholders, or the 2021 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the relevant information to be included in the 2021 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors” and “Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the relevant information to be included in the 2021 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the relevant information to be included in the 2021 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the relevant information to be included in the 2021 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the relevant information to be included in the 2021 Proxy Statement under the caption “Ratification of Selection of Independent Auditors.”

PART IV

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen stock certificate evidencing shares of Common Stock.

4.2(4)	Description of Certain of Registrant’s Securities.

10.1+(5)	2003 Stock Incentive Plan, as amended.

10.2+(6)	Form of Incentive Stock Option Agreement under 2003 Stock Incentive Plan.

10.3+(7)	Form of Nonqualified Stock Option Agreement under 2003 Stock Incentive Plan.

10.4+(8)	2013 Equity Incentive Plan.

10.5+(9)	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan.

10.6+(10)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan.

10.7+(11)	2013 Employee Stock Purchase Plan.

10.8+(12)	Form of Indemnification Agreement.

10.9+(13)	Amended and Restated Executive Employment Agreement, dated as of July 30, 2019, by and between the Registrant and Rachel King.

10.10+(14)	Amended and Restated Executive Employment Agreement, dated as of July 30, 2019, by and between the Registrant and Brian Hahn.

10.11+(15)	Amended and Restated Executive Employment Agreement, dated as of July 30, 2019, by and between the Registrant and John Magnani.

10.12+(16)	Amended and Restated Executive Employment Agreement, dated as of July 30, 2019, by and between the Registrant and Helen Thackray.

10.13+(17)	Amended and Restated Executive Employment Agreement, dated as of July 30, 2019, by and between the Registrant and Armand Girard.

10.14+(18)	Amended and Restated Non-Employee Director Compensation Policy.

Exhibit Number	Description of Document

10.15(19)	Lease Agreement, dated July 23, 2014, by and between the Registrant and BMR-Medical Center Drive, LLC.

10.16(20)	Sales Agreement, dated October 7, 2020 by and between the Registrant and Cowen and Company, LLC.

10.17(21)	First Amendment to Lease, dated March 24, 2016, by and between the Registrant and BMR-Medical Center Drive LLC.

10.18*(22)	Collaboration and License Agreement, dated January 2, 2020, by and between the Registrant and Apollomics (Hong Kong) Limited.

10.19+(23)	GlycoMimetics, Inc. Inducement Plan.

10.20+(24)	Form of Stock Option Grant Notice and Stock Option Agreement under the GlycoMimetics, Inc. Inducement Plan.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (contained on signature page hereto).

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

32.1ᶺ

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
ᶺ

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

+	Indicates management contract or compensatory plan.
*	Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.
(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 31, 2013, and incorporated by reference herein.
(4)	Previously filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on February 28, 2020, and incorporated by reference herein.
(5)	Previously filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(6)	Previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(7)	Previously filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(8)	Previously filed as Exhibit 10.11 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(9)	Previously filed as Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(10)	Previously filed as Exhibit 10.13 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(11)	Previously filed as Exhibit 10.14 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(12)	Previously filed as Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(13)	Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on August 1, 2019, and incorporated by reference herein.
(14)	Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on August 1, 2019, and incorporated by reference herein.
(15)	Previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on August 1, 2019, and incorporated by reference herein.
(16)	Previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on August 1, 2019, and incorporated by reference herein.
(17)	Previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on August 1, 2019, and incorporated by reference herein.
(18)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on August 1, 2019, and incorporated by reference herein.
(19)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on July 28, 2014, and incorporated by reference herein.
(20)	Previously filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on October 7, 2020, and incorporated by reference herein.
(21)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on March 29, 2016, and incorporated by reference herein.
(22)	Previously filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on February 28, 2020, and incorporated by reference herein.

(23)	Previously filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on February 28, 2020, and incorporated by reference herein.
(24)	Previously filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on February 28, 2020, and incorporated by reference herein.

ITEM  16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLYCOMIMETICS, INC.

By:	/s/ Rachel K. King
Rachel K. King
President and Chief Executive Officer

March 2, 2021

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

Signature	Title	Date

/s/ Rachel K. King Rachel K. King	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2021

/s/ Brian M. Hahn Brian M. Hahn	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2021

/s/ Patricia S. Andrews Patricia S. Andrews	Director	March 2, 2021

/s/ Mark A. Goldberg M.D. Mark A. Goldberg M.D.	Director	March 2, 2021

/s/ Scott T. Jackson Scott T. Jackson	Director	March 2, 2021

/s/ Daniel M. Junius Daniel M. Junius	Director	March 2, 2021

/s/ Scott Koenig, M.D., Ph.D. Scott Koenig, M.D., Ph.D.	Director	March 2, 2021

/s/ Timothy Pearson Timothy Pearson	Director	March 2, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of GlycoMimetics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GlycoMimetics, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accrued Clinical Trial Expenses

Description of the Matter

As discussed in Note 2 to the financial statements, the Company records costs for clinical trial activities based upon estimates of costs incurred through the balance sheet date that have yet to be invoiced by the contract research organizations, investigative sites, and other consultants. The Company’s accrued expenses of $9.4 million at December 31, 2020 include accrued clinical trial expenses, and the Company’s research and development costs and expenses of $44.9 million for the year ended December 31, 2020 include 2020 clinical trial expenses.

Auditing the Company’s accruals for clinical trials was challenging due to the multiple sources of information used to evaluate the Company’s estimated accruals. In addition, in certain circumstances, the determination of the work that has been completed and measurement of progress during the reporting period required judgment because the timing and pattern of vendor invoicing may not correspond to the level of services provided and there may be delays in receiving clinical information from investigative sites and other consultants.

How We Addressed the Matter in Our Audit

To evaluate the accrual for clinical expenses, our audit procedures included, among others, reading certain contracts with contract research organizations and clinical study sites to evaluate financial and certain other contractual terms, testing the completeness and accuracy of the underlying data used in the estimates, and evaluating the significant assumptions. For example, we evaluated patient enrollment, patient cycles incurred, clinical site activations, estimated project duration, and other pass-through costs, that are used by management to estimate the recorded accruals. We assessed the reasonableness of the significant assumptions. For example, we corroborated the progress of clinical trials with the Company’s clinical team and inspected information from third parties related to active patient sites and currently enrolled patients. We also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the consolidated financial statements were issued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Baltimore, Maryland

March 2, 2021

GLYCOMIMETICS, INC.

Balance Sheets

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$137,035,017	$158,201,441
Prepaid expenses and other current assets	1,238,328	4,326,322
Total current assets	138,273,345	162,527,763
Property and equipment, net	620,673	822,920
Prepaid research and development expenses	1,560,607	1,560,607
Deposits	52,320	52,320
Operating lease right-of-use asset	2,325,224	3,006,069
Total assets	$142,832,169	$167,969,679
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$2,089,939	$1,435,660
Accrued expenses	9,439,881	8,710,790
Operating lease liabilities	898,549	804,126
Total current liabilities	12,428,369	10,950,576
Noncurrent accrued expenses	264,329	—
Noncurrent operating lease liabilities	1,920,015	2,818,516
Total liabilities	14,612,713	13,769,092
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 49,017,622 shares issued and outstanding at December 31, 2020; 43,466,933 shares issued and outstanding at December 31, 2019	49,018	43,465
Additional paid-in capital	437,639,991	412,599,772
Accumulated deficit	(309,469,553)	(258,442,650)
Total stockholders’ equity	128,219,456	154,200,587
Total liabilities and stockholders’ equity	$142,832,169	$167,969,679

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2020	2019	2018
Revenue	$10,162,935	$—	$—

Costs and expenses:
Research and development expense	44,929,198	47,029,264	40,091,773
General and administrative expense	16,743,127	14,360,038	11,413,050
Total costs and expenses	61,672,325	61,389,302	51,504,823
Loss from operations	(51,509,390)	(61,389,302)	(51,504,823)
Interest income	482,487	3,497,391	3,231,190
Net loss and comprehensive loss	$(51,026,903)	$(57,891,911)	$(48,273,633)
Basic and diluted net loss per common share	$(1.12)	$(1.34)	$(1.18)
Basic and diluted weighted-average number of common shares	45,721,139	43,254,782	41,044,621

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	34,359,799	$34,358	$271,944,173	$(152,277,106)	$119,701,425
Issuance of common stock, net of issuance costs	8,050,000	8,050	128,417,030	—	128,425,080
Exercise of options and warrants and vesting of restricted stock units	750,952	751	1,023,774	—	1,024,525
Stock-based compensation	—	—	4,587,098	—	4,587,098
Net loss	—	—	—	(48,273,633)	(48,273,633)
Balance at December 31, 2018	43,160,751	43,159	405,972,075	(200,550,739)	205,464,495
Exercise of options and vesting of restricted stock units	306,182	306	412,607	—	412,913
Stock-based compensation	—	—	6,215,090	—	6,215,090
Net loss	—	—	—	(57,891,911)	(57,891,911)
Balance at December 31, 2019	43,466,933	43,465	412,599,772	(258,442,650)	154,200,587
Issuance of common stock, net of issuance costs	5,161,502	5,163	17,819,554	—	17,824,717
Exercise of options and vesting of restricted stock units	389,187	390	318,907	—	319,297
Stock-based compensation	—	—	6,901,758	—	6,901,758
Net loss	—	—	—	(51,026,903)	(51,026,903)
Balance at December 31, 2020	49,017,622	$49,018	$437,639,991	$(309,469,553)	$128,219,456

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(51,026,903)	$(57,891,911)	$(48,273,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	270,754	279,234	275,123
Loss on disposal of property and equipment	—	—	168
Non-cash lease expense	680,845	620,068	—
Stock-based compensation expense	6,901,758	6,215,090	4,587,098
Changes in assets and liabilities:
Prepaid expenses and other current assets	3,087,994	(2,059,260)	943,360
Prepaid research and development expenses	—	—	(1,356,243)
Accounts payable	654,279	(1,227,919)	16,488
Accrued expenses	729,091	2,709,986	551,146
Noncurrent accrued expenses	264,329	—	—
Deferred rent	—	—	(74,637)
Operating lease liabilities	(804,078)	(629,427)	—
Net cash used in operating activities	(39,241,931)	(51,984,139)	(43,331,130)

Investing activities
Purchases of property and equipment	(68,507)	(144,928)	(125,618)
Net cash used in investing activities	(68,507)	(144,928)	(125,618)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	17,824,717	—	128,425,080
Proceeds from exercise of stock options	319,297	412,913	1,024,525
Net cash provided by financing activities	18,144,014	412,913	129,449,605
Net change in cash and cash equivalents	(21,166,424)	(51,716,154)	85,992,857
Cash and cash equivalents, beginning of period	158,201,441	209,917,595	123,924,738
Cash and cash equivalents, end of period	$137,035,017	$158,201,441	$209,917,595

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

The Company’s executive personnel have devoted substantially all of their time to date to the planning and organization of the Company, the process of hiring scientists, initiating research and development programs and securing adequate capital for anticipated growth and operations. The Company has not commercialized any of its drug candidates and planned commercial operations have not commenced. The Company has incurred significant losses in the development of its drug candidates. The Company has not generated revenues from product sales. As a result, the Company has consistently reported negative cash flows from operating activities and net losses, had an accumulated deficit of $309.5 million at December 31, 2020 and expects to continue incurring losses for the foreseeable future.

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

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents. The fair values of the financial instruments approximated their carrying values at December 31, 2020 and 2019, due to their short-term maturities. The Company accounts for recurring and nonrecurring fair value measurements in accordance with ASC 820, Fair Value Measurements. ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value, and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

●	Level 1—Fair value is determined by using unadjusted quoted prices that are available in active markets for identical assets and liabilities.
●	Level 2—Fair value is determined by using inputs, other than Level 1 quoted prices, that are directly and indirectly observable. Inputs can include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in inactive markets. Related inputs can also include those used in valuation or other pricing models that can be corroborated by observable market data.
●	Level 3—Fair value is determined by inputs that are unobservable and not corroborated by market data. Use of these inputs involves significant and subjective judgments to be made by a reporting entity. In instances where the determination of the fair value measurement is based on inputs from different levels of fair value hierarchy, the fair value measurement will fall within the lowest level input that is significant to the fair value measurement in its entirety.

The Company periodically evaluates financial assets and liabilities subject to fair value measurements to determine the appropriate level at which to classify them each reporting period. This determination requires the Company to make subjective judgments as to the significance of inputs used in determining fair value and where such inputs lie within the ASC 820 hierarchy.

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) either on a recurring or non-recurring basis as of December 31, 2020 and 2019. The carrying value of cash held in money market funds of approximately $135.0 million and $156.2 million as of December 31, 2020 and 2019, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of the carrying value of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant, and Equipment. ASC 360 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2020 and 2019, the Company determined that there were no impaired assets and it had no assets held for sale.

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

The Company enters into licensing agreements which are within the scope of Topic 606, under which it licenses certain of its drug candidates’ rights to third parties. The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of the licensed product, if and when earned. See Note 10 for additional information regarding a license agreement entered into during the year ended December 31, 2020.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the years ended December 31, 2020, 2019 and 2018, the Company’s net loss was equal to comprehensive loss and, accordingly, no additional disclosure is presented.

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Net loss	$(51,026,903)	$(57,891,911)	$(48,273,633)
Basic and diluted net loss per common share	$(1.12)	$(1.34)	$(1.18)
Basic and diluted weighted average common shares outstanding	45,721,139	43,254,782	41,044,621

The following potentially dilutive securities outstanding at December 31, 2020, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	2020	2019	2018
Stock options and restricted stock units	6,143,594	5,106,493	3,937,167

4. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets at December 31:

	2020	2019
Prepaid research and development expenses	$965,504	$3,838,835
Other prepaid expenses	270,675	301,534
Other receivables	2,149	185,953
Prepaid expenses and other current assets	$1,238,328	$4,326,322

5. Property and Equipment

Property and equipment, net consisted of the following at December 31:

	2020	2019
Furniture and fixtures	$345,712	$345,712
Laboratory equipment	1,446,596	1,409,526
Office equipment	16,755	11,085
Computer equipment	327,776	302,009
Leasehold improvements	616,133	616,133
Property and equipment	2,752,972	2,684,465
Less accumulated depreciation	(2,132,299)	(1,861,545)
Property and equipment, net	$620,673	$822,920

Depreciation of property and equipment totaled $270,754, $279,234 and $275,123 for the years ended December 31, 2020, 2019 and 2018, respectively.

6. Accrued Expenses

The following is a summary of the Company’s accrued expenses at December 31:

	2020	2019
Accrued research and development expenses	$5,114,420	$5,149,697
Accrued bonuses	3,341,184	2,677,288
Accrued consulting and other professional fees	194,760	320,935
Accrued employee benefits	569,048	351,966
Other accrued expenses	220,469	210,904
Accrued expenses	$9,439,881	$8,710,790

7. Operating Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. The Company determines a lease exists if the contract conveys the right to control an identified asset for a period of time in exchange for consideration. Control is considered to exist when the lessee has the right to obtain substantially all of the economic benefits from the use of an identified asset as well as direct the right to use of that asset. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less on the lease commencement date. If a contract is considered to be a lease, the Company recognizes a lease liability based on the present value of the future lease payments over the expected lease term, with an offsetting entry to recognize a right-of-use asset. The Company has also elected to use the practical expedient and account for each lease component and related non-lease component as one single component. The lease component results in a right-of-use asset being recorded on the balance sheet and amortized as lease expense on a straight-line basis.

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

The Company identified and applied the following significant assumptions in recognizing the right-of-use asset and corresponding liability for the Lease and Lease Amendment:

●	Lease term – The lease term includes both the noncancelable period and, when applicable, cancelable option periods where failure to exercise such option would result in an economic penalty. The Company’s renewal option to extend is not reasonably certain of being exercised as of December 31, 2020.
●	Incremental borrowing rate – As the Company’s lease does not provide an implicit rate, the Company used an incremental borrowing rate (IBR), which is the rate incurred to borrow on a collateralized basis over a term similar to the term of the lease for which the rate is estimated. The Company determined the IBR to be 8% based on an estimated rate that considered the Company’s credit risk in the United States for a collateralized borrowing and lease term similar to the Lease.

As of December 31, 2020 the weighted-average remaining lease term was 2.8 years. There were no additional operating leases entered into during the year ended December 31, 2020.

The components of lease expense and related cash flows were as follows:

	Year Ended December 31,
	2020	2019
Operating lease cost	927,957	927,957
Variable lease cost	593,973	465,028
Total operating lease cost	$1,521,930	$1,392,985

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,051,190	$941,089

Maturities of lease liability due under these lease agreements as of December 31, 2020 were as follows:

Operating Lease
Obligation
2021	$1,077,420
2022	1,104,356
2023	940,890
2024	—
2025	—
Thereafter	—
Total	3,122,666
Present value adjustment	(304,102)
Present value of lease payments	$2,818,564

8. Stockholders’ Equity

Common Stock

At-The-Market Equity Offerings

On September 28, 2017, the Company entered into an at-the-market sales agreement (the 2017 Sales Agreement) with Cowen and Company, LLC (Cowen) to sell up to $100.0 million of the Company’s common stock registered under a shelf registration statement filed with the U.S. Securities and Exchange Commission in September 2017. During the year ended December 31, 2020, the Company issued and sold 4,136,742 shares of common stock under the 2017 Sales Agreement at a weighted average price per share of $3.52, for aggregate net proceeds of $14.1 million, after deducting commissions and offering expenses. There were no shares sold under the 2017 Sales Agreement during the years ended December 31, 2018 or 2019. The shelf registration statement under which the shares that could be sold under the 2017 Sales Agreement were registered, expired on October 6, 2020.

On October 7, 2020, the Company filed a prospectus supplement to a new shelf registration statement that it filed in May 2019 and entered into a new at-the-market sales agreement (the 2020 Sales Agreement) with Cowen. Under the 2020 Sales Agreement, the Company may sell up to $100.0 million of the Company’s common stock registered under the shelf registration statement that was filed in May 2019.  The 2020 Sales Agreement replaces the 2017 Sales Agreement between the Company and Cowen, and the $100.0 million that may be sold under the 2020 Sales Agreement excludes any amounts that were sold under the 2017 Sales Agreement. During the year ended December 31, 2020, the Company issued and sold 1,024,760 shares of common stock under the 2020 Sales Agreement at a weighted average price per share of $3.74, for aggregate net proceeds of $3.7 million, after deducting commissions and offering expenses. Subsequent to December 31, 2020 and through February 26, 2021, the Company sold an additional 2,475,949 shares of common stock under the 2020 Sales Agreement at a weighted average price of $3.92, for aggregate net proceeds of $9.4 million, after deducting commissions and offering expenses.

Public Offerings of Common Stock

In March 2018, the Company completed a public offering in which the Company sold 8,050,000 shares of its common stock at a price to the public of $17.00 per share. The Company received net proceeds of $128.4 million from this offering, after deducting underwriting discounts, commissions and other offering expenses.

Warrants to Acquire Company Stock

In connection with the prior issuance of convertible unsecured promissory notes, the Company issued warrants to purchase shares of common stock. During the year ended December 31, 2018, all of the outstanding warrants for an aggregate of 553,868 shares were exercised at an exercise price of $0.33; a total of 536,564 shares of common stock were issued to stockholders upon the net exercise of 546,709 outstanding warrants, and 7,159 shares of common stock were issued to stockholders upon the cash exercise of outstanding warrants, for total proceeds to the Company of $2,336. The Company no longer has any outstanding warrants to purchase shares of its capital stock.

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

A summary of the Company’s stock option activity under the 2003 Plan for the year ended December 31, 2020 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2019	382,337	$1.33	1.3
Options exercised	(285,087)	1.12
Options forfeited	—	—
Outstanding, Vested and Exercisable as of December 31, 2020	97,250	1.96	1.3	$175

During 2020, 2019 and 2018 the Company issued 285,087, 284,743 and 46,131 shares of common stock, respectively, in conjunction with exercises of stock options granted under the 2003 Plan. The Company received cash proceeds from the exercise of these stock options of $319,297, $318,912 and $59,659 during 2020, 2019 and 2018, respectively. Total intrinsic value of the options exercised during the years ended December 31, 2020, 2019 and 2018 was $921,168, $924,688 and $716,920, respectively.

As of December 31, 2020, the options under the 2003 Plan were fully expensed and all options outstanding under the 2003 Plan were fully vested. There were no options granted under the 2003 Plan in 2020, 2019 or 2018.

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

Stock Options

A summary of the Company’s stock option activity under the 2013 Plan for the year ended December 31, 2020 is as follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGREGATE
		AVERAGE	REMAINING	INTRINSIC
	OUTSTANDING	EXERCISE	CONTRACTUAL	VALUE (IN
	OPTIONS	PRICE	TERM(YEARS)	THOUSANDS)
Outstanding as of December 31, 2019	4,399,606	$10.43	6.8
Options granted	1,473,100	4.49
Options exercised	—	—
Options forfeited	(119,495)	8.65
Outstanding as of December 31, 2020	5,753,211	8.93	6.6	$101
Vested or expected to vest as of December 31, 2020	5,753,211	8.93	6.6	$101
Exercisable as of December 31, 2020	3,588,799	9.87	5.3	$—

As of December 31, 2020, there was $9,417,298 of total unrecognized compensation expense related to unvested options that will be recognized over a weighted-average period of approximately 2.2 years. The total fair value of options that vested in the years ended December 31, 2020, 2019 and 2018 was $7,347,548, $6,159,610 and $3,003,632, respectively. During the years ended December 31, 2019 and 2018, the Company received cash of $94,001 and $962,530, respectively, and issued 16,606 and 144,182 shares of common stock, respectively, in conjunction with exercises of stock options granted under the 2013 Plan. The intrinsic value of the options exercised for the years ended December 31, 2019 and 2018 was $97,429 and $1,344,026, respectively. There were no shares exercised under the 2013 Plan in 2020.

Restricted Stock Units (RSUs)

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In September 2019, the Company granted an aggregate of 332,106 RSUs with service conditions to the Company’s non-executive employees. The RSUs granted in September 2019 vest over a two-year period, with one-third vesting on the first anniversary of the date of grant and the remaining two-thirds vesting on the second anniversary of the date of grant, provided that the employee remains employed with the Company at the applicable vesting date. As of December 31, 2020, there was $464,263 of total unrecognized compensation expense associated with these RSU grants that will be recognized over a weighted-average period of approximately 0.7 years.

The following is a summary of RSU activity for the 2013 Plan for the year ended December 31, 2020:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2019	324,550	$4.53
Granted	—	—
Forfeited	(27,917)	4.53
Vested	(104,100)	4.53
Unvested at December 31, 2020	192,533	4.53

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

A summary of the Company’s stock option activity under the Inducement Plan for the year ended December 31, 2020 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2019	—	$—	—
Options granted	100,600	3.09
Options exercised	—	—
Options forfeited	—	—
Outstanding as of December 31, 2020	100,600	3.09	9.5	$71
Vested or expected to vest as of December 31, 2020	100,600	3.09	9.5	$71
Exercisable as of December 31, 2020	—	—	—	$—

As of December 31, 2020, there was $194,687 of total unrecognized compensation expense related to unvested options under the Inducement Plan that will be recognized over a weighted-average period of approximately 3.5 years. There were no options vested or exercised under the Inducement Plan during the year ended December 31, 2020.

The weighted-average fair value of the options granted during the years ended December 31, 2020, 2019 and 2018 was $3.17, $7.17 and $12.90 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	2020	2019	2018
Expected term	6.25 years	6.25 years	6.25 years
Expected volatility	84.40%	71.15%	73.75%
Risk-free interest rate	1.41%	2.54%	2.55%
Expected dividend yield	0%	0%	0%

Total stock-based compensation expense associated with stock options and RSUs was classified as follows on the statement of operations for the years ended December 31:

	2020	2019	2018
Research and development expense	$2,946,952	$2,402,242	$1,709,390
General and administrative expense	3,954,806	3,812,848	2,877,708
Total stock-based compensation expense	$6,901,758	$6,215,090	$4,587,098

9. Income Taxes

The components of the gross deferred tax asset and related valuation allowance at December 31 were as follows:

	2020	2019
Deferred income tax assets:
Net operating loss carryforward	$63,830,866	$53,391,629
Capitalized start-up costs	1,114,309	1,308,102
Patent amortization	88,949	104,419
Research and orphan drug credits	42,008,797	35,211,702
Stock-based compensation	6,778,569	4,935,232
Operating lease liabilities	775,598	996,861
Accrued bonus	919,410	736,723
Other	283,751	136,641
Gross deferred income tax assets	115,800,249	96,821,309
Valuation allowance	(115,016,323)	(95,850,031)
Net deferred income tax assets	783,926	971,278

Deferred income tax liabilities:
Operating lease right-of-use assets	(639,843)	(827,195)
Property and equipment	(144,083)	(144,083)
Gross deferred income tax liabilities	(783,926)	(971,278)
Net deferred income tax asset/(liability)	$—	$—

Based on the Company’s operating history and management’s expectation regarding future profitability, management believes the Company’s deferred tax assets will not be realizable under ASC 740, Income Taxes. Accordingly, a full valuation allowance has been established as of December 31, 2020 and 2019.

As of December 31, 2020, the Company had $232.0 million of U.S. Federal and state net operating losses, $9.6 million of research and development tax credits and $32.4 million of orphan drug tax credits available to carry forward. A portion of the net operating loss carryforwards will begin to expire in 2026, the research and development tax credits in 2023 and the orphan drug tax credit in 2033. Under current federal income tax laws, federal net operating losses incurred in 2020 and in future years may be carried forward, indefinitely, but the deductibility of such federal net operating losses is limited.

The Company’s tax attributes, including net operating losses and credits, are subject to any ownership changes as defined under Internal Revenue Code Sections 382 and 383. A change in ownership could affect the Company’s ability to utilize its net operating losses and credits. As of December 31, 2020, the Company does not believe that an ownership change has occurred. Any future ownership changes may cause a limitation on the Company’s ability to utilize existing tax attributes.

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

The Company did not have unrecognized tax benefits as of December 31, 2020 and 2019, and does not anticipate this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Reconciliations between the statutory federal income tax rate and the effective income tax rate of income tax expense is as follows as of December 31:

	2020	2019	2018
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes	5.7	5.7	5.7
Research credit	0.7	0.8	0.8
Orphan drug credit	9.8	8.8	10.4
Other	0.4	(0.1)	0.6
Stock-based compensation	—	—	(0.1)
Change in valuation allowance	(37.6)	(36.2)	(38.4)
Provision for income taxes	—%	—%	—%

10.  Research and License Agreements

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

The Company evaluated the Agreement under the provisions of ASC 606 and identified two performance obligations under this revenue arrangement: the (i) delivery of functional licenses and (ii) manufacture and supply of the Products. The initial transaction price consists of a $9.0 million non-refundable up-front payment which was allocated to the delivered functional licenses and recognized in full as revenue in the first quarter of 2020 given that the performance obligation was satisfied upon inception. The Agreement contains various forms of variable consideration, including (i) up to $75.0 million in development milestones based on achievement of certain clinical and regulatory events, (ii) up to $105.0 million of sales-based commercial milestones based on achievement of certain annual net sales targets, (iii) sales-based royalties at specified percentages of net sales ranging from the high single digits to 15%, and (iv) manufacture and supply of clinical and commercial Products. The Company has fully constrained the development milestone consideration using the most likely amount method and will recognize that revenue when it is probable that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. In September 2020, the Company received a non-refundable $1.0 million development milestone payment upon acceptance by Chinese regulatory authorities of a Phase 3 bridging study design to support registration in China. The Company recognized this $1.0 million payment as revenue in the quarter ended September 30, 2020. The Company will recognize revenue related to the sales-based commercial and royalty milestones and royalties at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied), as they were determined to relate predominantly to the licenses granted to Apollomics and, therefore, have been excluded from the transaction price. Lastly, the Company has determined that the consideration for the manufacturing and supply is all variable and is fully constrained. Variable consideration allocated to manufacturing and supply will be recognized at a point in time when the Product is delivered and when the title to the Product is transferred to the customer pursuant to the agreement. The Company reassesses the transaction price in each reporting period and upon the occurrence of a change in circumstances or final resolution of any particular event.

Pfizer

The Company previously entered into an exclusive license agreement with Pfizer Inc. (the Pfizer Agreement), under which the Company granted Pfizer an exclusive worldwide license to develop and commercialize products containing the Company’s product candidate, rivipansel, for all fields and uses, and further agreed to refrain from commercializing products for treatment or prevention of vaso-occlusive crisis in sickle cell disease. In August 2019, Pfizer announced that its pivotal Phase 3 clinical trial of rivipansel did not meet its primary or key secondary efficacy endpoints. Pfizer terminated the Pfizer Agreement, effective as of April 5, 2020, and the Company now holds all rights to the potential future development and commercialization of rivipansel and is free to commercialize any product in sickle cell disease. The Company did not earn any revenue or receive any payments from Pfizer during the year ended December 31, 2020 or 2019 and will not be eligible to receive any future payments from Pfizer following the termination of the Pfizer Agreement.

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

11. Employee Benefit Plan

The Company has a defined contribution plan under the Internal Revenue Code Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. For the years ended December 31, 2020 and 2019, the Company matched 50% up to the first 6% of employee contributions. For the year ended December 31, 2018, the Company made a discretionary match of 50% up to the first 3% of employee contributions. All matching contributions have been paid by the Company. The Company’s matching contributions vest in full immediately. The total Company matching contributions were approximately $252,000, $219,000 and $94,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

12. Risks and Uncertainties

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