Form 10-Q
period 2021-03-31
GLYCOMIMETICS INC
filed 2021-05-03
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large Accelerated Filer ☐           Accelerated Filer ☐Smaller Reporting Company ☒

Non-accelerated Filer   ☒     Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on April 30, 2021 was 51,539,010.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLYCOMIMETICS, INC.

Balance Sheets

	March 31,	December 31,
	2021	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$132,470,624	$137,035,017
Prepaid expenses and other current assets	1,238,243	1,238,328
Total current assets	133,708,867	138,273,345
Property and equipment, net	553,471	620,673
Prepaid research and development expenses	1,560,607	1,560,607
Deposits	52,320	52,320
Operating lease right-of-use asset	2,144,638	2,325,224
Total assets	$138,019,903	$142,832,169
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$2,140,800	$2,089,939
Accrued expenses	7,777,918	9,439,881
Operating lease liabilities	923,433	898,549
Total current liabilities	10,842,151	12,428,369
Noncurrent accrued expenses	373,911	264,329
Noncurrent operating lease liabilities	1,680,321	1,920,015
Total liabilities	12,896,383	14,612,713
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 51,539,010 shares issued and outstanding at March 31 ,2021; 49,017,622 shares issued and outstanding at December 31, 2020	51,539	49,018
Additional paid-in capital	448,815,593	437,639,991
Accumulated deficit	(323,743,612)	(309,469,553)
Total stockholders’ equity	125,123,520	128,219,456
Total liabilities and stockholders’ equity	$138,019,903	$142,832,169

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2021	2020
Revenue	$1,055,441	$9,000,000

Costs and expenses:
Research and development expense	11,147,236	12,668,260
General and administrative expense	4,188,110	4,439,760
Total costs and expenses	15,335,346	17,108,020
Loss from operations	(14,279,905)	(8,108,020)
Interest income	5,846	445,416
Net loss and comprehensive loss	$(14,274,059)	$(7,662,604)
Basic and diluted net loss per common share	$(0.28)	$(0.18)
Basic and diluted weighted-average number of common shares	50,697,183	43,575,590

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Stockholders’ Equity

	Three Months Ended March 31, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	49,017,622	$49,018	$437,639,991	$(309,469,553)	$128,219,456
Issuance of common stock, net of issuance costs	2,517,603	2,517	9,557,182	—	9,559,699
Exercise of options	3,785	4	4,235	—	4,239
Stock-based compensation	—	—	1,614,185	—	1,614,185
Net loss	—	—		(14,274,059)	(14,274,059)
Balance at March 31, 2021	51,539,010	$51,539	$448,815,593	$(323,743,612)	$125,123,520

	Three Months Ended March 31, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	43,466,933	$43,465	$412,599,772	$(258,442,650)	$154,200,587
Exercise of options	116,046	116	129,856	—	129,972
Stock-based compensation	—	—	1,822,148	—	1,822,148
Net loss	—	—	—	(7,662,604)	(7,662,604)
Balance at March 31, 2020	43,582,979	$43,581	$414,551,776	$(266,105,254)	$148,490,103

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(14,274,059)	$(7,662,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	68,088	68,191
Loss on disposal of assets	2,174	—
Non-cash lease expense	180,586	164,262
Stock-based compensation expense	1,614,185	1,822,148
Changes in assets and liabilities:
Prepaid expenses and other current assets	85	2,267,641
Accounts payable	50,861	1,698,622
Accrued expenses	(1,661,963)	(2,059,678)
Noncurrent accrued expenses	109,582	393,273
Operating lease liabilities	(214,810)	(191,994)
Net cash used in operating activities	(14,125,271)	(3,500,139)

Investing activities
Purchases of property and equipment	(3,060)	(8,136)
Net cash used in investing activities	(3,060)	(8,136)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	9,559,699	—
Proceeds from exercise of stock options	4,239	129,972
Net cash provided by financing activities	9,563,938	129,972
Net change in cash and cash equivalents	(4,564,393)	(3,378,303)
Cash and cash equivalents, beginning of period	137,035,017	158,201,441
Cash and cash equivalents, end of period	$132,470,624	$154,823,138

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

Unaudited Financial Statements

The accompanying balance sheet as of March 31, 2021, statements of operations and comprehensive loss and stockholders’ equity for the three months ended March 31, 2021 and 2020 and statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2020 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2021. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2021 and its results of operations and changes in its stockholders’ equity for the three months ended March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020. The December 31, 2020 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2021 and 2020 are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of March 31, 2021 and December 31, 2020. The carrying value of cash held in money market funds of $130.5 million and $135.0 million as of March 31, 2021 and December 31, 2020, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

The Company enters into licensing agreements which are within the scope of Topic 606, under which it licenses certain of its drug candidates’ rights to third parties. The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of the licensed product, if and when earned. See Note 9 for additional information regarding the Company’s license agreement.

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

Manufacturing and Supply: The promises under the Company’s agreements may include clinical and/or commercial manufacturing products to be provided by the Company to the counterparty. The services are generally determined to be distinct from the other promises or performance obligations identified in the arrangement. The Company recognizes the transaction price allocated to these services as revenue at a point in time when transfer of control of the related products to the customer occurs.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average common shares outstanding, as they would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Stock options and restricted stock units	7,088,005	6,291,212

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three months ended March 31, 2021 and 2020, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Standards

Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12. ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including deferred taxes for goodwill and allocating taxes for members of a consolidated group. ASU 2019-12 was effective for all entities for fiscal years beginning after December 15, 2020, and earlier adoption is permitted. As of January 1, 2021, the Company adopted the standard, which did not have a material impact on the Company's financial statements.

Accounting Standards Not Yet Adopted

With the exception of the new standard discussed above, there have been no new accounting pronouncements that have significance, or potential significance, to the Company’s financial statements.

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	March 31,	December 31,
	2021	2020
Prepaid research and development expenses	$413,190	$965,504
Other prepaid expenses	380,485	270,675
Other receivables	444,568	2,149
Prepaid expenses and other current assets	$1,238,243	$1,238,328

4. Property and Equipment

Property and equipment, net consists of the following:

	March 31,	December 31,
	2021	2020
Furniture and fixtures	$345,712	$345,712
Laboratory equipment	1,401,245	1,446,596
Office equipment	16,755	16,755
Computer equipment	300,009	327,776
Leasehold improvements	616,133	616,133
Property and equipment	2,679,854	2,752,972
Less accumulated depreciation	(2,126,383)	(2,132,299)
Property and equipment, net	$553,471	$620,673

Depreciation expense was $68,088 and $68,191 for the three months ended March 31, 2021 and 2020, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	March 31,	December 31,
	2021	2020
Accrued research and development expenses	$5,280,150	$5,114,420
Accrued bonuses	1,323,377	3,341,184
Accrued consulting and other professional fees	306,298	194,760
Accrued employee benefits	761,195	569,048
Other accrued expenses	106,898	220,469
Accrued expenses	$7,777,918	$9,439,881

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

The Company identified and applied the following significant assumptions in recognizing the right-of-use asset and corresponding liability for the Lease and Lease Amendment:

●	Lease term – The lease term includes both the noncancelable period and, when applicable, cancelable option periods where failure to exercise such option would result in an economic penalty. The Company’s renewal option to extend was not reasonably certain of being exercised as of March 31, 2021.

●	Incremental borrowing rate – As the Company’s lease does not provide an implicit rate, the Company used an incremental borrowing rate, or IBR, which is the rate incurred to borrow on a collateralized basis over a term similar to the term of the lease for which the rate is estimated. The Company determined the IBR to be 8.0% based on an estimated rate that considered the Company’s credit risk in the United States for a collateralized borrowing and term similar to the Lease.

As of March 31, 2021, the weighted-average remaining lease term was 2.6 years. There were no additional operating leases entered into during the three months ended March 31, 2021.

The components of lease expense and related cash flows were as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$231,989	$231,989
Variable lease cost	146,421	161,946
Total operating lease cost	$378,410	$393,935

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$266,215	$259,722

Maturities of lease liability due under these lease agreements as of March 31, 2021 were as follows:

Operating Lease
Obligation
April 1, 2021 - December 31, 2021	$811,205
2022	1,104,356
2023	940,890
2024	—
2025	—
Thereafter	—
Total	2,856,451
Present value adjustment	(252,697)
Present value of lease payments	$2,603,754

7. Stockholders’ Equity

At-The-Market Sales Facility

On September 28, 2017, the Company entered into an at-the-market sales agreement (the 2017 Sales Agreement) with Cowen and Company, LLC (Cowen) to sell up to $100.0 million of the Company’s common stock registered under a shelf registration statement filed with the U.S. Securities and Exchange Commission in September 2017. The shelf registration statement under which the shares that could be sold under the 2017 Sales Agreement were registered expired on October 6, 2020. There were no shares sold under the September 2017 Sales Agreement during the three months ended March 31, 2020.

On October 7, 2020, the Company filed a prospectus supplement to a shelf registration statement that it filed in May 2019 and entered into a new at-the-market sales agreement (the 2020 Sales Agreement) with Cowen. Under the 2020 Sales Agreement, the Company may sell up to $100.0 million of the Company’s common stock registered under the shelf registration statement that was filed in May 2019. The 2020 Sales Agreement replaces the 2017 Sales Agreement between the Company and Cowen, and the $100.0 million that may be sold under the 2020 Sales Agreement excludes any amounts that were sold under the 2017 Sales Agreement. During the three months ended March 31, 2021, the Company issued and sold 2,517,603 shares of common stock under the 2020 Sales Agreement at a weighted average price per share of $3.92, for aggregate net proceeds of $9.6 million, after deducting commissions and offering expenses. As of March 31, 2021, approximately $86.3 million remained available to be sold under the terms of the 2020 Sales Agreement. Subsequent to March 31, 2021, there have been no additional sales under the 2020 Sales Agreement.

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

A summary of the Company’s stock option activity under the 2003 Plan for the three months ended March 31, 2021 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2020	97,250	$1.96	1.3
Options exercised	(3,785)	1.12
Options forfeited	—	—
Outstanding, Vested and Exercisable as of March 31, 2021	93,465	2.00	1.0	$95

As of March 31, 2021, outstanding options under the 2003 Plan were fully expensed and all shares underlying outstanding options were fully vested. Total intrinsic value of the options exercised during the three months ended March 31, 2021 and 2020 was $8,668 and $459,098, respectively, and total cash received for options exercised was $4,239 and $129,972 during the three months ended March 31, 2021 and 2020, respectively.

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

A summary of the Company’s stock option activity under the 2013 Plan for the three months ended March 31, 2021 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2020	5,753,211	$8.93	6.6
Options granted	823,400	3.80
Options exercised	—	—
Options forfeited	(253,817)	7.33
Outstanding as of March 31, 2021	6,322,794	8.34	6.4	$2
Vested or expected to vest as of March 31, 2021	6,322,794	8.34	6.4	2
Exercisable as of March 31, 2021	4,038,025	9.50	5.0	—

As of March 31, 2021, there was $9,254,305 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 2.3 years. There were no options exercised under the 2013 Plan during the three months ended March 31, 2021 and 2020. The total fair value of shares underlying options which vested in the three months ended March 31, 2021 and 2020 was $2,269,172 and $2,618,307, respectively.

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. During the three months ended March 31, 2021, the Company awarded RSUs under the 2013 Plan to all of its employees. The RSUs granted vest over four years in equal installments on each anniversary of the grant date. Compensation expense is recognized on a straight-line basis. As of March 31, 2021, there was $1,679,177 of total unrecognized compensation expense associated with outstanding RSU grants that will be recognized over a weighted-average period of approximately 2.3 years.

The following is a summary of RSU activity under the 2013 Plan for the three months ended March 31, 2021:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2020	192,533	$4.53
Granted	413,113	3.82
Forfeited	(34,500)	3.81
Vested	—	—
Unvested at March 31, 2021	571,146	4.06

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

A summary of the Company’s stock option activity under the Inducement Plan for the three months ended March 31, 2021 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2020	100,600	$3.09	9.5
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Outstanding as of March 31, 2021	100,600	3.09	9.2	$39
Vested or expected to vest as of March 31, 2021	100,600	3.09	9.2	39
Exercisable as of March 31, 2021	1,500	2.06	9.0	1

As of March 31, 2021, there was $181,030 of total unrecognized compensation expense related to unvested options under the Inducement Plan that will be recognized over a weighted-average period of approximately 3.3 years. The total fair value of shares underlying options which vested in the three months ended March 31, 2021 was $2,205. There were no options that vested during the three months ended March 31, 2020. There were no options exercised under the Inducement Plan during the three months ended March 31, 2021 and 2020.

The weighted-average fair value of the options granted under the 2013 Plan and Inducement Plan during the three months ended March 31, 2021 and 2020 was $2.70 per share and $3.35 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Expected term	6.25 years	6.25 years
Expected volatility	83.72%	84.30%
Risk-free interest rate	0.63%	1.59%
Expected dividend yield	0%	0%

Stock-based compensation expense was classified on the statements of operations as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Research and development expense	$688,972	$736,030
General and administrative expense	925,213	1,086,118
Total stock-based compensation expense	$1,614,185	$1,822,148

8. Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2021 and 2020. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at March 31, 2021 and December 31, 2020.

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

The Company evaluated the Agreement under the provisions of ASC 606 and identified two performance obligations under this revenue arrangement: the (i) delivery of functional licenses and (ii) manufacture and supply of the Products. The initial transaction price consists of a $9.0 million non-refundable up-front payment which was allocated to the delivered functional licenses and recognized in full as revenue in the first quarter of 2020 given that the performance obligation was satisfied upon inception. The Agreement contains various forms of variable consideration, including (i) up to $75.0 million in development milestones based on achievement of certain clinical and regulatory events, (ii) up to $105.0 million of sales-based commercial milestones based on achievement of certain annual net sales targets, (iii) sales-based royalties at specified percentages of net sales ranging from the high single digits to 15%, and (iv) manufacture and supply of clinical and commercial Products. The Company has fully constrained the development milestone consideration using the most likely amount method and will recognize that revenue when it is probable that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. In September 2020, the Company received a non-refundable $1.0 million development milestone payment upon acceptance by Chinese regulatory authorities of a Phase 3 bridging study design to support registration in China. The Company recognized this $1.0 million payment as revenue in the third quarter of year ended December 31, 2020. The Company will recognize revenue related to the sales-based commercial and royalty milestones and royalties at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied), as they were determined to relate predominantly to the licenses granted to Apollomics and, therefore, have been excluded from the transaction price. Lastly, the Company has determined that the consideration for the manufacturing and supply is all variable and is fully constrained. Variable consideration allocated to manufacturing and supply will be recognized at a point in time when the Product is delivered and when the title to the Product is transferred to the customer pursuant to the agreement. The Company reassesses the transaction price in each reporting period and upon the occurrence of a change in circumstances or final resolution of any particular event.

In June 2020, the Company and Apollomics entered into a clinical supply agreement pursuant to which the Company will manufacture and supply the Products at agreed upon prices. Apollomics has the option to begin manufacture of the Products after appropriate material transfer requirements are met. During the three months ended March 31, 2021, the Company recognized $1.1 million as revenue from the sale of clinical supplies to Apollomics.

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

The impact of the COVID-19 pandemic on the Company’s business and financial performance is uncertain and depends on various factors, including the duration of the pandemic, government restrictions and other actions, including relief measures and mass vaccination efforts, implemented to address the impact of the pandemic, and resulting impacts on the financial markets and overall economy. The imposition of “lockdown,” “social distancing” and “shelter in place” directives by state and federal governments in the United States as well as governments in other regions of the world in response to the COVID-19 pandemic, including in locations in which its Phase 3 clinical trial of uproleselan is being conducted, resulted in slowed clinical site initiation, patient recruitment and enrollment rates early in the pandemic. Enrollment rates have returned to forecasted levels since the lockdowns. However, the COVID-19 infection rates continue to fluctuate which could negatively affect enrollment going forward. The Company is unable to determine the extent of the impact of the pandemic on its operations and financial condition going forward. These developments are highly uncertain and unpredictable, and may materially adversely affect the Company’s financial position and results of operations. The Company continues to closely monitor the COVID-19 situation and any potential impact to its planned activities.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2021.

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

Our lead glycomimetic drug candidate, uproleselan, is a specific E-selectin inhibitor that we are developing to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, a life-threatening hematologic cancer, and potentially other hematologic cancers. In 2018, we commenced a randomized, double-blind, placebo-controlled Phase 3 pivotal clinical trial to evaluate uproleselan in individuals with relapsed/refractory AML, the design of which was based on guidance received from the U.S. Food and Drug Administration, or FDA. We intend to enroll approximately 380 adult patients with relapsed or refractory AML at centers in the United States, Canada, Europe and Australia. We expect to complete enrollment of the trial by year-end 2021. In 2018, we also signed a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, part of the National

Institutes of Health, to conduct a Phase 2/3 randomized, controlled clinical trial testing the addition of uproleselan to a standard chemotherapy regimen. The trial opened for enrollment in early 2019 and enrolled the first patient in April 2019.

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

We have financed our operations primarily through private placements of our securities, up-front and milestone payments under our license and collaboration agreements and the net proceeds from public offerings of common stock, including sales of common stock under at-the-market sales facilities with Cowen and Company LLC, or Cowen. We have no approved drugs currently available for sale, and substantially all of our revenue to date has been revenue from up-front and milestone payments under license and collaboration agreements.

Since inception, we have incurred significant operating losses. We had an accumulated deficit of $323.7 million as of March 31, 2021 and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

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

Our Collaboration and License Agreements

Apollomics

In January 2020, we entered into an exclusive collaboration and license agreement with Apollomics (Hong Kong) Limited, or Apollomics, for the development and commercialization of uproleselan and GMI-1687 in Mainland China, Hong Kong, Macau and Taiwan, also known as Greater China. Under the terms of the agreement, Apollomics will be responsible for clinical development and commercialization in Greater China. We will also collaborate with Apollomics to advance the preclinical and clinical development of GMI-1687. We received an upfront cash payment of $9.0 million and in September 2020 received a $1.0 million development milestone payment. Subject to the terms of the agreement, we will be eligible to receive potential further milestone payments totaling approximately $179.0 million, as well as tiered royalties ranging from the high single digits to 15%, as a percentage of net sales. Apollomics will be responsible for all costs related to development, regulatory approvals, and commercialization activities for uproleselan and GMI-1687 in Greater China, and we and Apollomics expect to enter into clinical and commercial supply agreements with respect to our provision of uproleselan and GMI-1687 to Apollomics. We retain all rights for both compounds in the rest of the world.

In September 2020, the China National Medical Products Administration (NMPA) Center for Drug Evaluation (CDE) granted IND approval for uproleselan (APL-106) enabling the initiation of a Phase 1 pharmacokinetics and tolerability study and includes acceptance of a Phase 3 bridging study of APL-106 in combination with chemotherapy in relapsed/refractory AML. In January 2021, APL-106 was granted Breakthrough Therapy Designation from the China NMPA CDE for the treatment of relapsed/refractory AML.

In June 2020, we entered into a clinical supply agreement with Apollomics under which we will manufacture and supply uproleselan product to Apollomics at agreed upon prices. Apollomics has the option to begin manufacture after appropriate material transfer requirements are met. During the three months ended March 31, 2021, we recognized $1.1 million in revenue from the sale of clinical supplies to Apollomics under the clinical supply agreement.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have not been any material changes to our critical accounting policies since December 31, 2020.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, fees for accounting and consulting services and corporate insurance premiums. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

The following table sets forth our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2021	2020	Change
Revenue	$1,055	$9,000	$(7,945)
Costs and expenses:
Research and development expense	11,147	12,668	(1,521)
General and administrative expense	4,188	4,440	(252)
Total costs and expenses	15,335	17,108	(1,773)
Loss from operations	(14,280)	(8,108)	(6,172)
Interest income	6	445	(439)
Net loss and comprehensive loss	$(14,274)	$(7,663)	$(6,611)

Revenue

During the three months ended March 31, 2021 and 2020, revenue was $1.1 million and $9.0 million, respectively, all of which was the result of payments received under the Apollomics Agreement for the development and commercialization of uproleselan and GMI-1687 in Greater China. During the three months ended March 31, 2021, we recognized $1.1 million in revenue from the sale of clinical supplies to Apollomics under the clinical supply agreement. In January 2020, we recognized $9.0 million in revenue from an upfront milestone payment.

Research and Development Expense

The following table summarizes our research and development expense by functional area for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2021	2020	Change
Clinical development	$4,654	$5,023	$(369)
Manufacturing and formulation	2,290	3,137	(847)
Contract research services, consulting and other costs	542	568	(26)
Laboratory costs	513	574	(61)
Personnel-related	2,459	2,630	(171)
Stock-based compensation	689	736	(47)
Research and development expense	$11,147	$12,668	$(1,521)

The following table summarizes our research and development expense by drug candidate for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2021	2020	Change
Uproleselan	$6,727	$8,161	$(1,434)
GMI-1359	234	104	130
Other research and development	1,038	1,037	1
Personnel-related and stock-based compensation	3,148	3,366	(218)
Research and development expense	$11,147	$12,668	$(1,521)

During the three months ended March 31, 2021, our research and development expense decreased by $1.5 million or 12%, compared to the same period in 2020 primarily related to lower clinical assay development and manufacturing expenses related to uproleselan.

General and Administrative Expense

The following table summarizes the components of our general and administrative expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Period-to-Period
(in thousands)	2021	2020	Change
Personnel-related	$1,605	$1,607	$(2)
Stock-based compensation	925	1,086	(161)
Legal, consulting and other professional expenses	1,468	1,508	(40)
Other	190	239	(49)
General and administrative expense	$4,188	$4,440	$(252)

During the three months ended March 31, 2021, our general and administrative expense decreased by $252,000, or 6%, compared to the same period in 2020 primarily due to lower stock-based compensation.

Interest Income

During the three months ended March 31, 2021 interest income decreased by $439,000, or 98%, compared to the same period in 2020, due to lower average cash balances and lower interest rates on those balances.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations primarily through public offerings and private placements of our capital stock, including sales agreements with Cowen, and upfront and milestone payments from our license and collaboration agreements. As of March 31, 2021, we had $132.5 million in cash and cash equivalents.

In October 2020, we filed a prospectus supplement to a shelf registration statement that we filed in May 2019 and entered into a new at-the-market sales agreement, or the 2020 Sales Agreement, with Cowen. Under the 2020 Sales Agreement, we may sell up to $100.0 million of our common stock registered under the shelf registration statement that we filed in May 2019. During the year ended December 31, 2020, we sold 1,024,760 shares of common stock under the 2020 Sales Agreement at a weighted average price of $3.74, for aggregate net proceeds of $3.7 million, after deducting commissions and offering expenses. During the three months ended March 31, 2021, we sold an additional 2,517,603 shares of common stock under the 2020 Sales Agreement at a weighted average price of $3.92, for aggregate net proceeds of $9.6 million, after deducting commissions and offering expenses. As of March 31, 2021, we have approximately $86.3 million remaining available to be sold the terms of the 2020 Sales Agreement. Subsequent to March 31, 2021, there have been no additional sales under the 2020 Sales Agreement.

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

Cash Flows

The following is a summary of our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(14,125)	$(3,500)
Investing activities	(3)	(8)
Financing activities	9,564	130
Net change in cash and cash equivalents	$(4,564)	$(3,378)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 and 2020 was primarily the result of ongoing costs associated with our uproleselan clinical development programs which includes costs for project support, investigator site start-up and administrative costs and patient enrollment fees. These cash expenses were offset by non-cash expenses for stock-based compensation, lease expense and depreciation, and for the three months ended March 31, 2020, the upfront and clinical development milestone payment of $9.0 million received from Apollomics.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 and 2020 was for computer, office and laboratory equipment.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2021 primarily consisted of the net proceeds received from our at-the-market facility with Cowen of $9.6 million. Net cash provided by financing activities for the three months ended March 31, 2020 consisted solely of proceeds from stock option exercises.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2021, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $132.5 million and $137.0 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors as of the date of this quarterly report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 2, 2021.

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

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.	Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

GLYCOMIMETICS, INC.

Date: May 3, 2021	By:	/s/ Brian M. Hahn
Brian M. Hahn
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)