Form 10-Q
period 2021-06-30
GLYCOMIMETICS INC
filed 2021-08-05
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on August 3, 2021 was 51,539,010.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLYCOMIMETICS, INC.

Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$118,854,094	$137,035,017
Prepaid expenses and other current assets	1,460,867	1,238,328
Total current assets	120,314,961	138,273,345
Property and equipment, net	491,088	620,673
Prepaid research and development expenses	1,560,607	1,560,607
Deposits	52,320	52,320
Operating lease right-of-use asset	1,959,703	2,325,224
Total assets	$124,378,679	$142,832,169
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$1,174,589	$2,089,939
Accrued expenses	8,125,541	9,439,881
Lease liabilities	948,787	898,549
Total current liabilities	10,248,917	12,428,369
Noncurrent accrued expenses	408,323	264,329
Lease liabilities, net of current portion	1,435,019	1,920,015
Total liabilities	12,092,259	14,612,713
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 51,539,010 shares issued and outstanding at June 30, 2021; 49,017,622 shares issued and outstanding at December 31, 2020	51,539	49,018
Additional paid-in capital	450,377,754	437,639,991
Accumulated deficit	(338,142,873)	(309,469,553)
Total stockholders’ equity	112,286,420	128,219,456
Total liabilities and stockholders’ equity	$124,378,679	$142,832,169

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$142	$—	$1,055,582	$9,000,000

Costs and expenses:
Research and development expense	10,167,282	9,870,813	21,314,517	22,539,073
General and administrative expense	4,237,342	4,234,917	8,425,452	8,674,677
Total costs and expenses	14,404,624	14,105,730	29,739,969	31,213,750
Loss from operations	(14,404,482)	(14,105,730)	(28,684,387)	(22,213,750)
Interest income	5,221	26,701	11,067	472,117
Net loss and comprehensive loss	$(14,399,261)	$(14,079,029)	$(28,673,320)	$(21,741,633)
Basic and diluted net loss per common share	$(0.28)	$(0.32)	$(0.56)	$(0.50)
Basic and diluted weighted-average number of common shares	51,539,010	43,801,251	51,118,096	43,688,420

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	49,017,622	$49,018	$437,639,991	$(309,469,553)	$128,219,456
Issuance of common stock, net of issuance costs	2,517,603	2,517	9,557,182	—	9,559,699
Exercise of options	3,785	4	4,235	—	4,239
Stock-based compensation	—	—	1,614,185	—	1,614,185
Net loss	—	—	—	(14,274,059)	(14,274,059)
Balance at March 31, 2021	51,539,010	51,539	448,815,593	(323,743,612)	125,123,520
Stock-based compensation	—	—	1,562,161	—	1,562,161
Net loss	—	—	—	(14,399,261)	(14,399,261)
Balance at June 30, 2021	51,539,010	$51,539	$450,377,754	$(338,142,873)	$112,286,420

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	43,466,933	$43,465	$412,599,772	$(258,442,650)	$154,200,587
Exercise of options	116,046	116	129,856	—	129,972
Stock-based compensation	—	—	1,822,148	—	1,822,148
Net loss	—	—	—	(7,662,604)	(7,662,604)
Balance at March 31, 2020	43,582,979	43,581	414,551,776	(266,105,254)	148,490,103
Issuance of common stock, net of issuance costs	3,126,709	3,127	9,571,010	—	9,574,137
Exercise of options	5,010	5	5,606	—	5,611
Stock-based compensation	—	—	1,761,674	—	1,761,674
Net loss	—	—	—	(14,079,029)	(14,079,029)
Balance at June 30, 2020	46,714,698	$46,713	$425,890,066	$(280,184,283)	$145,752,496

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(28,673,320)	$(21,741,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	135,573	135,872
Loss on disposal of assets	2,174	—
Non-cash lease expense	365,521	332,413
Stock-based compensation	3,176,346	3,583,822
Changes in assets and liabilities:
Prepaid expenses and other current assets	(222,539)	812,917
Accounts payable	(915,351)	(70,944)
Accrued expenses	(1,314,340)	(1,230,997)
Noncurrent accrued expenses	143,994	515,144
Lease liabilities	(434,757)	(388,646)
Net cash used in operating activities	(27,736,699)	(18,052,052)

Investing activities
Purchases of property and equipment	(8,162)	(14,519)
Net cash used in investing activities	(8,162)	(14,519)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	9,559,699	9,574,137
Proceeds from exercise of stock options	4,239	135,583
Net cash provided by financing activities	9,563,938	9,709,720
Net change in cash and cash equivalents	(18,180,923)	(8,356,851)
Cash and cash equivalents, beginning of period	137,035,017	158,201,441
Cash and cash equivalents, end of period	$118,854,094	$149,844,590

Non-cash investing and financing activities
Property acquisition costs included in accounts payable	$—	$6,592

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

Unaudited Financial Statements

The accompanying balance sheet as of June 30, 2021, statements of operations and comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2020 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2021. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2021 and its results of operations and changes in its stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020. The December 31, 2020 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2021 and 2020 are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of June 30, 2021 and December 31, 2020. The carrying value of cash held in money market funds of $116.9 million and $135.0 million as of June 30, 2021 and December 31, 2020, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs).

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average common shares outstanding, as they would be anti-dilutive:

	Six Months Ended June 30,
	2021	2020
Stock options and restricted stock units	6,596,390	6,429,701

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and six months ended June 30, 2021 and 2020, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Standards

Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12. ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including deferred taxes for goodwill and allocating taxes for members of a consolidated group. ASU 2019-12 was effective for all entities for fiscal years beginning after December 15, 2020. As of January 1, 2021, the Company adopted the standard, which did not have a material impact on the Company's financial statements.

Accounting Standards Not Yet Adopted

With the exception of the new standard discussed above, there have been no new accounting pronouncements that have significance, or potential significance, to the Company’s financial statements.

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	June 30,	December 31,
	2021	2020
Prepaid research and development expenses	$938,913	$965,504
Other prepaid expenses	520,298	270,675
Other receivables	1,656	2,149
Prepaid expenses and other current assets	$1,460,867	$1,238,328

4. Property and Equipment

Property and equipment, net consists of the following:

	June 30,	December 31,
	2021	2020
Furniture and fixtures	$345,712	$345,712
Laboratory equipment	1,406,346	1,446,596
Office equipment	16,755	16,755
Computer equipment	300,010	327,776
Leasehold improvements	616,133	616,133
Property and equipment	2,684,956	2,752,972
Less accumulated depreciation	(2,193,868)	(2,132,299)
Property and equipment, net	$491,088	$620,673

Depreciation expense was $67,485 and $67,681 for the three months ended June 30, 2021 and 2020, respectively, and $135,573 and $135,872 for the six months ended June 30, 2021 and 2020, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	June 30,	December 31,
	2021	2020
Accrued research and development expenses	$4,769,711	$5,114,420
Accrued bonuses	2,002,407	3,341,184
Accrued consulting and other professional fees	380,181	194,760
Accrued employee benefits	785,276	569,048
Other accrued expenses	187,966	220,469
Accrued expenses	$8,125,541	$9,439,881

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

The Company identified and applied the following significant assumptions in recognizing the right-of-use asset and corresponding liability for the Lease and Lease Amendment:

●	Lease term – The lease term includes both the noncancelable period and, when applicable, cancelable option periods where failure to exercise such option would result in an economic penalty. The Company’s renewal option to extend was not reasonably certain of being exercised as of June 30, 2021.

●	Incremental borrowing rate – As the Company’s lease does not provide an implicit rate, the Company used an incremental borrowing rate, or IBR, which is the rate incurred to borrow on a collateralized basis over a term similar to the term of the lease for which the rate is estimated. The Company determined the IBR to be 8.0% based on an estimated rate that considered the Company’s credit risk in the United States for a collateralized borrowing and term similar to the Lease.

As of June 30, 2021, the weighted-average remaining lease term was 2.3 years. There were no additional operating leases entered into during the six months ended June 30, 2021.

The components of lease expense and related cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$231,989	$231,989	$463,979	$463,979
Variable lease cost	51,608	144,009	198,029	305,955
Total operating lease cost	$283,597	$375,998	$662,008	$769,934

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$267,001	$260,489	$533,216	$520,211

Maturities of lease liability due under these lease agreements as of June 30, 2021 were as follows:

Operating Lease
Obligation
July 1, 2021 - December 31, 2021	$544,253
2022	1,104,356
2023	940,840
2024	—
2025	—
Thereafter	—
Total	2,589,449
Present value adjustment	(205,643)
Present value of lease payments	$2,383,806

7. Stockholders’ Equity

At-The-Market Sales Facility

On September 28, 2017, the Company entered into an at-the-market sales agreement (the 2017 Sales Agreement) with Cowen and Company, LLC (Cowen) to sell up to $100.0 million of the Company’s common stock registered under a shelf registration statement filed with the U.S. Securities and Exchange Commission in September 2017. During the six months ended June 30, 2020, the Company issued and sold 3,126,709 shares of common stock under the 2017 Sales Agreement. The shares were sold at a weighted average per share of $3.16, for aggregate net proceeds of $9.6 million, after deducting commissions and offering expenses. The shelf registration statement under which the shares that could be sold under the 2017 Sales Agreement were registered expired on October 6, 2020.

On October 7, 2020, the Company filed a prospectus supplement to a shelf registration statement that it filed in May 2019 and entered into a new at-the-market sales agreement (the 2020 Sales Agreement) with Cowen. Under the 2020 Sales Agreement, the Company may sell up to $100.0 million of the Company’s common stock registered under the shelf registration statement that was filed in May 2019. The 2020 Sales Agreement replaces the 2017 Sales Agreement between the Company and Cowen, and the $100.0 million that may be sold under the 2020 Sales Agreement excludes any amounts that were sold under the 2017 Sales Agreement. During the six months ended June 30, 2021, the Company issued and sold 2,517,603 shares of common stock under the 2020 Sales Agreement at a weighted average price per share of $3.92, for aggregate net proceeds of $9.6 million, after deducting commissions and offering expenses. As of June 30, 2021, approximately $86.3 million remained available to be sold under the terms of the 2020 Sales Agreement. Subsequent to June 30, 2021, there have been no additional sales under the 2020 Sales Agreement.

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

A summary of the Company’s stock option activity under the 2003 Plan for the six months ended June 30, 2021 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2020	97,250	$1.96	1.3
Options exercised	(3,785)	1.12
Options forfeited	—	—
Outstanding, Vested and Exercisable as of June 30, 2021	93,465	2.00	0.8	$31

As of June 30, 2021, outstanding options under the 2003 Plan were fully expensed and all shares underlying outstanding options were fully vested. Total intrinsic value of the options exercised during the six months ended June 30, 2021 and 2020 was $8,668 and $468,458, respectively, and total cash received for options exercised was $4,239 and $135,583 during the six months ended June 30, 2021 and 2020, respectively.

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

A summary of the Company’s stock option activity under the 2013 Plan for the six months ended June 30, 2021 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2020	5,753,211	$8.93	6.6
Options granted	898,100	3.70
Options exercised	—	—
Options forfeited	(815,132)	8.32
Outstanding as of June 30, 2021	5,836,179	8.22	6.8	$—
Vested or expected to vest as of June 30, 2021	5,836,179	8.22	6.8	—
Exercisable as of June 30, 2021	4,128,319	9.17	5.2	—

As of June 30, 2021, there was $8,015,737 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 2.1 years. There were no options exercised under the 2013 Plan during the six months ended June 30, 2021 and 2020. The total fair value of shares underlying options which vested in the six months ended June 30, 2021 and 2020 was $3,745,954 and $5,014,602, respectively.

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. During the six months ended June 30, 2021, the Company awarded RSUs under the 2013 Plan to all of its employees. The RSUs granted vest over four years in equal installments on each anniversary of the grant date. Compensation expense is recognized on a straight-line basis. As of June 30, 2021, there was $1,456,954 of total unrecognized compensation expense associated with outstanding RSU grants that will be recognized over a weighted-average period of approximately 1.9 years.

The following is a summary of RSU activity under the 2013 Plan for the six months ended June 30, 2021:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2020	192,533	$4.53
Granted	444,613	3.72
Forfeited	(46,492)	3.83
Vested	—	—
Unvested at June 30, 2021	590,654	3.98

Inducement Plan

In January 2020, the Company’s board of directors adopted the GlycoMimetics, Inc. Inducement Plan (the Inducement Plan). The Inducement Plan provides for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other forms of stock awards to individuals not previously an employee or director of the Company as an inducement for such individuals to join the Company. Unless otherwise stated in an applicable stock option agreement, one-fourth of the shares subject to an option grant under the Inducement

Plan will typically vest upon the first anniversary of the vesting start date, with the balance of the shares vesting in a series of thirty-six successive equal monthly installments as of the first day of each month measured from the first anniversary of the vesting start date, subject to the new employee’s continued service with the Company through the applicable vesting dates. Upon termination of employment by reasons other than death, cause or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant. There were 500,000 shares of common stock reserved under the Inducement Plan at its adoption date. In August 2021, the Company’s board of directors adopted an amendment to the Inducement Plan to increase the number of shares reserved to 2,000,000 shares.

A summary of the Company’s stock option activity under the Inducement Plan for the six months ended June 30, 2021 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2020	100,600	$3.09	9.5
Options granted	—	—
Options exercised	—	—
Options forfeited	(24,508)	2.06
Outstanding as of June 30, 2021	76,092	3.42	8.1	$4
Vested or expected to vest as of June 30, 2021	76,092	3.42	8.1	4
Exercisable as of June 30, 2021	11,967	2.06	1.6	3

As of June 30, 2021, there was $132,210 of total unrecognized compensation expense related to unvested options under the Inducement Plan that will be recognized over a weighted-average period of approximately 3.1 years. The total fair value of shares underlying options which vested in the six months ended June 30, 2021 was $17,591. There were no options that vested during the six months ended June 30, 2020. There were no options exercised under the Inducement Plan during the six months ended June 30, 2021 and 2020.

The weighted-average fair value of the options granted under the 2013 Plan and Inducement Plan during the six months ended June 30, 2021 and 2020 was $2.63 per share and $3.19 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Six Months Ended June 30,
	2021	2020
Expected term	6.25 years	6.25 years
Expected volatility	83.75%	84.39%
Risk-free interest rate	0.67%	1.45%
Expected dividend yield	0%	0%

Stock-based compensation expense was classified on the statements of operations as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expense	$609,321	$747,006	$1,298,294	$1,483,037
General and administrative expense	952,840	1,014,667	1,878,052	2,100,785
Total stock-based compensation expense	$1,562,161	$1,761,673	$3,176,346	$3,583,822

8. Income Taxes

The Company has not recorded any tax provision or benefit for the six months ended June 30, 2021 and 2020. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at June 30, 2021 and December 31, 2020.

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

The Company evaluated the Agreement under the provisions of ASC 606 and identified two performance obligations under this revenue arrangement: the (i) delivery of functional licenses and (ii) manufacture and supply of the Products. The initial transaction price consists of a $9.0 million non-refundable up-front payment which was allocated to the delivered functional licenses and recognized in full as revenue in the first quarter of 2020 given that the performance obligation was satisfied upon inception. The Agreement contains various forms of variable consideration, including (i) up to $75.0 million in development milestones based on achievement of certain clinical and regulatory events, (ii) up to $105.0 million of sales-based commercial milestones based on achievement of certain annual net sales targets, (iii) sales-based royalties at specified percentages of net sales ranging from the high single digits to 15%, and (iv) manufacture and supply of clinical and commercial Products. The Company has fully constrained the development milestone consideration using the most likely amount method and will recognize that revenue when it is probable that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. In September 2020, the Company received a non-refundable $1.0 million development milestone payment upon acceptance by Chinese regulatory authorities of a Phase 3 bridging study design to support registration in China. The Company recognized this $1.0 million payment as revenue in the third quarter of the year ended December 31, 2020. The Company will recognize revenue related to the sales-based commercial and royalty milestones and royalties at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied), as they were determined to relate predominantly to the licenses granted to Apollomics and, therefore, have been excluded from the transaction price. Lastly, the Company has determined that the consideration for the manufacturing and supply is all variable and is fully constrained. Variable consideration allocated to manufacturing and supply will be recognized at a point in time when the Product is delivered and when the title to the Product is transferred to the customer pursuant to the agreement. The Company reassesses the transaction price in each reporting period and upon the occurrence of a change in circumstances or final resolution of any particular event.

In June 2020, the Company and Apollomics entered into a clinical supply agreement pursuant to which the Company will manufacture and supply the Products at agreed upon prices. Apollomics has the option to begin manufacture of the Products after appropriate material transfer requirements are met. During the six months ended June 30, 2021, the Company recognized $1.1 million as revenue from the sale of clinical supplies to Apollomics.

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

Our proprietary glycomimetics platform is based on our expertise in carbohydrate chemistry and our understanding of the role carbohydrates play in key biological processes. Most human proteins are modified by the addition of complex carbohydrate structures to the surface of such proteins, which affects the functions of the proteins and their interactions with other molecules. Our initial research and development efforts have focused on drug candidates targeting selectins, which are proteins that serve as adhesion molecules and bind to carbohydrates that are involved in the inflammatory component and progression of a wide range of diseases, including hematologic disorders, cancer and cardiovascular disease. For example, we believe that members of the selectin family play a key role in tumor metastasis and resistance to chemotherapy. Inhibiting specific carbohydrates from binding to selectins has long been viewed as a potentially attractive approach for therapeutic intervention. The ability to successfully develop drug-like carbohydrate compounds that inhibit binding with selectins, known as selectin antagonists, has historically been limited by their potency and the complexities of carbohydrate chemistry. We believe our expertise in the rational design of potent glycomimetic antagonists with drug-like properties and in carbohydrate chemistry enable us to design highly effective selectin antagonists and other glycomimetics that may inhibit the disease-related functions of certain carbohydrates in order to develop novel drug candidates to address orphan diseases with high unmet medical need.

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

Uproleselan is also being studied in multiple investigator-sponsored trials (ISTs). In May 2021, clinicians at the Washington University School of Medicine in St. Louis dosed the first patient in an IST evaluating uproleselan as a prophylactic agent to reduce gastrointestinal (GI) toxicities and improve clinical outcomes in patients receiving high-dose melphalan in autologous hematopoietic cell transplantation (auto-HCT) for multiple myeloma. We anticipate a data readout from the trial in 2022.

In July 2021, clinicians at the University of California (UC) Davis Comprehensive Cancer Center initiated dosing of the first patient in a clinical study of uproleselan combined with venetoclax and azacitidine for the treatment of older or unfit patients with treatment-naïve AML. The goal of the two-part IST is first to determine a recommended Phase 2 dose, and then to explore efficacy in a dose expansion cohort. We are providing uproleselan for the IST. Up to 31 patients will be enrolled, and a preliminary/interim readout is expected in 2022.

In July 2021, clinicians at the University of Texas MD Anderson Cancer Center treated the first patient in a Phase 1b/2 study evaluating uproleselan, added to cladribine plus low dose cytarabine in patients with treated secondary AML (ts-AML). We are providing uproleselan for the IST. The Phase 1b/2 single-arm trial is enrolling patients 18 years or older, with a diagnosis of ts-AML who have not received therapy for their AML. Considered a distinct high-risk subset of AML with an adverse prognosis, ts-AML is defined as AML arising from a previously treated antecedent myeloid neoplasm (myelodysplastic syndrome or myeloproliferative neoplasm). Clinicians plan to enroll approximately 25 patients in the trial and a preliminary/interim readout is expected in 2022.

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

Since inception, we have incurred significant operating losses. We had an accumulated deficit of $338.1 million as of June 30, 2021 and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

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

In June 2020, we entered into a clinical supply agreement with Apollomics under which we will manufacture and supply uproleselan product to Apollomics at agreed upon prices. Apollomics has the option to begin manufacture after appropriate material transfer requirements are met. During the six months ended June 30, 2021, we recognized $1.1 million in revenue from the sale of clinical supplies to Apollomics under the clinical supply agreement.

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

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

The following tables set forth our results of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Increase/Decrease
(in thousands)	2021	2020
Revenue	$—	$—	$—	NA
Costs and expenses:
Research and development expense	10,167	9,871	296	3%
General and administrative expense	4,237	4,235	2	0%
Total costs and expenses	14,404	14,106	298	2%
Loss from operations	(14,404)	(14,106)	(298)	2%
Interest income	5	27	(22)	(81)%
Net loss and comprehensive loss	$(14,399)	$(14,079)	$(320)	2%

	Six Months Ended June 30,		Increase/Decrease
(in thousands)	2021	2020
Revenue	$1,056	$9,000	$(7,944)	(88)%
Costs and expenses:
Research and development expense	21,315	22,539	(1,224)	(5)%
General and administrative expense	8,425	8,675	(250)	(3)%
Total costs and expenses	29,740	31,214	(1,474)	(5)%
Loss from operations	(28,684)	(22,214)	(6,470)	29%
Interest income	11	472	(461)	(98)%
Net loss and comprehensive loss	$(28,673)	$(21,742)	$(6,931)	32%

Revenue

During the six months ended June 30, 2021 and 2020, revenue was $1.1 million and $9.0 million, respectively, all of which was the result of payments received under the Apollomics Agreement for the development and commercialization of uproleselan and GMI-1687 in Greater China. During the six months ended June 30, 2021, we recognized $1.1 million in revenue from the sale of clinical supplies to Apollomics under the clinical supply agreement. In January 2020, we recognized $9.0 million in revenue from an upfront milestone payment.

Research and Development Expense

The following tables summarize our research and development expense by functional area for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Increase/Decrease
(in thousands)	2021	2020
Clinical development	$4,469	$3,578	$891	25%
Manufacturing and formulation	1,584	2,089	(505)	(24)%
Contract research services, consulting and other costs	696	440	256	58%
Laboratory costs	492	436	56	13%
Personnel-related	2,317	2,581	(264)	(10)%
Stock-based compensation	609	747	(138)	(18)%
Research and development expense	$10,167	$9,871	$296	3%

	Six Months Ended June 30,		Increase/Decrease
(in thousands)	2021	2020
Clinical development	$9,122	$8,601	$521	6%
Manufacturing and formulation	3,875	5,226	(1,351)	(26)%
Contract research services, consulting and other costs	1,239	1,007	232	23%
Laboratory costs	1,005	1,010	(5)	(0)%
Personnel-related	4,776	5,212	(436)	(8)%
Stock-based compensation	1,298	1,483	(185)	(12)%
Research and development expense	$21,315	$22,539	$(1,224)	(5)%

The following tables summarize our research and development expense by drug candidate for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Increase/Decrease
(in thousands)	2021	2020
Uproleselan	$5,766	$5,708	$58	1%
GMI-1359	180	69	111	161%
Other research and development	1,295	766	529	69%
Personnel-related and stock-based compensation	2,926	3,328	(402)	(12)%
Research and development expense	$10,167	$9,871	$296	3%

	Six Months Ended June 30,		Increase/Decrease
(in thousands)	2021	2020
Uproleselan	$12,493	$13,869	$(1,376)	(10)%
GMI-1359	414	173	241	139%
Other research and development	2,334	1,802	532	30%
Personnel-related and stock-based compensation	6,074	6,695	(621)	(9)%
Research and development expense	$21,315	$22,539	$(1,224)	(5)%

Our research and development expense for the three months ended June 30, 2021 increased by $300,000 compared to the three months ended June 30, 2020 primarily due to increased clinical trial and development costs related to our ongoing global Phase 3 clinical trial of uproleselan in individuals with relapsed/refractory AML. The increase in clinical expenses was due to the higher enrollment in the trial in 2021 as compared to the same period in 2020. The increase was partially offset by a decrease in manufacturing and formulation relating to uproleselan.

Our research and development expense for the six months ended June 30, 2021 decreased by $1.2 million compared to the six months ended June 30, 2020 primarily due to a decrease in manufacturing and formulation costs relating to uproleselan. This decrease was offset by higher clinical trial and development costs related to our ongoing global Phase 3 clinical trial of uproleselan in individuals with relapsed/refractory AML.

General and Administrative Expense

The following tables summarize the components of our general and administrative expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Increase/Decrease
(in thousands)	2021	2020
Personnel-related	$1,502	$1,602	$(100)	(6)%
Stock-based compensation	953	1,015	(62)	(6)%
Legal, consulting and other professional expenses	1,649	1,471	178	12%
Other	133	147	(14)	(10)%
General and administrative expense	$4,237	$4,235	$2	0%

	Six Months Ended June 30,		Increase/Decrease
(in thousands)	2021	2020
Personnel-related	$3,107	$3,209	$(102)	(3)%
Stock-based compensation	1,878	2,101	(223)	(11)%
Legal, consulting and other professional expenses	3,117	2,979	138	5%
Other	323	386	(63)	(16)%
General and administrative expense	$8,425	$8,675	$(250)	(3)%

General and administrative expenses remained consistent for the three and six months ended June 30, 2021 as compared to the same periods in 2020.

Interest Income

During the three and six months ended June 30, 2021 interest income decreased due to lower average cash balances and lower interest rates on those balances.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations primarily through public offerings and private placements of our capital stock, including sales agreements with Cowen, and upfront and milestone payments from our license and collaboration agreements. As of June 30, 2021, we had $118.9 million in cash and cash equivalents.

In October 2020, we filed a prospectus supplement to a shelf registration statement that we filed in May 2019 and entered into a new at-the-market sales agreement, or the 2020 Sales Agreement, with Cowen. Under the 2020 Sales Agreement, we may sell up to $100.0 million of our common stock registered under the shelf registration statement that we filed in May 2019. During the year ended December 31, 2020, we sold 1,024,760 shares of common stock under the 2020 Sales Agreement at a weighted average price of $3.74, for aggregate net proceeds of $3.7 million, after deducting commissions and offering expenses. During the six months ended June 30, 2021, we sold an additional 2,517,603 shares of common stock under the 2020 Sales Agreement at a weighted average price of $3.92, for aggregate net proceeds of $9.6 million, after deducting commissions and offering expenses. As of June 30, 2021, we have approximately $86.3 million remaining available to be sold the terms of the 2020 Sales Agreement. Subsequent to June 30, 2021, there have been no additional sales under the 2020 Sales Agreement.

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

Cash Flows

The following is a summary of our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(27,737)	$(18,052)
Investing activities	(8)	(15)
Financing activities	9,564	9,710
Net change in cash and cash equivalents	$(18,181)	$(8,357)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 and 2020 was primarily the result of ongoing costs associated with our uproleselan clinical development programs which includes costs for project support, investigator site start-up and administrative costs and patient enrollment fees. These cash expenses were offset by non-cash expenses for stock-based compensation, lease expense and depreciation, and for the six months ended June 30, 2020, the upfront and clinical development milestone payment of $9.0 million received from Apollomics.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 and 2020 was for computer, office and laboratory equipment.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2021 primarily consisted of the net proceeds received from our at-the-market facility with Cowen of $9.6 million. Net cash provided by financing activities of $9.7 million during the six months ended June 30, 2020 consisted of the net proceeds received from our prior at-the-market facility with Cowen of $9.6 million and $136,000 in proceeds from stock option exercises.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2021, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $118.9 million and $137.0 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1+*	Amended and Restated Executive Employment Agreement, effective as of February 19, 2021, by and between the Registrant and Eric Feldman.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

Exhibit No.	Document
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+     Indicates management contract or compensatory plan.

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

GLYCOMIMETICS, INC.

Date: August 5, 2021	By:	/s/ Brian M. Hahn
Brian M. Hahn
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)