Form 10-Q
period 2021-09-30
GLYCOMIMETICS INC
filed 2021-11-02
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on October 29, 2021 was 51,738,894.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLYCOMIMETICS, INC.

Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$101,924,284	$137,035,017
Prepaid expenses and other current assets	2,209,391	1,238,328
Total current assets	104,133,675	138,273,345
Property and equipment, net	428,038	620,673
Prepaid research and development expenses	1,560,607	1,560,607
Deposits	52,320	52,320
Operating lease right-of-use asset	1,770,263	2,325,224
Total assets	$107,944,903	$142,832,169
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$1,390,431	$2,089,939
Accrued expenses	7,295,165	9,439,881
Lease liabilities	974,816	898,549
Total current liabilities	9,660,412	12,428,369
Noncurrent accrued expenses	538,587	264,329
Lease liabilities, net of current portion	1,180,156	1,920,015
Total liabilities	11,379,155	14,612,713
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 51,738,894 shares issued and outstanding at September 30, 2021; 49,017,622 shares issued and outstanding at December 31, 2020	51,739	49,018
Additional paid-in capital	451,989,203	437,639,991
Accumulated deficit	(355,475,194)	(309,469,553)
Total stockholders’ equity	96,565,748	128,219,456
Total liabilities and stockholders’ equity	$107,944,903	$142,832,169

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue from collaboration and license agreements	$86,560	$1,000,000	$1,142,142	$10,000,000

Costs and expenses:
Research and development expense	13,281,554	10,669,767	34,596,071	33,208,840
General and administrative expense	4,141,952	4,057,530	12,567,404	12,732,207
Total costs and expenses	17,423,506	14,727,297	47,163,475	45,941,047
Loss from operations	(17,336,946)	(13,727,297)	(46,021,333)	(35,941,047)
Interest income	4,625	4,762	15,692	476,879
Net loss and comprehensive loss	$(17,332,321)	$(13,722,535)	$(46,005,641)	$(35,464,168)
Basic and diluted net loss per common share	$(0.34)	$(0.29)	$(0.90)	$(0.79)
Basic and diluted weighted-average number of common shares outstanding	51,564,674	47,511,818	51,266,955	44,962,886

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	49,017,622	$49,018	$437,639,991	$(309,469,553)	$128,219,456
Issuance of common stock, net of issuance costs	2,517,603	2,517	9,557,182	—	9,559,699
Exercise of options	3,785	4	4,235	—	4,239
Stock-based compensation	—	—	1,614,185	—	1,614,185
Net loss	—	—	—	(14,274,059)	(14,274,059)
Balance at March 31, 2021	51,539,010	51,539	448,815,593	(323,743,612)	125,123,520
Stock-based compensation	—	—	1,562,161	—	1,562,161
Net loss	—	—	—	(14,399,261)	(14,399,261)
Balance at June 30, 2021	51,539,010	$51,539	$450,377,754	$(338,142,873)	$112,286,420
Exercise of options and vesting of restricted stock units	199,884	200	20,590	—	20,790
Stock-based compensation	—	—	1,590,859	—	1,590,859
Net loss	—	—	—	(17,332,321)	(17,332,321)
Balance at September 30, 2021	51,738,894	$51,739	$451,989,203	$(355,475,194)	$96,565,748

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	43,466,933	$43,465	$412,599,772	$(258,442,650)	$154,200,587
Exercise of options	116,046	116	129,856	—	129,972
Stock-based compensation	—	—	1,822,148	—	1,822,148
Net loss	—	—	—	(7,662,604)	(7,662,604)
Balance at March 31, 2020	43,582,979	43,581	414,551,776	(266,105,254)	148,490,103
Issuance of common stock, net of issuance costs	3,126,709	3,127	9,571,010	—	9,574,137
Exercise of options	5,010	5	5,606	—	5,611
Stock-based compensation	—	—	1,761,674	—	1,761,674
Net loss	—	—	—	(14,079,029)	(14,079,029)
Balance at June 30, 2020	46,714,698	$46,713	$425,890,066	$(280,184,283)	$145,752,496
Issuance of common stock, net of issuance costs	1,010,033	1,012	4,544,404	—	4,545,416
Exercise of options and vesting of restricted stock units	104,100	104	(104)	—	—
Stock-based compensation	—	—	1,690,351	—	1,690,351
Net loss	—	—	—	(13,722,535)	(13,722,535)
Balance at September 30, 2020	47,828,831	$47,829	$432,124,717	$(293,906,818)	$138,265,728

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(46,005,641)	$(35,464,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	202,957	202,399
Loss on disposal of assets	2,174	—
Non-cash lease expense	554,961	504,504
Stock-based compensation	4,767,205	5,274,173
Changes in assets and liabilities:
Prepaid expenses and other current assets	(971,063)	1,553,529
Accounts payable	(699,508)	(362,050)
Accrued expenses	(2,144,716)	(850,891)
Noncurrent accrued expenses	274,258	180,117
Lease liabilities	(663,592)	(593,511)
Net cash used in operating activities	(44,682,965)	(29,555,898)

Investing activities
Purchases of property and equipment	(12,496)	(30,332)
Net cash used in investing activities	(12,496)	(30,332)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	9,559,699	14,119,553
Proceeds from exercise of stock options	25,029	135,583
Net cash provided by financing activities	9,584,728	14,255,136
Net change in cash and cash equivalents	(35,110,733)	(15,331,094)
Cash and cash equivalents, beginning of period	137,035,017	158,201,441
Cash and cash equivalents, end of period	$101,924,284	$142,870,347

Non-cash investing and financing activities
Property acquisition costs included in accounts payable	$—	$10,688

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

2. Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Basis of Accounting

The accompanying financial statements were prepared based on the accrual method of accounting in accordance with U.S. generally accepted accounting principles (GAAP).

Unaudited Financial Statements

The accompanying balance sheet as of September 30, 2021, statements of operations and comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2020 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2021. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2021 and its results of operations and changes in its stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. The December 31, 2020 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2021 and 2020 are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of September 30, 2021 and December 31, 2020. The carrying value of cash held in money market funds of $99.9 million and $135.0 million as of September 30, 2021 and December 31, 2020, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs). The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three and nine months ended September 30, 2021 and 2020.

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

Net Loss Per Common Share

Basic net loss per common share is determined by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock options and restricted stock units (RSUs).

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average common shares outstanding, as they would be anti-dilutive:

	Nine Months Ended September 30,
	2021	2020
Stock options and restricted stock units	8,026,827	6,374,566

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2021 and 2020, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

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

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	September 30,	December 31,
	2021	2020
Prepaid research and development expenses	$1,749,697	$965,504
Other prepaid expenses	458,251	270,675
Other receivables	1,443	2,149
Prepaid expenses and other current assets	$2,209,391	$1,238,328

4. Property and Equipment

Property and equipment, net consists of the following:

	September 30,	December 31,
	2021	2020
Furniture and fixtures	$345,712	$345,712
Laboratory equipment	1,406,346	1,446,596
Office equipment	17,762	16,755
Computer equipment	303,338	327,776
Leasehold improvements	616,133	616,133
Property and equipment	2,689,291	2,752,972
Less accumulated depreciation	(2,261,253)	(2,132,299)
Property and equipment, net	$428,038	$620,673

Depreciation expense was $67,385 and $66,527 for the three months ended September 30, 2021 and 2020, respectively, and $202,957 and $202,399 for the nine months ended September 30, 2021 and 2020, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	September 30,	December 31,
	2021	2020
Accrued research and development expenses	$4,558,927	$5,114,420
Accrued bonuses	1,695,665	3,341,184
Accrued consulting and other professional fees	235,330	194,760
Accrued employee benefits	641,705	569,048
Other accrued expenses	163,538	220,469
Accrued expenses	$7,295,165	$9,439,881

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

The Company identified and applied the following significant assumptions in recognizing the right-of-use asset and corresponding liability for the Lease and Lease Amendment:

●	Lease term – The lease term includes both the noncancelable period and, when applicable, cancelable option periods where failure to exercise such option would result in an economic penalty. The Company’s renewal option to extend was not reasonably certain of being exercised as of September 30, 2021.

●	Incremental borrowing rate – As the Company’s lease does not provide an implicit rate, the Company used an incremental borrowing rate, or IBR, which is the rate incurred to borrow on a collateralized basis over a term similar to the term of the lease for which the rate is estimated. The Company determined the IBR to be 8.0% based on an estimated rate that considered the Company’s credit risk in the United States for a collateralized borrowing and term similar to the Lease.

As of September 30, 2021, the weighted-average remaining lease term was 2.1 years. There were no additional operating leases entered into during the nine months ended September 30, 2021.

The components of lease expense and related cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$231,989	$231,989	$695,968	$695,968
Variable lease cost	146,421	144,009	344,450	449,964
Total operating lease cost	$378,410	$375,998	$1,040,418	$1,145,932

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$271,383	$264,764	$804,599	$784,975

Maturities of lease liability due under these lease agreements as of September 30, 2021 were as follows:

Operating Lease
Obligation
October 1, 2021 - December 31, 2021	$272,871
2022	1,104,356
2023	940,840
2024	—
2025	—
Thereafter	—
Total	2,318,067
Present value adjustment	(163,095)
Present value of lease payments	$2,154,972

7. Stockholders’ Equity

At-The-Market Sales Facility

On September 28, 2017, the Company entered into an at-the-market sales agreement (the 2017 Sales Agreement) with Cowen and Company, LLC (Cowen) to sell up to $100.0 million of the Company’s common stock registered under a shelf registration statement filed with the U.S. SEC in September 2017. During the nine months ended September 30, 2020, the Company issued and sold 4,136,742 shares of common stock under the 2017 Sales Agreement. The shares were sold at a weighted average price per share of $3.52, for aggregate net proceeds of $14.1 million, after deducting commissions and offering expenses. The shelf registration statement under which the shares that could be sold under the 2017 Sales Agreement were registered expired on October 6, 2020.

On October 7, 2020, the Company filed a prospectus supplement to a shelf registration statement that it filed in May 2019 and entered into a new at-the-market sales agreement (the 2020 Sales Agreement) with Cowen. Under the 2020 Sales Agreement, the Company may sell up to $100.0 million of the Company’s common stock registered under the shelf registration statement that was filed in May 2019. The 2020 Sales Agreement replaced the 2017 Sales Agreement between the Company and Cowen, and the $100.0 million that may be sold under the 2020 Sales Agreement excludes any amounts that were sold under the 2017 Sales Agreement. There were no shares sold under the 2020 Sales agreement during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company issued and sold 2,517,603 shares of common stock under the 2020 Sales Agreement at a weighted average price per share of $3.92, for aggregate net proceeds of $9.6 million, after deducting commissions and offering expenses. As of September 30, 2021, approximately $86.3 million remained available to be sold under the terms of the 2020 Sales Agreement. Subsequent to September 30, 2021, there have been no additional sales under the 2020 Sales Agreement.

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

A summary of the Company’s stock option activity under the 2003 Plan for the nine months ended September 30, 2021 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2020	97,250	$1.96	1.3
Options exercised	(3,785)	1.12
Options forfeited	—	—
Outstanding, Vested and Exercisable as of September 30, 2021	93,465	2.00	0.5	$19

As of September 30, 2021, outstanding options under the 2003 Plan were fully expensed and all shares underlying outstanding options were fully vested. Total intrinsic value of the options exercised during the nine months ended September 30, 2021 and 2020 was $8,668 and $468,458, respectively, and total cash received for options exercised was $4,239 and $135,583 during the nine months ended September 30, 2021 and 2020, respectively.

2013 Equity Incentive Plan

The Company’s board of directors adopted, and its stockholders approved, its 2013 Equity Incentive Plan (the 2013 Plan) effective on January 9, 2014. The 2013 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock awards, RSU awards, stock appreciation rights, performance stock awards and other forms of stock compensation to its employees, including officers, consultants and directors. The 2013 Plan also provides for the grant of performance cash awards to the Company’s employees, consultants and directors. Unless otherwise stated in a stock option agreement, 25% of the shares subject to an option grant will typically vest upon the first anniversary of the vesting start date, with the balance of the shares vesting in a series of thirty-six successive equal monthly installments as of the first day of each month measured from the first anniversary of the vesting start date. Upon termination of employment by reasons other than death, cause, or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant.

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

A summary of the Company’s stock option activity under the 2013 Plan for the nine months ended September 30, 2021 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2020	5,753,211	$8.93	6.6
Options granted	898,100	3.70
Options exercised	—	—
Options forfeited	(829,149)	8.32
Outstanding as of September 30, 2021	5,822,162	8.22	6.4	$—
Vested or expected to vest as of September 30, 2021	5,822,162	8.22	6.4	—
Exercisable as of September 30, 2021	3,954,324	9.40	5.5	—

As of September 30, 2021, there was $6,702,323 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 2.1 years. There were no options exercised under the 2013 Plan during the nine months ended September 30, 2021 and 2020. The total fair value of shares underlying options which vested in the nine months ended September 30, 2021 and 2020 was $4,844,743 and $6,169,748, respectively.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. During the nine months ended September 30, 2021, the Company awarded RSUs under the 2013 Plan to all of its employees. The RSUs granted vest over four years in equal installments on each anniversary of the grant date. Compensation expense is recognized on a straight-line basis. As of September 30, 2021, there was $1,204,644 of total unrecognized compensation expense associated with outstanding RSU grants that will be recognized over a weighted-average period of approximately 3.2 years.

The following is a summary of RSU activity under the 2013 Plan for the nine months ended September 30, 2021:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2020	192,533	$4.53
Granted	444,613	3.72
Forfeited	(49,754)	3.85
Vested	(189,792)	4.53
Unvested at September 30, 2021	397,600	3.71

Inducement Plan

In January 2020, the Company’s board of directors adopted the GlycoMimetics, Inc. Inducement Plan (the Inducement Plan). The Inducement Plan provides for the grant of nonstatutory stock options, restricted stock awards, RSU awards, stock appreciation rights and other forms of stock awards to individuals not previously an employee or director of the Company as an inducement for such individuals to join the Company. Unless otherwise stated in an applicable stock option agreement, one-fourth of the shares subject to an option grant under the Inducement Plan will typically vest upon the first anniversary of the vesting start date, with the balance of the shares vesting in a series of thirty-six successive equal monthly installments as of the first day of each month measured from the first anniversary of the vesting start date, subject to the new employee’s continued service with the Company through the applicable vesting dates. Upon termination of employment by reasons other than death, cause or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant. There were 500,000 shares of common stock reserved under the Inducement Plan at its adoption date. In August 2021, the Company’s board of directors adopted an amendment to the Inducement Plan to increase the number of shares reserved to 2,000,000 shares.

A summary of the Company’s stock option activity under the Inducement Plan for the nine months ended September 30, 2021 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2020	100,600	$3.09	9.5
Options granted	1,647,600	2.03
Options exercised	(10,092)	2.06
Options forfeited	(24,508)	2.06
Outstanding as of September 30, 2021	1,713,600	2.09	9.8	$264
Vested or expected to vest as of September 30, 2021	1,164,400	2.12	9.8	177
Exercisable as of September 30, 2021	18,754	3.57	8.8	—

As of September 30, 2021, there was $1,654,155 of total unrecognized compensation expense related to unvested options under the Inducement Plan that will be recognized over a weighted-average period of approximately 3.8 years. In August 2021, the Company granted stock options to purchase an aggregate of 1,647,600 shares to its new Chief Executive Officer under the Inducement Plan. This consisted of (a) an option to purchase 1,098,400 shares, subject to vesting as to 25% of the underlying shares on August 3, 2022 and as to the remaining underlying shares in equal monthly installments over 36 months thereafter, subject to the officer’s continued service through each such vesting date, and (b) an option to purchase 549,200 shares that is subject to performance vesting conditions and will vest upon achievement of milestones as follows: (i) one-half of the shares will vest upon FDA approval of uproleselan in patients with relapsed/refractory acute myeloid leukemia and (ii) one-half of the shares will vest upon the first commercial sale of uproleselan in the United States or abroad. The maximum fair value of $798,053 associated with the performance-based option is excluded from the unrecognized compensation expense under the Inducement Plan as the completion of the performance milestones are not probable as of September 30, 2021. The Company will reevaluate each reporting period the probability that the performance conditions will be achieved and record the compensation cost at that time.

The total fair value of shares underlying options which vested in the nine months ended September 30, 2021 was $62,667. There were no options that vested during the nine months ended September 30, 2020. Total intrinsic value of the options exercised during the nine months ended September 30, 2021 was $1,944 and total cash received for options exercised was $20,790 during the nine months ended September 30, 2021. There were no options exercised under the Inducement Plan during the nine months ended September 30, 2020.

The weighted-average fair value of the options granted under the 2013 Plan and Inducement Plan during the nine months ended September 30, 2021 and 2020 was $1.87 per share and $3.17 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Nine Months Ended September 30,
	2021	2020
Expected term	6.25 years	6.25 years
Expected volatility	84.17%	84.40%
Risk-free interest rate	0.75%	1.41%
Expected dividend yield	0%	0%

Stock-based compensation expense was classified on the statements of operations as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expense	$586,001	$763,081	$1,884,295	$2,246,118
General and administrative expense	1,004,859	927,270	2,882,911	3,028,055
Total stock-based compensation expense	$1,590,860	$1,690,351	$4,767,206	$5,274,173

8. Income Taxes

The Company has not recorded any tax provision or benefit for the nine months ended September 30, 2021 and 2020. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at September 30, 2021 and December 31, 2020.

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

In June 2020, the Company and Apollomics entered into a clinical supply agreement pursuant to which the Company will manufacture and supply the Products at agreed upon prices. Apollomics has the option to begin manufacture of the Products after appropriate material transfer requirements are met. During the nine months ended September 30, 2021, the Company recognized $1.1 million as revenue from the sale of clinical supplies to Apollomics.

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

The impact of the COVID-19 pandemic on the Company’s business and financial performance is uncertain and depends on various factors, including the duration of the pandemic, government restrictions and other actions, including relief measures and mass vaccination efforts, implemented to address the impact of the pandemic, and resulting impacts on the financial markets and overall economy. The imposition of “lockdown,” “social distancing” and “shelter in place” directives by state and federal governments in the United States as well as governments in other regions of the world in response to the COVID-19 pandemic, including in locations in which its Phase 3 clinical trial of uproleselan is being conducted, resulted in slowed clinical site initiation, patient recruitment and enrollment rates early in the pandemic. Enrollment rates have returned to forecasted levels since the lockdowns. However, COVID-19 infection rates continue to fluctuate, particularly with the emergence of variants, which could negatively affect completion of the trial. The Company is unable to determine the extent of the impact of the pandemic on its operations and financial condition going forward. These developments are highly uncertain and unpredictable, and may materially adversely affect the Company’s financial position and results of operations. The Company continues to closely monitor the COVID-19 situation and any potential impact to its planned activities.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K filed with the SEC on March 2, 2021.

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

Our lead glycomimetic drug candidate, uproleselan, is a specific E-selectin inhibitor that we are developing to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, a life-threatening hematologic cancer, and potentially other hematologic cancers. In 2018, we commenced a randomized, double-blind, placebo-controlled Phase 3 pivotal clinical trial to evaluate uproleselan in individuals with relapsed/refractory AML, the design of which was based on guidance received from the U.S. Food and Drug Administration, or FDA. We intend to enroll approximately 380 adult patients with relapsed or refractory AML at centers in the United States, Canada, Europe and Australia. We expect to complete enrollment of the trial by year-end 2021. Assuming completion of enrollment by the end of 2021, based on discussions with our external statisticians, we expect to report preliminary data from the trial after year end 2022.

In 2018, we also signed a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, part of the National Institutes of Health, to conduct a Phase 2/3 randomized, controlled clinical trial testing the addition of uproleselan to a standard chemotherapy regimen. The trial opened for enrollment in early 2019 and enrolled the first patient in April 2019 and we expect enrollment of the Phase 2 portion to be completed in the fourth quarter 2021.

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

Since inception, we have incurred significant operating losses. We had an accumulated deficit of $355.5 million as of September 30, 2021 and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

●	initiate and conduct our planned clinical trials of uproleselan, GMI-1359 and GMI-1687, including fulfilling our funding and supply commitments related to the clinical trial of uproleselan being conducted in collaboration with NCI and in relation to other ISTs;

●	conduct NDA-enabling activities related to manufacture, toxicology and clinical pharmacology for our product candidates;
●	manufacture additional uproleselan drug supplies for validation and prepare for commercialization;
●	seek to discover and develop additional drug candidates;
●	seek regulatory approvals for any drug candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, regulatory and scientific personnel;
●	maintain sufficient level of insurance including product liability and directors, officers and corporate liability insurance policies; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

To fund further operations, we will need to raise capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, potentially including the use of our at-the-market sales facility with Cowen, or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. For example, the current global COVID-19 pandemic presents material uncertainty and its disruption of the capital markets may have a material adverse impact on our ability to raise additional capital if we decide to do so. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents will be sufficient to fund our operations into the first half of 2023 without giving effect to potential business development opportunities, such as upfront or milestone payments under license and collaboration agreements, or additional financing activities including the potential sale of common stock under our 2020 Sales Agreement with Cowen described below. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Impact of COVID-19 on Our Business

The imposition of “lockdown,” “social distancing” and “shelter in place” directives by state and federal governments in the United States as well as governments in other regions of the world in response to the COVID-19 pandemic, including in locations in which our Phase 3 clinical trial of uproleselan is being conducted, resulted in slowed clinical site initiation, patient recruitment and enrollment rates early in the pandemic. Enrollment rates have returned to forecasted rates since the beginning of the lockdowns. However, we cannot at this time fully assess the effect of the COVID-19 pandemic on our completion of the clinical trial. We continue to closely monitor the COVID-19 situation and any potential impact to our planned activities.

We have also implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business. While to date we have experienced limited impacts beyond the earlier delays in recruitment in our ongoing uproleselan Phase 3 clinical trial, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, our workforce transitioned to working remotely in accordance with federal and state declarations. We have reopened our offices pursuant to a hybrid return to office policy with a focus on employee safety and optimal work environment.

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

In September 2020, the China National Medical Products Administration (NMPA) Center for Drug Evaluation (CDE) granted IND approval for uproleselan (APL-106) enabling the initiation of a Phase 1 pharmacokinetics and tolerability study and includes acceptance of a Phase 3 bridging study of APL-106 in combination with chemotherapy in relapsed/refractory AML. In January 2021, APL-106 was granted Breakthrough Therapy Designation from the China NMPA CDE for the treatment of relapsed/refractory AML. In March 2021, Apollomics enrolled the first patient in the Phase 1 study.

In June 2020, we entered into a clinical supply agreement with Apollomics under which we will manufacture and supply uproleselan product to Apollomics at agreed upon prices. Apollomics has the option to begin manufacture after appropriate material transfer requirements are met. During the nine months ended September 30, 2021, we recognized $1.1 million in revenue from the sale of clinical supplies to Apollomics under the clinical supply agreement.

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

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

The following tables set forth our results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase/(Decrease)
(dollars in thousands)	2021	2020
Revenue	$87	$1,000	$(913)	(91)%
Costs and expenses:
Research and development expense	13,282	10,670	2,612	24%
General and administrative expense	4,142	4,058	84	2%
Total costs and expenses	17,424	14,728	2,696	18%
Loss from operations	(17,337)	(13,728)	(3,609)	26%
Interest income	5	5	—	NA
Net loss and comprehensive loss	$(17,332)	$(13,723)	$(3,609)	26%

	Nine Months Ended September 30,		Increase/(Decrease)
(dollars in thousands)	2021	2020
Revenue	$1,142	$10,000	$(8,858)	(89)%
Costs and expenses:
Research and development expense	34,596	33,209	1,387	4%
General and administrative expense	12,567	12,732	(165)	(1)%
Total costs and expenses	47,163	45,941	1,222	3%
Loss from operations	(46,021)	(35,941)	(10,080)	28%
Interest income	15	477	(462)	(97)%
Net loss and comprehensive loss	$(46,006)	$(35,464)	$(10,542)	30%

Revenue

During the nine months ended September 30, 2021 and 2020, revenue was $1.1 million and $10.0 million, respectively, all of which was the result of payments received under the Apollomics Agreement for the development and commercialization of uproleselan and GMI-1687 in Greater China. During the nine months ended September 30, 2021, we recognized $1.1 million in revenue from the sale of clinical supplies to Apollomics under the clinical supply agreement. In January 2020, we recognized $9.0 million in revenue from an upfront milestone payment, and in September 2020, we recognized a $1.0 million clinical development milestone payment.

Research and Development Expense

The following tables summarize our research and development expense by functional area for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase/(Decrease)
(dollars in thousands)	2021	2020
Clinical development	$5,105	$3,885	$1,220	31%
Manufacturing and formulation	4,106	2,160	1,946	90%
Contract research services, consulting and other costs	583	474	109	23%
Laboratory costs	566	563	3	1%
Personnel-related	2,336	2,825	(489)	(17)%
Stock-based compensation	586	763	(177)	(23)%
Research and development expense	$13,282	$10,670	$2,612	24%

	Nine Months Ended September 30,		Increase/(Decrease)
(dollars in thousands)	2021	2020
Clinical development	$14,227	$12,486	$1,741	14%
Manufacturing and formulation	7,981	7,387	594	8%
Contract research services, consulting and other costs	1,821	1,480	341	23%
Laboratory costs	1,571	1,573	(2)	(0)%
Personnel-related	7,112	8,037	(925)	(12)%
Stock-based compensation	1,884	2,246	(362)	(16)%
Research and development expense	$34,596	$33,209	$1,387	4%

The following tables summarize our research and development expense by drug candidate for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase/(Decrease)
(dollars in thousands)	2021	2020
Uproleselan	$8,572	$6,070	$2,502	41%
GMI-1359	95	92	3	3%
Other research and development	1,693	920	773	84%
Personnel-related and stock-based compensation	2,922	3,588	(666)	(19)%
Research and development expense	$13,282	$10,670	$2,612	24%

	Nine Months Ended September 30,		Increase/(Decrease)
(dollars in thousands)	2021	2020
Uproleselan	$21,064	$19,939	$1,125	6%
GMI-1359	509	264	245	93%
Other research and development	4,026	2,723	1,303	48%
Personnel-related and stock-based compensation	8,997	10,283	(1,286)	(13)%
Research and development expense	$34,596	$33,209	$1,387	4%

Our research and development expense for the three and nine months ended September 30, 2021 increased by $2.6 million and $1.4 million, respectively, compared to the same periods ended September 30, 2020 primarily due to:

●	increased clinical trial and development costs related to our ongoing global Phase 3 clinical trial of uproleselan in individuals with relapsed/refractory AML;

●	increased manufacturing costs for the uproleselan validation batches; and

●	increased costs for toxicity studies of GMI-1687.

These increases were partially offset by:

●	decreased personnel-related and stock-based compensation due to a lower number of research and development employees.

General and Administrative Expense

The following tables summarize the components of our general and administrative expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase/(Decrease)
(dollars in thousands)	2021	2020
Personnel-related	$1,257	$1,578	$(321)	(20)%
Stock-based compensation	1,005	927	78	8%
Legal, consulting and other professional expenses	1,705	1,390	315	23%
Other	175	163	12	7%
General and administrative expense	$4,142	$4,058	$84	2%

	Nine Months Ended September 30,		Increase/(Decrease)
(dollars in thousands)	2021	2020
Personnel-related	$4,364	$4,788	$(424)	(9)%
Stock-based compensation	2,883	3,028	(145)	(5)%
Legal, consulting and other professional expenses	4,822	4,368	454	10%
Other	498	548	(50)	(9)%
General and administrative expense	$12,567	$12,732	$(165)	(1)%

General and administrative expenses remained consistent for the three and nine months ended September 30, 2021 as compared to the same periods in 2020. Personnel-related expenses decreased due to a reversal of accruals for performance and retention bonuses that our prior Chief Executive Officer was eligible to receive but which were forfeited upon her cessation of service in that role. These decreases were offset by recruiting and legal expenses incurred relating to the Chief Executive Officer transition in 2021.

Interest Income

During the three and nine months ended September 30, 2021 interest income decreased due to lower average cash balances and lower interest rates on those balances.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations primarily through public offerings and private placements of our capital stock, including sales agreements with Cowen, and upfront and milestone payments from our license and collaboration agreements. As of September 30, 2021, we had $101.9 million in cash and cash equivalents.

In October 2020, we filed a prospectus supplement to a shelf registration statement that we filed in May 2019 and entered into a new at-the-market sales agreement, or the 2020 Sales Agreement, with Cowen. Under the 2020 Sales Agreement, we may sell up to $100.0 million of our common stock registered under the shelf registration statement that we filed in May 2019. During the year ended December 31, 2020, we sold 1,024,760 shares of common stock under the 2020 Sales Agreement at a weighted average price of $3.74 per share, for aggregate net proceeds of $3.7 million, after deducting commissions and offering expenses. During the nine months ended September 30, 2021, we sold an additional 2,517,603 shares of common stock under the 2020 Sales Agreement at a weighted average price of $3.92 per share, for aggregate net proceeds of $9.6 million, after deducting commissions and offering expenses. As of September 30, 2021, we have approximately $86.3 million remaining available to be sold under the terms of the 2020 Sales Agreement. Subsequent to September 30, 2021, there have been no additional sales under the 2020 Sales Agreement.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(44,683)	$(29,556)
Investing activities	(13)	(30)
Financing activities	9,585	14,255
Net change in cash and cash equivalents	$(35,111)	$(15,331)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 and 2020 was primarily the result of ongoing clinical and manufacturing costs associated with our uproleselan clinical development programs. These cash expenses were offset by non-cash expenses for stock-based compensation, lease expense and depreciation, and for the nine months ended September 30, 2020, the upfront and clinical development milestone payments of $10.0 million received from Apollomics.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 was for computer, office and laboratory equipment.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 primarily consisted of the net proceeds received from sales of our common stock under our at-the-market facility with Cowen of $9.6 million. Net cash provided by financing activities of $14.3 million during the nine months ended September 30, 2020 consisted of the net proceeds received from sales of our common stock under our prior at-the-market facility with Cowen of $14.1 million and $136,000 in proceeds from stock option exercises.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined under the rules and regulations of the SEC.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $101.9 million and $137.0 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

ITEM 4.      CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors as of the date of this quarterly report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 2, 2021.

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

10.1+*	Executive Employment Agreement, effective as of August 3, 2021, by and between the Registrant and Harout Semerjian.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

GLYCOMIMETICS, INC.

Date: November 2, 2021	By:	/s/ Brian M. Hahn
Brian M. Hahn
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)