Form 10-K
period 2021-12-31
GLYCOMIMETICS INC
filed 2022-03-03
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $117.5 million based on the closing price of the registrant’s Common Stock, as reported by the Nasdaq Global Market, on such date.

At February 28, 2022, 52,313,894 shares of GlycoMimetics, Inc.’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of GlycoMimetics, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our plans to develop and commercialize our glycomimetic drug candidates;
●	our and our collaborators’ ongoing and planned clinical trials for our drug candidates uproleselan and GMI-1359, including the timing of initiation of and enrollment in the trials, the timing of availability of data from the trials and the anticipated results of the trials;
●	the timing of and our ability to obtain and maintain regulatory approvals for our drug candidates;
●	the clinical utility of our drug candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our intellectual property position;
●	our ability to identify additional drug candidates with significant commercial potential that are consistent with our commercial objectives;
●	our estimates regarding future revenues, expenses and needs for additional financing; and
●	our beliefs that our capital resources will be sufficient to meet our anticipated cash requirements into the second quarter of 2023.

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

Among these important risks are the following:

●	We have incurred significant losses since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.
●	We will need substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed, we may not be able to continue as a going concern and could be forced to delay, reduce or eliminate our drug development programs or potential commercialization efforts.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our drug candidates.
●	We have only one drug candidate in a late-stage clinical trial. If we or our collaborators are unable to commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.
●	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.
●	Our business could be adversely affected by the effects of health epidemics or pandemics, including the ongoing COVID-19 pandemic, in regions where we or third parties on whom we rely have significant manufacturing facilities, clinical trial sites or other business operations.
●	If serious adverse or unacceptable side effects are identified during the development of our drug candidates, we may need to abandon or limit the development of some of our drug candidates.
●	We may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	Our success depends in part on current and future collaborations. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.
●	We expect to rely on third parties to conduct our future clinical trials for drug candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	We contract with third parties for the manufacturing of our drug candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or drugs, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	We, or our third-party manufacturers, may be unable to successfully scale-up manufacturing of our drug candidates in sufficient quality and quantity, which would delay or prevent us from conducting our ongoing and planned clinical trials and developing our drug candidates.
●	Even if any of our drug candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
●	We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.
●	If we are unable to obtain and maintain patent protection for our drug candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates may be impaired.

●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
●	If we or our collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize our drug candidates and our ability to generate revenue will be materially impaired.
●	Even though we have obtained Orphan Drug designation for several of our drug candidates, we may not be able to obtain orphan drug marketing exclusivity for these or any of our other drug candidates.
●	The FDA fast track designation and additional Breakthrough Therapy designation for uproleselan may not actually lead to a faster development or regulatory review or approval process.
●	Failure to obtain marketing approval in international jurisdictions would prevent our drug candidates from being marketed abroad.
●	A variety of risks associated with developing and marketing our drug candidates internationally could hurt our business.
●	Any drug candidate for which we obtain marketing approval could be subject to post-marketing restrictions or recall or withdrawal from the market, and we may therefore be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our drug candidates, when and if any of them are approved.
●	Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug candidates and affect the prices we may obtain.
●	Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.

i

PART I

ITEM 1.	BUSINESS

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

Our proprietary glycomimetics platform is based on our expertise in carbohydrate chemistry and our understanding of the role carbohydrates play in key biological processes. Most human proteins are modified by the addition of complex carbohydrate structures to the surface of such proteins, which affects the functions of the proteins and their interactions with other molecules. Our research and development efforts have focused on drug candidates targeting selectins, which are proteins that serve as adhesion molecules and bind to carbohydrates that are involved in the inflammatory component and progression of a wide range of diseases, including hematologic disorders, cancer and cardiovascular disease. For example, we believe that members of the selectin family play a key role in tumor metastasis and resistance to chemotherapy. Inhibiting specific carbohydrates from binding to selectins has long been viewed as a potentially attractive approach for therapeutic intervention. The ability to successfully develop drug-like carbohydrate compounds that inhibit binding with selectins, known as selectin antagonists, has historically been limited by their potency and the complexities of carbohydrate chemistry. We believe our expertise in the rational design of potent glycomimetic antagonists with drug-like properties and in carbohydrate chemistry enables us to identify highly effective selectin antagonists and other glycomimetics that may inhibit the disease-related functions of certain carbohydrates in order to develop novel drug candidates to address orphan diseases with high unmet medical need.

Overview of Our Drug Candidates

Our current drug candidates are summarized below. We have retained the worldwide development and commercialization rights to each of our drug candidates, except with respect to uproleselan and GMI-1687, for which we have exclusively licensed development and commercialization rights to Apollomics (Hong Kong) Limited, or Apollomics, in Mainland China, Hong Kong, Macau and Taiwan, collectively referred to as Greater China.

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

We completed an initial Phase 1 trial in healthy volunteers for uproleselan and in 2017 we completed enrollment in a Phase 1/2 clinical trial in patients with either relapsed/refractory or de novo/secondary AML. Final efficacy and safety data from this Phase 1/2 trial were published in the journal BLOOD in September 2021, with scientists highlighting an enhanced depth of response following addition of uproleselan to salvage therapy, as indicated by the high remission rates observed in the trial compared to historical experience with salvage chemotherapy alone and 69% rate of minimal residual disease, or MRD, negativity in evaluable trial participants with relapsed/refractory AML.

In 2018, we dosed the first patient in a Phase 3 clinical trial to evaluate uproleselan in adults with relapsed/refractory AML. In November 2021, we completed enrollment in this Phase 3 clinical trial and expect to report top-line data from this pivotal trial after year-end 2022.

In May 2018, we signed a Cooperative Research and Development Agreement, or CRADA, with the NCI, part of the National Institutes of Health. Under the terms of the CRADA, we are collaborating with both the NCI and the Alliance for Clinical Trials in Oncology to conduct a randomized, controlled clinical trial evaluating the addition of uproleselan to a standard cytarabine/daunorubicin chemotherapy regimen (7&3) in older adults with previously untreated AML who are eligible for intensive chemotherapy. The first patient in this Phase 2/3 NCI-sponsored trial was dosed in April 2019. Completion of enrollment of the Phase 2 portion, which occurred in December 2021, sets the stage for a planned interim analysis that will evaluate event-free survival and whether the pre-specified threshold for continuing to Phase 3 has been met. The trial may also provide support for regulatory filings if the results of the planned interim analysis are positive.

GMI-1359

We are also developing a drug candidate, GMI-1359, that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. Since E-selectin and CXCR4 are implicated in the retention of cancer cells in the bone and bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone and bone marrow, including solid tumors that have a propensity to metastasize to bone. Following a Phase 1 randomized, double-blind, placebo-controlled, single-dose escalation trial of GMI-1359 in healthy volunteers, we conducted a Phase 1b trial of GMI-1359 at Duke University Cancer Center in hormone receptor positive, or HR+, breast cancer patients whose tumors had spread to bone. The goal of this dose escalation trial was to evaluate safety, pharmacokinetics (PK) and pharmacodynamics (PD). Interim data from this Phase 1b study were presented at the American Association of Cancer Research (AACR) 2021 Annual Meeting, with clear evidence of dual antagonism on both E-selectin and CXCR4, key PD markers of biologic activity, being observed for participants treated with GMI-1359. Based on activity levels observed in the trial, we are evaluating potential indications for future development where these overlapping functions play key roles, as well as the funding requirement for any potential development opportunities.

Most recently, at the 63rd American Society of Hematology (ASH) Annual Meeting and Exposition in 2021, we presented preclinical data showing that FLT3 inhibitors, such as quizartinib and sorafenib, upregulate the expression of E-selectin ligands and CXCR4, thereby increasing adhesion to protective niches in the bone marrow microenvironment and inducing chemoresistance. Using cells from a relapsed AML patient treated with a FLT3 inhibitor in a murine model, the addition of GMI-1359 to quizartinib broke chemoresistance, which led to a significant reduction in leukemic burden and a statistically significant doubling of median survival time from 79 to 158 days (p<0.0001).

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

In September 2020 at the virtual meeting of the Foundation for Sickle Cell Disease Research, or FSCDR, we gave an oral presentation on an abstract containing data on GMI-1687, which included data from a preclinical model showing the drug candidate’s potential as a subcutaneously administered treatment for vaso-occlusive crisis, or VOC, a common complication of sickle cell disease, or SCD. We are currently conducting activities and studies with GMI-1687 to support our planned submission in the first half of 2022 of an investigational new drug application, or IND, to the FDA.

Galectin Antagonists

Galectin-3 is a carbohydrate-binding protein whose expression has been shown to play a central role in fibrosis and cancer. Galectin-3 has been linked to a number of biologic processes including inflammation, aberrant cell activation and proliferation (macrophages, neutrophils, and mast cells), fibrogenesis and ultimately, organ dysfunction. Experimental data have implicated galectin-3 in a variety of diseases across a number of organ systems, including liver, kidney, lung, eye and heart. Current research also indicates that galectin-3 has important roles in modulating the immune and inflammatory response to cancer that contributes to neoplastic transformation, tumor cell survival, angiogenesis and metastasis.

Applying our understanding of carbohydrate biology and chemistry, we have rationally designed several high-potency, selective, small-molecule glycomimetic antagonists of galectin-3, including a potential candidate that has demonstrated oral bioavailability. In our preclinical studies, our galectin-3 antagonists have augmented antitumor activity of checkpoint inhibitors and prevented fibrosis following organ damage, which we believe makes them promising therapeutic targets for further evaluation and development.

Our Strategy

Our goal is to be the leader in the discovery, development and commercialization of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. Leveraging the potentially broad applicability of our proprietary glycomimetics platform, our initial focus is to internally develop and advance orphan drug candidates targeted at hematologic cancers and other diseases, and to out-license any drug candidates we may develop that are targeted at larger market opportunities. The key elements of our strategy are to:

●	Complete clinical development of and obtain regulatory approval for uproleselan for the treatment of adults with relapsed/refractory AML. Building on positive Phase 1/2 clinical trial results, we recently completed enrollment in a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate uproleselan in adults with relapsed/refractory AML. Trial design was aligned with guidance received from the FDA. In this single pivotal trial, we enrolled 388 adult patients with relapsed or refractory AML at centers in the United States, Canada, Europe and Australia. Based on discussions with our external statisticians, we expect to report preliminary data from the trial after year-end 2022. If the results from this Phase 3 clinical trial are positive, we plan to apply for regulatory approval from the FDA and potentially the European Medicines Agency, or EMA.
●	Explore the potential use of uproleselan in other AML patient populations through third-party collaborations. We are currently collaborating with the National Cancer Institute (NCI) on a Phase 2/3 clinical trial of uproleselan in previously untreated older adults with AML who are fit for intensive chemotherapy. Under the terms of our collaboration, the NCI may fund additional research, including clinical trials of pediatric patients with AML as well as preclinical experiments and clinical trials evaluating alternative chemotherapy regimens.
●	Expand the potential use of our E-selectin inhibitors (uproleselan and GMI-1687) in other select territories through out-licensing arrangements. In January 2020, we entered into an exclusive collaboration and license agreement with Apollomics for the development and commercialization of uproleselan and GMI-1687 in Greater China. Apollomics will be responsible at its cost for clinical development and commercialization of uproleselan in Greater China, and will work with us to advance the preclinical and clinical development of GMI-1687. We have also entered into separate agreements to provide clinical and commercial supplies of uproleselan and GMI-1687 to Apollomics, and we retain all rights for both compounds in the rest of the world.

●	Advance the development of GMI-1687 for the treatment of acute VOC and hematologic malignancies. We plan to develop our selectin inhibitors for the treatment of acute VOC in patients with SCD and as a life-cycle extension to uproleselan in additional hematologic malignancies. We are currently conducting IND-enabling activities with GMI-1687 to support our planned submission of an IND for the treatment of acute VOC to the FDA in the first half of 2022.
●	Seek to advance the clinical development of GMI-1359 for the treatment of cancers that affect the bone and bone marrow. We have recently ended a Phase 1b trial of GMI-1359 in HR+ breast cancer patients whose tumors have spread to bone to evaluate dose escalation as well as safety, PK and PD markers of biologic activity. Based on activity levels observed in the trial, we are evaluating potential indications for future development where these overlapping functions of CXCR4 and e-selectin play key roles, as well as the funding requirement for any potential development opportunities.
●	Apply our insights and our glycomimetics platform to other carbohydrate targets beyond selectins. We have identified additional opportunities where carbohydrates play critical roles in disease processes and where we believe we can apply our platform to create targeted glycomimetic drugs. We have designed inhibitors that specifically block the binding of galectin-3 to carbohydrate structures. We have identified a highly potent galectin-3 compound that could be administered orally and plan to conduct additional preclinical studies to further characterize the effects of galectin-3 inhibitors on inflammation and fibrosis, as well as immune processes.

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

Acute Myeloid Leukemia

AML, a hematologic cancer that is characterized by the rapid growth of abnormal white blood cells that accumulate in the bone marrow and interfere with the production of normal blood cells, is a relatively rare disease, but one that accounts for the largest number of annual deaths from leukemia in the United States. According to the Surveillance, Epidemiology, and End Results Program managed by the NCI, there were an estimated 20,240 new cases of AML diagnosed in 2021 in the United States. AML caused an estimated 11,400 deaths in 2021 in the United States.

AML is more commonly present in elderly patients, with a median age at diagnosis of 68 years old according to the NCI. In a review published in the Journal of Clinical Oncology, the median overall survival of patients 60 years old or older was nine months. The overall five-year relative survival rate for all AML patients from 2011 to 2017 was 29.5%. Relative survival is a statistical measure of net survival that is calculated by comparing observed survival with expected survival from a comparable set of people who do not have AML, in order to measure the excess mortality that is associated with the AML diagnosis.

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

Role of E-selectin in AML

E-selectin has been shown to play important roles in the progression of AML and its contribution to cell extrinsic chemoresistance. This has been observed in several studies, which have shown that levels of E-selectin correlate with tumor infiltration and relapse in AML. We therefore believe that our E-selectin antagonist, uproleselan, has the potential to improve the current treatment of patients with AML.

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

Expanding the Utility of E-selectin antagonists

At the 2018 annual ASH meeting, we reported on the preclinical development of a highly potent antagonist of E-selectin, GMI-1687, which demonstrated significant activity in animal models previously reported for uproleselan but at an approximately 1,000-fold lower dose. This level of activity was obtained following injections under the skin and could alleviate the need for intravenous infusions. Based on these compound characteristics, we believe GMI-1687 could potentially be used in outpatient settings where an E-selectin antagonist has therapeutic relevance. We are currently conducting IND-enabling studies of GMI-1687 and plan to file an IND in the first half of 2022.

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

In 2015, we commenced a multinational Phase 1/2, open-label trial of uproleselan as an adjunct to standard chemotherapy in patients with AML. This trial in males and females with AML was conducted at a number of academic institutions in the United States, Ireland and Australia. The trial consisted of two parts. In the Phase 1 portion, escalation testing was performed to determine a recommended uproleselan dose in combination with standard chemotherapy to be used in the Phase 2 portion. In the Phase 2 portion of the trial, dose expansion was performed at the recommended dose of 10 mg/kg uproleselan in combination with standard chemotherapy. The primary objective of the trial was to evaluate the safety of uproleselan in combination with chemotherapy. Secondary objectives were to characterize PK and PD and to observe anti-leukemic activity. A total of 19 patients with relapsed or refractory AML were enrolled and dosed with a single cycle of treatment with uproleselan and chemotherapy in the Phase 1 portion of the trial. In the Phase 2 portion, one cohort of 25 patients over 60 years of age with newly diagnosed AML and a second cohort of 47 patients with relapsed or refractory AML were enrolled. Unlike in the Phase 1 portion, some of the patients in the Phase 2 portion were eligible to receive multiple cycles of uproleselan with chemotherapy.

In December 2018, we presented final efficacy and correlative results from the Phase 1/2 trial at the annual ASH meeting. Key highlights from the Phase 1/2 clinical data include the following:

●	Relapsed/Refractory (R/R) AML Cohort: There were 66 patients in the R/R cohort, of which 54 were in the recommended Phase 2 dose (RP2D) group. At the RP2D, CR (complete remission)/CRi (complete remission with incomplete blood count recovery) rate was 41%, median overall survival, or OS, was 8.8 months (95% CI 5.7-11.4) and 69% of evaluable patients (11/16) achieved minimal residual disease, or MRD, negativity as assessed by either flow and/or DNA-based methods such as reverse transcription polymerase chain reaction (RT-PCR). OS will be the primary outcome measure in our ongoing Phase 3 trial in relapsed/refractory AML patients. In historical controls, OS of approximately 5.2-5.4 months has been observed in this population with this treatment approach. If we are able to achieve OS results in the Phase 3 trial comparable to those observed in the Phase 1/2 clinical trial, it could be a significant improvement over the results observed in these historical controls.
●	Newly Diagnosed AML Cohort: At the RP2D, CR/CRi rate was 72%, median overall survival was 12.6 months (95% CI 9.9-not reached), event-free survival (EFS) was 9.2 months (95% CI 3.0-12.6) and 56% of evaluable patients (5 out of 9) achieved MRD negativity as assessed by either flow and/or DNA-based methods such as RT-PCR. Of note, the EFS data (primary outcome measure for the interim analysis in the NCI-sponsored clinical trial in newly diagnosed AML patients) compares favorably to a range of 2.0-6.5 months for EFS in historical controls, which generally included lower risk patient populations than those treated in our Phase 1/2 trial.
●	An analysis of E-selectin ligand expression on leukemic cells demonstrated that detectable levels were present on leukemic blasts for every patient tested, providing clinical evidence of biological relevance of the E-selectin ligand in this disease setting. In bone marrow samples, leukemic stem cell expression of E-selectin ligand correlated with leukemic blast E-selectin ligand expression (p<0.0001), consistent with the hypothesis that E-selectin-mediated interactions are a mechanism of chemoresistance. Additionally, investigators assessed the association between baseline E-selectin ligand expression on leukemic blasts and clinical outcomes using a log-rank test. In the R/R cohort of patients treated with uproleselan and evaluated for E-selectin ligand expression at baseline, this analysis demonstrated that ≥10% E-selectin ligand expression was correlated with prolonged survival (p<0.01) compared to <10% E-selectin ligand expression. We believe this observation is important because in patients not treated with uproleselan the scientific literature has instead observed that high levels of E-selectin ligand correlated with a worse clinical prognosis. The addition of uproleselan in our study appears to have reversed this trend toward worsened prognosis, and we believe this result may be achieved through the restoration of chemosensitivity.

Based on these results, we are conducting a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate uproleselan in individuals with relapsed/refractory AML, with a trial design aligned with guidance received from the FDA. The primary efficacy endpoint is overall survival, and the FDA has advised us that data on overall survival will not need to be censored for transplant in the primary efficacy analysis, meaning that patients who proceed to transplant will continue to be included as part of the survival analysis.

All patients are being treated with standard chemotherapy of either MEC (mitoxantrone, etoposide and cytarabine) or FAI (fludarabine, cytarabine and idarubicin), with approximately half of the patients randomized to receive uproleselan in addition to chemotherapy. Patients receiving uproleselan are dosed for one day prior to initiation of chemotherapy, twice a day through the chemotherapy regimen, and then for two days after the end of chemotherapy, which was the same schedule as in the Phase 2 portion of the Phase 1/2 trial. The dose regimen is fixed, rather than weight-based, which we believe simplifies administration, and we are offering up to three cycles of consolidation therapy in both arms of the trial for patients who achieve remission. We believe that multiple cycles of treatment in patients who respond may drive an even deeper response in patients treated with uproleselan. If this is the case, it could lengthen the duration of remission with potential for additional benefit on survival. Key secondary endpoints of the Phase 3 trial include the incidence of severe mucositis and remission rate, which will be assessed in a hierarchical fashion to provide supportive data.

Enrollment in this pivotal trial began in the fourth quarter of 2018, and we completed enrollment of the trial with a total of 388 patients in November 2021 at centers in the United States, Canada, Europe and Australia. Based on discussions with our external statisticians who are overseeing the results from the trial, we expect to report preliminary data from this trial after year-end 2022.

In 2018, we signed a CRADA with the NCI. Under the terms of the CRADA, we are collaborating with both the NCI and the Alliance for Clinical Trials in Oncology to conduct a Phase 2/3 randomized, controlled clinical trial testing the addition of uproleselan to a standard cytarabine/daunorubicin chemotherapy regimen (7&3) in older adults with previously untreated AML who are fit for intensive chemotherapy. Following completion of enrollment of the Phase 2 portion of the study, which occurred in December 2021, there will be an interim analysis of EFS. The full trial is expected to enroll approximately 670 patients with a primary endpoint is overall survival, which is defined as the time from the date of randomization to death from any cause. Under the terms of the CRADA, the NCI may also fund additional research, including clinical trials involving pediatric patients with AML as well as preclinical experiments and clinical trials evaluating alternative populations and chemotherapy regimens. We will supply uproleselan as well as provide financial support to augment data analysis and monitoring for the Phase 2/3 program. Completion of enrollment now sets the stage for a planned evaluation of the Phase 2 portion of the trial to determine whether the prespecified threshold for continuing to Phase 3 has been met based on EFS results.

Uproleselan is also being studied in multiple investigator-sponsored trials (ISTs). In May 2021, clinicians at the Washington University School of Medicine in St. Louis dosed the first patient in a Phase 2 IST evaluating uproleselan as a prophylactic agent to reduce gastrointestinal (GI) toxicities and improve clinical outcomes in patients receiving high-dose melphalan in autologous hematopoietic cell transplantation (auto-HCT) for multiple myeloma. Up to 50 patients will be enrolled, and we anticipate a preliminary/interim data readout from the trial in 2022.

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

In July 2021, clinicians at the University of Texas MD Anderson Cancer Center treated the first patient in a Phase 1b/2 study evaluating uproleselan, added to cladribine plus low dose cytarabine, in patients with treated secondary AML (ts-AML). Considered a distinct high-risk subset of AML with an adverse prognosis, ts-AML is defined as AML arising from a previously treated antecedent myeloid neoplasm (myelodysplastic syndrome or myeloproliferative neoplasm).We are providing uproleselan for the IST. The Phase 1b/2 single-arm trial is enrolling patients 18 years or older, with a diagnosis of ts-AML who have not received therapy for their AML. Clinicians plan to enroll approximately 25 patients in the trial and a preliminary/interim readout is expected in 2022.

In November 2021, clinicians at the University of Michigan initiated dosing of the first patient in a clinical study of uproleselan in patients with severe COVID-19 pneumonia. Soluble E-selectin is a significant biomarker for acute respiratory distress syndrome (ARDS). Soluble E-selectin also has pro-inflammatory properties further releasing cytokines and promoting its synthesis and the continued influx of neutrophils. The goal of the study is to evaluate the safety of uproleselan in this patient population to determine if treatment with E-selectin inhibitors can reduce the progression of ARDS. Clinicians plan to enroll approximately 15 patients in the trial and a preliminary/interim readout is expected in 2022.

GMI-1359 - Drug Candidate Targeting E-selectin and CXCR4

The chemokine CXCR4 has emerged as an important pro-inflammatory cytokine that is involved in cell migration throughout the body. Like E-selectin, tumor cells may also use the CXCR4 cellular pathway, contributing to chemoresistance, metastatic disease and ultimately decreased survival. We are developing GMI-1359 that simultaneously targets both E-selectin and CXCR4. Since E-selectin and CXCR4 are implicated in keeping cancer cells in the bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone marrow, such as hematologic cancers, including AML and multiple myeloma, metastases of certain solid tumors, such as breast and prostate cancer, and primary tumors of the bone such as osteosarcoma, a rare cancer affecting about 900 adolescents a year in the United States, as compared to targeting CXCR4 alone.

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

GMI-1359 has completed a Phase 1 single-dose escalation trial in healthy volunteers. In this trial, volunteer participants received a single injection of GMI-1359, after which they were evaluated for safety, tolerability, PK and PD. This randomized, double-blind, placebo-controlled, dose-escalation trial was conducted at a single site in the United States. GMI-1359 was generally well tolerated in this trial, with no subjects experiencing serious adverse events. We initiated a Phase 1b trial of GMI-1359 in the fourth quarter of 2019 at the Duke University Cancer Center in HR+ breast cancer patients whose tumors have spread to bone. The trial evaluated safety and PK and PD markers of biologic activity in these patients. The first patient was dosed in January 2020, and the trial ended in the fourth quarter of 2021. Evidence of on-target effects of GMI-1359 was observed in patients, including CD34+ mobilization and decreased soluble E-selectin levels following drug dosing. This data was presented during the 2021 meeting of the American Association of Cancer Research. In January 2020, the FDA granted GMI-1359 Orphan Drug designation and Rare Pediatric Disease designation for the treatment of osteosarcoma. Based on activity levels observed in the trial, we are evaluating potential indications for future development where these overlapping functions play key roles, as well as the funding requirement for any potential development opportunities.

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

In September 2020 at the virtual meeting of the FSCDR, we gave an oral presentation on an abstract containing data on GMI-1687, which included data from a preclinical model showing the drug candidate’s potential as a subcutaneously administered treatment for VOC, a common complication of SCD. We are currently conducting activities and studies with GMI-1687 to support our planned submission of an IND to the FDA in the first half of 2022.

Galectin Inhibitors

Using our glycomimetics platform, we have designed galectin-3 inhibitors that specifically block the binding of galectin-3 to carbohydrate structures. Galectin-3 is a protein that is known to play critical roles in many pathological processes, including fibrosis, checkpoints in T-cell exhaustion during cancer immunotherapy, chemotherapy resistance and cardiovascular disease. We continue to optimize these compounds and conduct additional preclinical experiments to further characterize the effects of our galectin-3 inhibitors on immune processes, fibrotic-associated disease progression and to determine if these compounds can be orally bioavailable. One such compound, GMI-2093, has been observed to be 30% bioavailable through oral administration. Another compound, GMI-1757, is a dual antagonist of both E-selectin and galectin-3 and inhibited thrombus formation in a vena cava model and fibrosis in a corneal neovascularization model. These results were presented at ASH in 2018.

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

In September 2020, the China National Medical Products Administration (NMPA) Center for Drug Evaluation (CDE) granted IND approval for uproleselan (also referred to as APL-106), enabling the initiation of a Phase 1 PK and tolerability study. The IND approval also includes acceptance of a Phase 3 bridging study of APL-106 in combination with chemotherapy in relapsed/refractory AML. In January 2021, APL-106 was granted Breakthrough Therapy designation from the China NMPA CDE for the treatment of relapsed/refractory acute myeloid leukemia. In March 2021, Apollomics enrolled the first patient in the Phase 1 study.

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

Intellectual Property

We strive to protect the intellectual property that we believe is important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our drug candidates and their methods of use. We have issued patents which cover uproleselan and methods of use that are expected to expire between 2032 and 2033. In addition, we have several pending patent applications covering uproleselan and/or methods of using it, the last expiring of which, if issued, currently would be predicted to expire in 2041. We also have an issued patent covering GMI-1359 and methods of use that is expected to expire in 2036. In addition, we have several pending patent applications covering GMI-1359 and/or methods of using it, the last expiring of which, if issued, currently would be predicted to expire in 2041. We also have an issued patent covering GMI-1687 that is expected to expire in 2037. In addition, we have several pending patent applications covering GMI-1687 and/or methods of using it, the last expiring of which, if issued, currently would be predicted to expire in 2041. We also have several pending patent applications directed to our lead galectin antagonist compounds and their methods of use, the last of which, if issued, currently would be predicted to expire in 2041. We also rely on trade secret protection for our confidential and proprietary information and careful monitoring of such information to protect aspects of our business.

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

Commercialization

We have not yet established a sales, marketing or drug distribution infrastructure. We generally expect to retain commercial rights in the United States for our current drug candidates, all of which are still in preclinical or clinical development. We believe that it will be possible for us to access the U.S. market for those drug candidates through a focused, specialized, key account sales force. With respect to uproleselan and GMI-1687, we have granted Apollomics exclusive commercialization rights in Greater China, and we may grant similar rights to third parties for our drug candidates in other jurisdictions around the world.

Subject to receiving marketing approvals, we expect to commence commercialization activities by building or outsourcing a focused sales, marketing and key account management organization in the United States to sell our drugs. We believe that such an organization will be able to target the community of physicians who are the key specialists in treating the patient populations for which our drug candidates are being developed. Outside the United States, we expect to enter into distribution and other marketing arrangements with third parties for any of our drug candidates that obtain marketing approval.

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

The following therapies have been approved by the FDA for the treatment of AML:

●	RYDAPT® (midostaurin), an oral prescription medicine commercialized by Novartis to be used in combination with certain chemotherapy medicines to treat adults with newly diagnosed AML who have a defect in a gene called FLT3;
●	IDHIFA® (enasidenib), a prescription medicine commercialized by Celgene intended to treat people with AML with an isocitrate dehydrogenase-2 (IDH2) mutation whose disease has come back or has not improved after previous treatments;
●	VYXEOSTM (daunorubicin and cytarabine), commercialized by Jazz Pharmaceuticals, which is indicated for the treatment of adults with newly-diagnosed therapy-related AML (t-AML) or AML with myelodysplasia-related changes (AML-MRC);
●	MYLOTARGTM (gemtuzumab ozogamicin), commercialized by Pfizer, which is indicated for the treatment for the treatment of newly-diagnosed CD33-positive AML in adults (in combination with daunorubicin and cytarabine) and for treatment of relapsed or refractory CD33-positive AML in adults and in pediatric patients aged 2 years and older as a stand-alone treatment;
●	TIBSOVO® (ivosidenib), a prescription medicine commercialized by Agios intended to treat people with AML with an isocitrate dehydrogenase-1 (IDH1) mutation whose disease has come back or has not improved after previous treatments;
●	XOSPATA® (gilteritinib), an oral prescription medicine commercialized by Astellas intended to treat people with AML with a FLT3 gene mutation whose disease has come back or has not improved after previous treatments;
●	DAURISMO (glasdigib), an oral prescription medicine commercialized by Pfizer to be used in combination with low-dose cytarabine, for the treatment of newly-diagnosed AML in adult patients who are ≥75 years old or who have comorbidities that preclude use of intensive induction chemotherapy;
●	VENCLEXTA® (venetoclax), an oral prescription medicine commercialized by AbbVie/Genentech to be used in combination with azacitidine, or decitabine, or low-dose cytarabine to treat adults with newly-diagnosed AML who are either 75 years of age or older, or have other medical conditions that prevent the use of standard chemotherapy; and
●	ONUREG® (Azacitidine), an oral prescription medicine for continued treatment of adult patients with AML who achieved CR or CRi following intensive induction chemotherapy and are not able to complete intensive curative therapy.

While many chemotherapies and targeted therapies, either approved or in development for hematologic malignancies, will likely be complementary to uproleselan, there are also therapies in development that could be directly competitive with uproleselan. In particular, Pfizer has recently initiated Phase 1 development of an E-selectin antibody (PF-07209326). While the initial target indication for this biologic is SCD, it is possible Pfizer could expand development to AML and other hematologic malignancies. Additionally, there are a number of CXCR4 antagonists in clinical development that target the bone marrow microenvironment in order to mobilize and sensitize cancer cells to chemotherapy or other therapies, including candidates developed by Sanofi-Aventis (Mozobil), Bristol Myers Squibb (BMS-936564), NOXXON Pharma (NOX-A12), Eli Lilly (LY2510924) and BioLine RX (BL-8040).

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members.

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

Coverage and Reimbursement

The future commercial success of our drug candidates or any of our collaborators’ ability to commercialize any approved drug candidates successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for our drug candidates. Government health administration authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government, through the Medicare or Medicaid programs, provides reimbursement for such treatments. In the United States, the European Union, or EU, and other potentially significant markets for our drug candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

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

There have been several U.S. government initiatives over the past few years to fund and incentivize certain comparative effectiveness research, including creation of the Patient-Centered Outcomes Research Institute under PPACA. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payors do not consider our drug candidates to be cost-effective compared to other available therapies, they may not cover our drug candidates, once approved, as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis. PPACA became law in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers. Among other measures that may have an impact on our business, PPACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Additionally, PPACA extends manufacturers’ Medicaid rebate liability, expands eligibility criteria for Medicaid programs, and expands entities eligible for discounts under the Public Health Service pharmaceutical pricing program. There remain judicial and Congressional challenges to certain aspects of PPACA, as well as efforts by the executive branch at various times to repeal or replace certain aspects of the PPACA.

Since January 2017, two Executive Orders were signed that were designed to delay the implementation of any certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how any such challenges and healthcare reform measures of the Biden administration will impact ACA and our business.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose implementing drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance on September 24, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which began in 2013 and, following passage of the Bipartisan Budget Act of 2015, will continue through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could influence the purchase of medicines and reduce reimbursement and/or coverage of our product candidates, if approved.

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

Orphan Drug Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA or biologics license application. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. We have received Orphan Drug designation for uproleselan and GMI-1359, as well as for our prior drug candidate rivipansel, and we intend to seek Orphan Drug designation and exclusivity for our other drug candidates whenever it is available.

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

Employees and Human Capital Resources

As of December 31, 2021, we had 52 employees, all of whom are full-time and located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purposes of our equity incentive plans are to attract, retain and reward high performing employees through the granting of equity-based compensation awards in order to increase shareholder value and the success of our company by motivating employees to perform to the best of their abilities and achieve our company objectives. We monitor our compensation, benefits, and exit interview data and make changes as needed to enable the ongoing recruitment and selection of talented new employees, as well as to retain existing talent. Our Core Values underpin our mission on how we build our drug development pipeline, and how we establish relationships with employees, patients, healthcare providers, researchers and stakeholders.

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

We have incurred significant losses since our inception in 2003 and, as of December 31, 2021, we had an accumulated deficit of $372.9 million. In recent years, we have financed our operations with proceeds from registered public offerings of our common stock and upfront and milestone payments under our license and collaboration agreements.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are still in the early stages of development of our drug candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially and our negative cash flows from operating activities will continue over the next 12 months and beyond as we:

●	conduct our ongoing clinical trials and initiate additional clinical trials of our drug candidates, including the completion of our planned Phase 3 clinical trial of uproleselan;
●	continue the research and preclinical development of our drug candidates;
●	seek to discover and develop additional drug candidates;
●	seek regulatory approvals for any drug candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drugs for which we may obtain regulatory approval;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, regulatory and scientific personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and planned future commercialization efforts; and
●	incur legal, accounting, insurance and other expenses in operating as public company.

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

We will need substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed, we may not be able to continue as a going concern and could be forced to delay, reduce or eliminate our drug development programs or potential commercialization efforts.

We believe that our cash and cash equivalents as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our drug candidates;
●	the number and development requirements of other drug candidates that we may pursue;
●	the costs, timing and outcome of regulatory review of our drug candidates;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our drug candidates for which we receive marketing approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or in-license other drug candidates and technologies.

Our management must periodically evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. Based on our current cash position, our ongoing significant operating losses and the fact that we do not have any committed sources of revenue or cash flows other than potential payments from our license and collaboration agreements, management believes that, given our current cash position, there is substantial doubt about our ability to continue as a going concern beyond the date that is one year from the date that the financial statements included in this Annual Report were issued.

Identifying potential drug candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we or any current or future collaborators may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from the sale of drugs that we do not expect to be commercially available for several years, if at all. Accordingly, our ability to fund our operations is dependent upon management’s plans, which include raising additional capital in the near term primarily through a combination of equity and debt financings, collaborations and strategic alliances. There can be no assurances that new financings or other transactions will be available to us on commercially acceptable terms, or at all. Our ability to raise additional capital may also be adversely impacted by global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise capital to fund our operations when needed or on attractive terms, we could be forced to delay, reduce the scope of or eliminate our research and development programs or any future commercialization efforts, which would have a material adverse effect on our business, financial condition, results of operations and ability to operate as a going concern.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our research programs or drug candidates or grant licenses on terms that may not be favorable to us or that may be at less than the full potential value of such rights. If we are unable to raise additional funds through equity or debt financings or other arrangements with third parties when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to third parties to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

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

As of December 31, 2021, we had federal and state net operating loss carryforwards of $290.0 million, research and development tax credit carryforwards of $10.3 million and $37.7 million of orphan drug tax credit carryforwards. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2026, the research and development tax credits in 2023 and the orphan drug tax credit in 2033. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under federal income tax laws, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We could experience ownership changes in the future that would limit our ability to use our net operating loss carryforwards.

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

We have only one drug candidate in a late-stage clinical trial. All of our other drug candidates are still in Phase 1 clinical trials or in preclinical development. If we or our collaborators are unable to commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.

Uproleselan is our only drug candidate that is in a Phase 2 or Phase 3 clinical trial. Our other drug candidates are still in Phase 1 clinical trials or in preclinical development. We have not completed the development of any drug candidates, we currently generate no revenue from the sale of any drugs and we may never be able to develop a marketable drug. We have invested substantially all of our efforts and financial resources in the development of our glycomimetics platform, the identification of potential drug candidates using that platform and the development of our drug candidates. Our ability to generate revenue from our other drug candidates, which we do not expect to occur for many years, if ever, will depend heavily on their successful development and eventual commercialization. The success of those drug candidates will depend on several factors, including:

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

The risk of failure of our drug candidates is high. It is impossible to predict when or if any of our drug candidates will prove safe or effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we or a collaborator must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of the drug candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of development. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, changes in patient treatment options over time may make the relevance of historical control data for a given indication less relevant to the drug candidate being studied, which could impact the success of the trial or, even if successful, the desirability of a successful drug candidate versus other available treatment options. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

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

In response to the ongoing COVID-19 pandemic, in 2020 we implemented a work-from-home policy for most of our employees, and we have recently adopted a hybrid home-office work policy. The effects of our policy may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

In addition, our clinical trials may be affected by the COVID-19 pandemic due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the pandemic may impact our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, a further prolonged pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.

The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely.

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

If any collaborations we might enter into do not result in the successful development and commercialization of drugs, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. For example, in February 2020, Pfizer terminated its license agreement with us for the worldwide development and commercialization of our prior drug candidate rivipansel, thereby eliminating our right to receive any future development or commercialization milestones or royalty payments for sales of that drug candidate. In addition, even if we are eligible to receive any such payments from a collaborator, they could be substantially delayed. If we do not receive the funding we expect under these agreements, the development of our drug candidates could be delayed and we may need additional resources to develop our drug candidates. All of the risks relating to drug development, regulatory approval and commercialization described in this report also apply to the activities of our collaborators.

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

We have engaged a third-party contract research organization, or CRO, to conduct our ongoing and planned clinical trials for uproleselan and expect to engage CROs with respect to any of our other drug candidates that may progress to clinical development. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. Agreements with such third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our drug development activities.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a drug candidate will prevent us or our collaborators from commercializing the drug candidate. We have not received approval to market any of our drug candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, applicable regulatory authorities. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our ability to obtain marketing approval or prevent or limit commercial use. If any of our drug candidates receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit sales of the drug.

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

Regulatory authorities in some jurisdictions, including the United States and the European Union, or EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We have obtained Orphan Drug designation from the FDA for uproleselan for the treatment of AML, as well as for GMI-1359 for the treatment of osteosarcoma. However, in order to obtain marketing exclusivity in a particular jurisdiction, we must receive the first marketing approval of the drug for its intended indication. In addition, the orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

Generally, if a drug with an orphan designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and 10 years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Pursuant to the terms of our collaboration and license agreement, Apollomics is responsible for the clinical development and commercialization of uproleselan and GMI-1687 in Greater China. The continuation of COVID-19 in China could have a material adverse effect on Apollomics’ ability to develop these drug candidates in a timely manner due to disruptions in the region, travel restrictions, temporary closures of businesses and suspension of services and supplies. Any such delay or disruptions in clinical development could result in the delay of any potential milestone payments to us under the license and collaboration agreement, which could have a material adverse effect on our financial position and results of operations.

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

Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we conduct clinical research, sell, market and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient data privacy and security regulation by the U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs, such as Medicare and Medicaid;
●	federal civil and criminal false claims laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, and civil monetary penalty laws that prohibit individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal Open Payments program, pursuant to the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members, with disclosure of such information to be made by CMS on a publicly available website; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

There remain judicial and Congressional challenges to certain aspects of PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

It is unclear how any such challenges and healthcare reform measures of the Biden administration will impact ACA and our business.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which began in 2013, pursuant to the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing the 2% Medicare payment reductions, and on April 1, 2013, these reductions went into effect. Pursuant to the Bipartisan Budget Act of 2015, these reductions will stay in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could influence the purchase of medicines and reduce reimbursement and/or coverage of our product candidates, if approved.

Current and future healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose implementing drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance on September 24, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of Harout Semerjian, our President and Chief Executive Officer; John Magnani, our Senior Vice President of Research and Chief Scientific Officer; Armand Girard, our Senior Vice President and Chief Business Officer; and Brian Hahn, our Senior Vice President of Finance and Chief Financial Officer, as well as the other members of our scientific and clinical teams. In particular, we are dependent upon Dr. Magnani for key expertise in carbohydrate chemistry and knowledge of carbohydrate biology with respect to our glycomimetics platform, and the loss of his services would materially impair our future drug discovery efforts. Although we have entered into employment agreements with our executive officers, each of them may currently terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including recently in connection with the COVID-19 pandemic, which has resulted in volatile stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the COVID-19 pandemic, political, regulatory and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance.

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

Stockholders

As of February 28, 2022, we had 52,313,894 shares of common stock outstanding held by 24 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Performance Graph

The following graph compares the five-year cumulative total return of our common stock with the Nasdaq Composite Index (U.S.) and the Nasdaq Biotechnology Index. The comparison assumes a $100 investment on December 31, 2016 in our common stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index, and assumes reinvestment of the full amount of all dividends, if any. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the discussion of our financial condition and results of operations and cash flows for the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 2, 2021.

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

Our proprietary glycomimetics platform is based on our expertise in carbohydrate chemistry and our understanding of the role carbohydrates play in key biological processes. Most human proteins are modified by the addition of complex carbohydrate structures to the surface of such proteins, which affects the functions of the proteins and their interactions with other molecules. Our initial research and development efforts have focused on drug candidates targeting selectins, which are proteins that serve as adhesion molecules and bind to carbohydrates that are involved in the inflammatory component and progression of a wide range of diseases, including hematologic disorders, cancer and cardiovascular disease. For example, we believe that members of the selectin family play a key role in tumor metastasis and resistance to chemotherapy. Inhibiting specific carbohydrates from binding to selectins has long been viewed as a potentially attractive approach for therapeutic intervention. The ability to successfully develop drug-like carbohydrate compounds that inhibit binding with selectins, known as selectin antagonists, has historically been limited by their potency and the complexities of carbohydrate chemistry. We believe our expertise in the rational design of potent glycomimetic antagonists with drug-like properties and in carbohydrate chemistry enables us to identify highly effective selectin antagonists and other glycomimetics that may inhibit the disease-related functions of certain carbohydrates in order to develop novel drug candidates to address orphan diseases with high unmet medical need.

Our lead glycomimetic drug candidate, uproleselan, is a specific E-selectin inhibitor that we are developing to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, a life-threatening hematologic cancer, and potentially other hematologic cancers. In 2021, we completed enrollment of patients in a randomized, double-blind, placebo-controlled Phase 3 pivotal clinical trial to evaluate uproleselan in individuals with relapsed/refractory AML, the design of which was based on guidance received from the U.S. Food and Drug Administration, or FDA. Based on discussions with our external statisticians for the trial, we expect to report preliminary data from the trial after year end 2022.

We have also entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, part of the National Institutes of Health, to conduct a Phase 2/3 randomized, controlled clinical trial testing the addition of uproleselan to a standard chemotherapy regimen. Enrollment of the Phase 2 portion was completed in December 2021. There will be a planned interim analysis that will evaluate event-free survival and whether the pre-specified threshold for continuing to Phase 3 has been met. The trial may also provide support for regulatory filings, if the results of the planned interim analysis are positive.

Uproleselan is also being studied in multiple investigator-sponsored trials, with data readouts from these trial expected in 2022.

We have rationally designed an innovative antagonist of E-selectin, GMI-1687, that could be a subcutaneously administered treatment. Initially developed as a potential life-cycle extension to uproleselan, we believe that GMI-1687 could be developed to broaden the clinical usefulness of an E-selectin antagonist to conditions where outpatient treatment is preferred or required. We are currently conducting preclinical activities and studies with GMI-1687 to support our planned submission of an investigational new drug application, or IND, to the FDA in the first half of 2022.

We are also developing a drug candidate, GMI-1359, that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. In the fourth quarter of 2021, we ended a Phase 1b trial of GMI-1359 in hormone receptor positive breast cancer patients whose tumors have spread to bone. We are also advancing other preclinical-stage programs, including small-molecule glycomimetic compounds that inhibit the protein galectin-3, that could be an orally administered treatment, which we believe may have potential to be used for the treatment of fibrosis, cancer and cardiovascular disease.

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

Since inception, we have incurred significant operating losses. We had an accumulated deficit of $372.9 million as of December 31, 2021 and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

●	initiate and conduct our planned clinical trials of uproleselan and GMI-1687, including fulfilling our funding and supply commitments related to the ongoing clinical trials of uproleselan;
●	conduct NDA-enabling activities related to manufacture, toxicology and clinical pharmacology for our product candidates;
●	manufacture additional uproleselan drug supplies for validation and prepare for commercialization;
●	seek to discover and develop additional drug candidates;
●	seek regulatory approvals for any drug candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, regulatory and scientific personnel;
●	maintain sufficient level of insurance including product liability and directors, officers and corporate liability insurance policies; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and potential future commercialization efforts.

To fund further operations, we will need to raise capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, potentially including the use of our at-the-market sales facility with Cowen, or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. For example, the current global COVID-19 pandemic presents material uncertainty and its disruption of the capital markets may have a material adverse impact on our ability to raise additional capital if we decide to do so. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents will be sufficient to fund our operations into the second quarter of 2023 without giving effect to potential business development opportunities, such as upfront or milestone payments under license and collaboration agreements, or additional financing activities including the potential sale of common stock. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Impact of COVID-19 on Our Business

The imposition of “lockdown,” “social distancing” and “shelter in place” directives by state and federal governments in the United States as well as governments in other regions of the world in response to the COVID-19 pandemic, including in locations in which our Phase 3 clinical trial of uproleselan is being conducted, resulted in slowed clinical site initiation, patient recruitment and enrollment rates early in the pandemic. Enrollment rates returned to forecasted rates from the beginning of the lockdowns and we completed enrollment in November 2021. However, we cannot at this time fully assess the effect of the COVID-19 pandemic on our completion of the clinical trial. We continue to closely monitor the COVID-19 situation and any potential impact to our planned activities.

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

In September 2020, the China National Medical Products Administration (NMPA) Center for Drug Evaluation (CDE) granted IND approval for uproleselan (also known as APL-106), enabling the initiation of a Phase 1 pharmacokinetics and tolerability study and a planned Phase 3 bridging study of APL-106 in combination with chemotherapy in relapsed/refractory AML. In January 2021, APL-106 was granted Breakthrough Therapy Designation from the China NMPA CDE for the treatment of relapsed/refractory AML. In March 2021, Apollomics enrolled the first patient in the Phase 1 study.

In June 2020, we entered into a clinical supply agreement with Apollomics under which we will manufacture and supply uproleselan product to Apollomics at agreed upon prices. Apollomics has the option to begin manufacture after appropriate material transfer requirements are met. During the year ended December 31, 2021, we recognized $1.1 million in revenue from the sale of clinical supplies to Apollomics under the clinical supply agreement.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 3 to our financial statements appearing elsewhere in this Annual Report, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant judgments and estimates.

Revenue Recognition

We apply Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration agreements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods and services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods and services. To determine revenue recognition for an arrangement that an entity determines is within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and identify, as a performance obligation, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Expected Volatility— Volatility is a measure of the amount by which a financial variable such as share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We base the expected volatility on the historical volatility of our publicly traded common stock.

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

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, facilities expenses, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, fees paid to CROs and other consultants and other outside expenses. Other preclinical research and platform programs include activities related to exploratory efforts, target validation, lead optimization for our earlier programs and our proprietary glycomimetics platform. Our research and development expenses relate primarily to the development of uproleselan and our other drug candidates.

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

Research and development activities are central to our business model. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We expect our research and development expenses to increase over the next several years as we seek to progress uproleselan, GMI-1687 and our other drug candidates into and through clinical development. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical studies and clinical trials of our drug candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our drug candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our drug candidates.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting and consulting services. We anticipate that our general and administrative expenses will increase in the future as we start to build upon our commercialization efforts for uproleselan and continue to support our research and development activities.

Interest Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations

The following table sets forth our results of operations:

	Year Ended
	December 31,		Increase/(Decrease)
(dollars in thousands)	2021	2020
Revenue	$1,160	$10,163	$(9,003)	(89)%
Costs and expenses:
Research and development expense	47,492	44,929	2,563	6%
General and administrative expense	17,115	16,743	372	2%
Total costs and expenses	64,607	61,672	2,935	5%
Loss from operations	(63,447)	(51,509)	(11,938)	23%
Interest income	20	482	(462)	(96)%
Net loss and comprehensive loss	$(63,427)	$(51,027)	$(12,400)	24%

Revenue

During the year ended December 2021 and 2020, revenue was $1.2 million and $10.2 million, respectively, all of which was the result of payments received under our license and collaboration agreement with Apollomics for the development and commercialization of uproleselan and GMI-1687 in Greater China. During the year ended December 31, 2021, we recognized $1.1 million in revenue from the sale of clinical supplies to Apollomics under a clinical supply agreement. In January 2020, we recognized $9.0 million in revenue from an upfront milestone payment, and in September 2020, we recognized a $1.0 million clinical development milestone payment.

Research and Development Expense

The following table summarizes our research and development expense by functional area:

	Year Ended
	December 31,		Increase/(Decrease)
(dollars in thousands)	2021	2020
Clinical development	$19,689	$18,321	$1,368	7%
Manufacturing and formulation	12,307	9,221	3,086	33%
Contract research services, consulting and other costs	2,163	1,907	256	13%
Laboratory costs	2,140	2,066	74	4%
Personnel-related	8,978	10,467	(1,489)	(14)%
Stock-based compensation	2,215	2,947	(732)	(25)%
Research and development expense	$47,492	$44,929	$2,563	6%

The following table summarizes our research and development expense by drug candidate:

	Year Ended
	December 31,		Increase/(Decrease)
(dollars in thousands)	2021	2020
Uproleselan	$29,781	$27,189	$2,592	10%
GMI-1359	555	467	88	19%
Other research and development	5,963	3,859	2,104	55%
Personnel-related and stock-based compensation	11,193	13,414	(2,221)	(17)%
Research and development expense	$47,492	$44,929	$2,563	6%

Our research and development expense for the year ended December 31, 2021 increased by $2.6 million compared to the year ended December 31, 2020 primarily due to:

●	increased clinical trial and development costs related to our ongoing global Phase 3 clinical trial of uproleselan in individuals with relapsed/refractory AML;

●	increased manufacturing costs for the uproleselan validation batches; and

●	increased costs for toxicity studies of GMI-1687 included in other research and development in the drug candidate summary table above.

These increases were partially offset by:

●	decreased personnel-related and stock-based compensation due to a lower number of research and development employees.

General and Administrative Expense

The following table sets forth the components of our general and administrative expense:

	Year Ended
	December 31,		Increase/(Decrease)
(dollars in thousands)	2021	2020
Personnel-related	$5,788	$6,275	$(487)	(8)%
Stock-based compensation	3,872	3,955	(83)	(2)%
Legal, consulting and other professional expenses	6,652	5,819	833	14%
Other	803	694	109	16%
General and administrative expense	$17,115	$16,743	$372	2%

General and administrative expense increased for the year ended December 31, 2021 by $372,000, or 2%, compared to 2020. Personnel-related expenses decreased due to a reversal of accruals for performance and retention bonuses that our prior Chief Executive Officer was eligible to receive but which were forfeited upon her cessation of service in that role in 2021. These decreases were offset by higher recruiting, consulting and legal expenses incurred in the year ended December 31, 2021 as compared to 2020.

Interest Income

During the year ended December 31, 2021, interest income decreased by $462,000, compared to the same period in 2020, due to lower average cash balances and lower interest rates on those balances.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations primarily through public offerings and private placements of our capital stock, including sales agreements with Cowen, and upfront and milestone payments from our license and collaboration agreements. As of December 31, 2021, we had $90.3 million in cash and cash equivalents.

In October 2020, we filed a prospectus supplement to a shelf registration statement that we filed in May 2019 and entered into an at-the-market sales agreement, or the 2020 Sales Agreement, with Cowen. Under the 2020 Sales Agreement, we may sell up to $100.0 million of our common stock registered under the shelf registration statement that we filed in May 2019. During the year ended December 31, 2020, we sold 1,024,760 shares of common stock under the 2020 Sales Agreement at a weighted average price of $3.74 per share, for aggregate net proceeds of $3.7 million, after deducting commissions and offering expenses. During the year ended December 31, 2021, we sold an additional 3,092,603 shares of common stock under the 2020 Sales Agreement at a weighted average price of $3.57 per share, for aggregate net proceeds of $10.7 million, after deducting commissions and offering expenses. As of December 31, 2021, we have approximately $85.1 million remaining available to be sold under the terms of the 2020 Sales Agreement. Subsequent to December 31, 2021, there have been no additional sales under the 2020 Sales Agreement.

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

As of December 31, 2021, our significant contractual obligations consisted solely of rent obligations under a non-cancelable lease, as amended, for our current office space in Rockville, Maryland, which has a term through October 2023. Total remaining obligations under this lease as of December 31, 2021 were $2.0 million. We have no other fixed long-term obligations and we do not have significant capital expenditure requirements.

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

A change in the outcome of any of these variables with respect to the development of any of our drug candidates would significantly change the costs and timing associated with the development of that drug candidate. Because our drug candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements, including our existing license agreement with Apollomics. Except for amounts that we may sell under our 2020 Sales Agreement with Cowen, and Apollomics’ conditional obligations to make milestone and royalty payments to us under our license agreement, we do not have any committed external source of liquidity.

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

Going Concern

The accompanying financial statements included in this Annual Report have been prepared assuming that we will continue as a going concern within one year after the date that the financial statements are issued. During 2021, we incurred a net loss of $63.4 million and had net cash flows used in operating activities of $57.5 million. At December 31, 2021, we had $90.3 million in cash and cash equivalents and had no committed source of additional funding from either debt or equity financings. Management believes that given our current cash position and forecasted negative cash flows from operating activities over the next twelve months as we continue our product development activities, including the completion of our planned Phase 3 clinical trial of uproleselan, there is substantial doubt about our ability to continue as a going concern beyond the date that is one year from the date that these financial statements are issued, without obtaining additional financing or entering into another form of non-equity or debt arrangement.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following table summarizes our cash flows:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(57,489)	$(39,242)
Investing activities	(15)	(68)
Financing activities	10,724	18,144
Net change in cash and cash equivalents	$(46,780)	$(21,166)

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

Operating Activities

Net cash used in operating activities was $57.5 million during the year ended December 31, 2021 compared to $39.2 million during the year ended December 31, 2020. For the years ended December 31, 2021 and 2020, we received $1.1 million and $10.2 million, respectively, in revenue under our agreements with Apollomics for the development and commercialization of uproleselan and GMI-1687 in Greater China. For the year ended December 31, 2021, there was increased spending in clinical development and manufacturing expenses as a result of ongoing costs associated with our uproleselan clinical development programs in our global Phase 3 clinical trial and the NCI-sponsored Phase 2/3 trial.

Investing Activities

Net cash used in investing activities, consisting of purchases of scientific equipment and computers, was $15,000 for the year ended December 31, 2021 compared to $68,000 during the year ended December 31, 2020.

Financing Activities

Net cash provided by financing activities of $10.7 million and $18.1 million during the years ended December 31, 2021 and 2020, respectively, consisted primarily of the net proceeds received from our at-the-market facility with Cowen. During the year ended December 31, 2020, we also received $319,000 in proceeds from stock option exercises.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2021 and 2020, we had cash and cash equivalents of $90.3 million and $137.0 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial statement schedules required to be filed are listed in Part IV, Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding the effectiveness of internal control over financial reporting as required by Section 404(b) of the Sarbanes-Oxley Act of 2002. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit smaller reporting companies to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive proxy statement for our 2022 annual meeting of stockholders, or the 2022 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the relevant information to be included in the 2022 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors” and “Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the relevant information to be included in the 2022 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the relevant information to be included in the 2022 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the relevant information to be included in the 2022 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the relevant information to be included in the 2022 Proxy Statement under the caption “Ratification of Selection of Independent Auditors.”

PART IV

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen stock certificate evidencing shares of Common Stock.

4.2(4)	Description of Certain of Registrant’s Securities.

10.1+(5)	2003 Stock Incentive Plan, as amended.

10.2+(6)	Form of Incentive Stock Option Agreement under 2003 Stock Incentive Plan.

10.3+(7)	Form of Nonqualified Stock Option Agreement under 2003 Stock Incentive Plan.

10.4+(8)	2013 Equity Incentive Plan.

10.5+(9)	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan.

10.6+(10)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan.

10.7+(11)	2013 Employee Stock Purchase Plan.

10.8+(12)	Form of Indemnification Agreement.

10.9+(13)	Executive Employment Agreement, dated as of August 3, 2021, by and between the Registrant and Harout Semerjian.

10.10+(14)	Amended and Restated Executive Employment Agreement, dated as of July 30, 2019, by and between the Registrant and Brian Hahn.

10.11+(15)	Amended and Restated Executive Employment Agreement, dated as of July 30, 2019, by and between the Registrant and John Magnani.

10.12+(16)	Amended and Restated Executive Employment Agreement, dated as of July 30, 2019, by and between the Registrant and Armand Girard.

10.13+	Consulting Agreement, dated as of August 31, 2021, by and between the Registrant and Rachel King.

10.14+	Amended and Restated Non-Employee Director Compensation Policy.

Exhibit Number	Description of Document

10.15(17)	Lease Agreement, dated July 23, 2014, by and between the Registrant and BMR-Medical Center Drive, LLC.

10.16(18)	Sales Agreement, dated October 7, 2020 by and between the Registrant and Cowen and Company, LLC.

10.17(19)	First Amendment to Lease, dated March 24, 2016, by and between the Registrant and BMR-Medical Center Drive LLC.

10.18*(20)	Collaboration and License Agreement, dated January 2, 2020, by and between the Registrant and Apollomics (Hong Kong) Limited.

10.19+	GlycoMimetics, Inc. Amended and Restated Inducement Plan dated as of January 21, 2022.

10.20+(21)	Form of Stock Option Grant Notice and Stock Option Agreement under the GlycoMimetics, Inc. Inducement Plan.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (contained on signature page hereto).

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

+	Indicates management contract or compensatory plan.
*	Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.
(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 31, 2013, and incorporated by reference herein.
(4)	Previously filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on February 28, 2020, and incorporated by reference herein.
(5)	Previously filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(6)	Previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(7)	Previously filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(8)	Previously filed as Exhibit 10.11 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(9)	Previously filed as Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(10)	Previously filed as Exhibit 10.13 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(11)	Previously filed as Exhibit 10.14 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(12)	Previously filed as Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(13)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on November 2, 2021, and incorporated by reference herein.
(14)	Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on August 1, 2019, and incorporated by reference herein.
(15)	Previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on August 1, 2019, and incorporated by reference herein.
(16)	Previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on August 1, 2019, and incorporated by reference herein.
(17)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on July 28, 2014, and incorporated by reference herein.
(18)	Previously filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on October 7, 2020, and incorporated by reference herein.
(19)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on March 29, 2016, and incorporated by reference herein.
(20)	Previously filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on February 28, 2020, and incorporated by reference herein.
(21)	Previously filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on February 28, 2020, and incorporated by reference herein.

ITEM  16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLYCOMIMETICS, INC.

By:	/s/ Harout Semerjian
Harout Semerjian
President and Chief Executive Officer

March 3, 2022

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harout Semerjian and Brian M. Hahn, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of GlycoMimetics, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harout Semerjian Harout Semerjian	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2022

/s/ Brian M. Hahn Brian M. Hahn	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2022

/s/ Patricia S. Andrews Patricia S. Andrews	Director	March 3, 2022

/s/ Mark A. Goldberg, M.D. Mark A. Goldberg M.D.	Director	March 3, 2022

/s/ Scott T. Jackson Scott T. Jackson	Director	March 3, 2022

/s/ Daniel M. Junius Daniel M. Junius	Director	March 3, 2022

/s/ Rachel K. King Rachel K. King	Director	March 3, 2022

/s/ Scott Koenig, M.D., Ph.D. Scott Koenig, M.D., Ph.D.	Director	March 3, 2022

/s/ Timothy Pearson Timothy Pearson	Director	March 3, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of GlycoMimetics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GlycoMimetics, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern without obtaining additional funding or entering into another form of non-equity or debt arrangement. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accrued Clinical Trial Expenses

Description of the Matter

As discussed in Note 3 to the financial statements, the Company records costs for clinical trial activities based upon estimates of costs incurred through the balance sheet date that have yet to be invoiced by the contract research organizations, investigative sites, and other consultants. The Company’s accrued expenses of $8.7 million at December 31, 2021 include accrued clinical trial expenses, and the Company’s research and development costs and expenses of $47.5 million for the year ended December 31, 2021 include 2021 clinical trial expenses.

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

How We Addressed the Matter in Our Audit

To evaluate the accrual for clinical expenses, our audit procedures included, among others, reading certain contracts with contract research organizations and clinical study sites to evaluate financial and certain other contractual terms, testing the completeness and accuracy of the underlying data used in the estimates, and evaluating the significant assumptions. For example, we evaluated patient enrollment, patient cycles incurred, clinical site activations, estimated project duration, and other pass-through costs, that are used by management to estimate the recorded accruals. We assessed the reasonableness of the significant assumptions. For example, we corroborated the progress of clinical trials with the Company’s clinical team and inspected information from third parties related to active patient sites and currently enrolled patients. We also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the financial statements were issued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Baltimore, Maryland

March 3, 2022

GLYCOMIMETICS, INC.

Balance Sheets

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$90,254,890	$137,035,017
Prepaid expenses and other current assets	533,804	1,238,328
Total current assets	90,788,694	138,273,345
Property and equipment, net	368,842	620,673
Prepaid research and development expenses	1,560,607	1,560,607
Deposits	52,320	52,320
Operating lease right-of-use asset	1,576,185	2,325,224
Total assets	$94,346,648	$142,832,169
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$2,107,615	$2,089,939
Accrued expenses	8,715,368	9,439,881
Lease liabilities	1,001,407	898,549
Total current liabilities	11,824,390	12,428,369
Noncurrent accrued expenses	—	264,329
Lease liabilities, net of current portion	918,607	1,920,015
Total liabilities	12,742,997	14,612,713
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 52,313,894 shares issued and outstanding at December 31, 2021; 49,017,622 shares issued and outstanding at December 31, 2020	52,314	49,018
Additional paid-in capital	454,448,327	437,639,991
Accumulated deficit	(372,896,990)	(309,469,553)
Total stockholders’ equity	81,603,651	128,219,456
Total liabilities and stockholders’ equity	$94,346,648	$142,832,169

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2021	2020	2019
Revenue from collaboration and license agreements	$1,159,767	$10,162,935	$—

Costs and expenses:
Research and development expense	47,491,567	44,929,198	47,029,264
General and administrative expense	17,115,405	16,743,127	14,360,038
Total costs and expenses	64,606,972	61,672,325	61,389,302
Loss from operations	(63,447,205)	(51,509,390)	(61,389,302)
Interest income	19,768	482,487	3,497,391
Net loss and comprehensive loss	$(63,427,437)	$(51,026,903)	$(57,891,911)
Basic and diluted net loss per common share	$(1.23)	$(1.12)	$(1.34)
Basic and diluted weighted-average number of common shares outstanding	51,453,204	45,721,139	43,254,782

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	43,160,751	$43,159	$405,972,075	$(200,550,739)	$205,464,495
Exercise of options and vesting of restricted stock units	306,182	306	412,607	—	412,913
Stock-based compensation	—	—	6,215,090	—	6,215,090
Net loss	—	—	—	(57,891,911)	(57,891,911)
Balance at December 31, 2019	43,466,933	43,465	412,599,772	(258,442,650)	154,200,587
Issuance of common stock, net of issuance costs	5,161,502	5,163	17,819,554	—	17,824,717
Exercise of options and vesting of restricted stock units	389,187	390	318,907	—	319,297
Stock-based compensation	—	—	6,901,758	—	6,901,758
Net loss	—	—	—	(51,026,903)	(51,026,903)
Balance at December 31, 2020	49,017,622	49,018	437,639,991	$(309,469,553)	$128,219,456
Issuance of common stock, net of issuance costs	3,092,603	3,092	10,696,225	—	10,699,317
Exercise of options and vesting of restricted stock units	203,669	204	24,825	—	25,029
Stock-based compensation	—	—	6,087,286	—	6,087,286
Net loss	—	—	—	(63,427,437)	(63,427,437)
Balance at December 31, 2021	52,313,894	$52,314	$454,448,327	$(372,896,990)	$81,603,651

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(63,427,437)	$(51,026,903)	$(57,891,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	264,600	270,754	279,234
Loss on disposal of assets	2,174	—	—
Non-cash lease expense	749,039	680,845	620,068
Stock-based compensation	6,087,286	6,901,758	6,215,090
Changes in assets and liabilities:
Prepaid expenses and other current assets	704,524	3,087,994	(2,059,260)
Accounts payable	17,676	654,279	(1,227,919)
Accrued expenses	(988,842)	993,420	2,709,986
Lease liabilities	(898,550)	(804,078)	(629,427)
Net cash used in operating activities	(57,489,530)	(39,241,931)	(51,984,139)

Investing activities
Purchases of property and equipment	(14,943)	(68,507)	(144,928)
Net cash used in investing activities	(14,943)	(68,507)	(144,928)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	10,699,317	17,824,717	—
Proceeds from exercise of stock options	25,029	319,297	412,913
Net cash provided by financing activities	10,724,346	18,144,014	412,913
Net change in cash and cash equivalents	(46,780,127)	(21,166,424)	(51,716,154)
Cash and cash equivalents, beginning of period	137,035,017	158,201,441	209,917,595
Cash and cash equivalents, end of period	$90,254,890	$137,035,017	$158,201,441

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

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued. During 2021, the Company incurred a net loss of $63.4 million and had net cash flows used in operating activities of $57.5 million. At December 31, 2021, the Company had $90.3 million in cash and cash equivalents and had no committed source of additional funding from either debt or equity financings. Management believes that given the Company’s current cash position and forecasted negative cash flows from operating activities over the next twelve months, including the completion of its planned Phase 3 clinical trial of uproleselan, there is substantial doubt about its ability to continue as a going concern after the date that is one year from the date that these financial statements are issued, without obtaining additional financing or entering into another form of non-equity or debt arrangement.

The Company’s ability to fund its operations is dependent upon management’s plans, which include raising additional capital in the near term primarily through a combination of equity and debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements and in the longer term, from revenue related to product sales, to the extent its product candidates receive marketing approval and can be commercialized. There can be no assurances that new financings or other transactions will be available to us on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances and marketing, distribution or licensing arrangements may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights. If the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of or eliminate some or all of our operations, which may have a material adverse effect on our business, financial condition, results of operations and ability to operate as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is not able to continue as a going concern.

3. Summary of Significant Accounting Policies

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

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents. The fair values of the financial instruments approximated their carrying values at December 31, 2021 and 2020, due to their short-term maturities. The Company accounts for recurring and nonrecurring fair value measurements in accordance with ASC 820, Fair Value Measurements. ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value, and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) either on a recurring or non-recurring basis as of December 31, 2021 and 2020. The carrying value of cash held in money market funds of approximately $88.3 million and $135.0 million as of December 31, 2021 and 2020, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs). The Company did not transfer any assets measured at fair value on a recurring basis between levels during the years ended December 31, 2021 and 2020.

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

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of the carrying value of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant, and Equipment. ASC 360 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2021 and 2020, the Company determined that there were no impaired assets and it had no assets held for sale.

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

The Company enters into licensing agreements which are within the scope of Topic 606, under which it licenses certain of its drug candidates’ rights to third parties. The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of the licensed product, if and when earned. See Note 11 for additional information regarding the Company’s license agreements.

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

Manufacturing and Supply: The obligations under the Company’s agreements may include clinical and commercial manufacturing products to be provided by the Company to the counterparty. The services are generally determined to be distinct from the other promises or performance obligations identified in the arrangement. The Company recognizes the transaction price allocated to these services as revenue at a point in time when transfer of control of the related products to the customer occurs.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the years ended December 31, 2021, 2020 and 2019, the Company’s net loss was equal to comprehensive loss and, accordingly, no additional disclosure is presented.

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

4. Net Loss Per Share of Common Stock

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average common shares outstanding, as they would be anti-dilutive:

	2021	2020	2019
Stock options and restricted stock units	7,908,122	6,143,594	5,106,493

5. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets at December 31:

	2021	2020
Prepaid research and development expenses	$273,396	$965,504
Other prepaid expenses	259,061	270,675
Other receivables	1,347	2,149
Prepaid expenses and other current assets	$533,804	$1,238,328

6. Property and Equipment

Property and equipment, net consisted of the following at December 31:

	2021	2020
Furniture and fixtures	$345,712	$345,712
Laboratory equipment	1,406,346	1,446,596
Office equipment	17,762	16,755
Computer equipment	305,784	327,776
Leasehold improvements	616,133	616,133
Property and equipment	2,691,737	2,752,972
Less accumulated depreciation	(2,322,895)	(2,132,299)
Property and equipment, net	$368,842	$620,673

Depreciation of property and equipment totaled $264,600, $270,754 and $279,234 for the years ended December 31, 2021, 2020 and 2019, respectively.

7. Accrued Expenses

The following is a summary of the Company’s accrued expenses at December 31:

	2021	2020
Accrued research and development expenses	$5,824,365	$5,114,420
Accrued bonuses	2,152,302	3,341,184
Accrued consulting and other professional fees	299,607	194,760
Accrued employee benefits	348,752	569,048
Other accrued expenses	90,342	220,469
Accrued expenses	$8,715,368	$9,439,881

8. Operating Leases

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

The Company identified and applied the following significant assumptions in recognizing the right-of-use asset and corresponding liability for the Lease and Lease Amendment:

●	Lease term – The lease term includes both the noncancelable period and, when applicable, cancelable option periods where failure to exercise such option would result in an economic penalty. The Company’s renewal option to extend is not reasonably certain of being exercised as of December 31, 2021.
●	Incremental borrowing rate – As the Company’s lease does not provide an implicit rate, the Company used an incremental borrowing rate (IBR), which is the rate incurred to borrow on a collateralized basis over a term similar to the term of the lease for which the rate is estimated. The Company determined the IBR to be 8% based on an estimated rate that considered the Company’s credit risk in the United States for a collateralized borrowing and lease term similar to the Lease.

As of December 31, 2021 the weighted-average remaining lease term was 1.8 years. There were no additional operating leases entered into during the year ended December 31, 2021.

The components of lease expense and related cash flows were as follows:

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$927,957	$927,957	$927,957
Variable lease cost	490,871	593,973	465,028
Total operating lease cost	$1,418,828	$1,521,930	$1,392,985

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$1,077,469	$1,051,190	$941,089

Maturities of lease liability due under these lease agreements as of December 31, 2021 were as follows:

Operating Lease
Obligation
2022	$1,104,356
2023	940,840
Thereafter	—
Total	2,045,196
Present value adjustment	(125,182)
Present value of lease payments	$1,920,014

9. Stockholders’ Equity

Common Stock

At-The-Market Equity Offerings

On September 28, 2017, the Company entered into an at-the-market sales agreement (the 2017 Sales Agreement) with Cowen and Company, LLC (Cowen) to sell up to $100.0 million of the Company’s common stock registered under a shelf registration statement filed with the U.S. Securities and Exchange Commission in September 2017. During the year ended December 31, 2020, the Company issued and sold 4,136,742 shares of common stock under the 2017 Sales Agreement at a weighted average price per share of $3.52, for aggregate net proceeds of $14.1 million, after deducting commissions and offering expenses. There were no shares sold under the 2017 Sales Agreement during the year ended December 31, 2019. The shelf registration statement, under which the shares that could be sold under the 2017 Sales Agreement were registered, expired on October 6, 2020.

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

During the year ended December 31, 2021, the Company issued and sold an additional 3,092,603 shares of common stock under the 2020 Sales Agreement at a weighted average price per share of $3.57, for aggregate net proceeds of $10.7 million, after deducting commissions and offering expenses. As of December 31, 2021, approximately $85.1 million remained available to be sold under the terms of the 2020 Sales Agreement. Subsequent to December 31, 2021 and through the date these financial statements were issued, there have been no additional sales under the 2020 Sales Agreement.

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

A summary of the Company’s stock option activity under the 2003 Plan for the year ended December 31, 2021 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2020	97,250	$1.96	1.3
Options exercised	(3,785)	1.12
Options forfeited	—	—
Outstanding, Vested and Exercisable as of December 31, 2021	93,465	2.00	0.3	$—

During 2021, 2020 and 2019 the Company issued 3,785, 285,087 and 284,743 shares of common stock, respectively, in conjunction with exercises of stock options granted under the 2003 Plan. The Company received cash proceeds from the exercise of these stock options of $4,239, $319,297 and $318,912 during 2021, 2020 and 2019, respectively. Total intrinsic value of the options exercised during the years ended December 31, 2021, 2020 and 2019 was $8,668, $921,168 and $924,688, respectively.

As of December 31, 2021, the options under the 2003 Plan were fully expensed and all options outstanding under the 2003 Plan were fully vested. There were no options granted under the 2003 Plan in 2021, 2020 and 2019.

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

Stock Options

A summary of the Company’s stock option activity under the 2013 Plan for the year ended December 31, 2021 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2020	5,753,211	$8.93	6.6
Options granted	898,100	3.70
Options exercised	—	—
Options forfeited	(995,854)	7.89
Outstanding as of December 31, 2021	5,655,457	8.30	6.0	$—
Vested or expected to vest as of December 31, 2021	5,655,457	8.30	6.0	—
Exercisable as of December 31, 2021	4,118,394	9.43	5.1	—

As of December 31, 2021, there was $4,936,519 of total unrecognized compensation expense related to unvested options that will be recognized over a weighted-average period of approximately 2.0 years. The total fair value of options that vested in the years ended December 31, 2021, 2020 and 2019 was $5,936,641, $7,347,548 and $6,159,610, respectively. There were no options exercised under the 2013 Plan during the years ended December 31, 2021 or 2020. During the year ended December 31, 2019, the Company received cash of $94,001 and issued 16,606 shares of common stock in conjunction with exercises of stock options granted under the 2013 Plan. The intrinsic value of the options exercised for the year ended December 31, 2019 was $97,429.

Restricted Stock Units (RSUs)

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In January 2021, the Company awarded RSUs under the 2013 Plan to all of its employees. The RSUs granted vest over four years in equal installments on each anniversary of the grant date. In September 2019, the Company granted an aggregate of 332,106 RSUs with service conditions to the Company’s non-executive employees. The RSUs granted in September 2019 vested over a two-year period, with one-third vesting on the first anniversary of the date of grant and the remaining two-thirds vesting on the second anniversary of the date of grant, provided that the employee remained employed with the Company at the applicable vesting date. Compensation expense is recognized on a straight-line basis. As of December 31, 2021, there was $943,458 of total unrecognized compensation expense associated with these RSU grants that will be recognized over a weighted-average period of approximately 3.0 years.

The following is a summary of RSU activity for the 2013 Plan for the year ended December 31, 2021:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2020	192,533	$4.53
Granted	444,613	3.72
Forfeited	(101,754)	3.84
Vested	(189,792)	4.53
Unvested at December 31, 2021	345,600	3.70

Inducement Plan

In January 2020, the Company’s board of directors adopted the GlycoMimetics, Inc. Inducement Plan (the Inducement Plan). The Inducement Plan provides for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other forms of stock awards to individuals not previously an employee or director of the Company as an inducement for such individuals to join the Company. Unless otherwise stated in an applicable stock option agreement, one-fourth of the shares subject to an option grant under the Inducement Plan will typically vest upon the first anniversary of the vesting start date, with the balance of the shares vesting in a series of thirty-six successive equal monthly installments as of the first day of each month measured from the first anniversary of the vesting start date, subject to the new employee’s continued service with the Company through the applicable vesting dates. Upon termination of employment by reasons other than death, cause or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant. There were 500,000 shares of common stock reserved under the Inducement Plan at its adoption date. In August 2021, the Company’s board of directors adopted an amendment to the Inducement Plan to increase the number of shares reserved to 2,000,000 shares, and in January 2022 the Company’s board of directors adopted an amendment to the Inducement Plan to further increase the number of shares reserved to 3,000,000 shares.

.

A summary of the Company’s stock option activity under the Inducement Plan for the year ended December 31, 2021 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2020	100,600	$3.09	9.5
Options granted	1,747,600	2.02
Options exercised	(10,092)	2.06
Options forfeited	(24,508)	2.06
Outstanding as of December 31, 2021	1,813,600	2.08	9.6	$—
Vested or expected to vest as of December 31, 2021	1,264,400	2.10	9.6	—
Exercisable as of December 31, 2021	22,879	3.58	8.6	—

As of December 31, 2021, there was $1,672,270 of total unrecognized compensation expense related to unvested options under the Inducement Plan that will be recognized over a weighted-average period of approximately 3.6 years. In August 2021, the Company granted stock options to purchase an aggregate of 1,647,600 shares to its new Chief Executive Officer under the Inducement Plan. This consisted of (a) an option to purchase 1,098,400 shares, subject to vesting as to 25% of the underlying shares on August 3, 2022 and as to the remaining underlying shares in equal monthly installments over 36 months thereafter, subject to the officer’s continued service through each such vesting date, and (b) an option to purchase 549,200 shares that is subject to performance vesting conditions and will vest upon achievement of milestones as follows: (i) one-half of the shares will vest upon FDA approval of uproleselan in patients with relapsed/refractory acute myeloid leukemia and (ii) one-half of the shares will vest upon the first commercial sale of uproleselan in the United States or abroad. The maximum fair value of $798,053 associated with the performance-based option is excluded from the unrecognized compensation expense under the Inducement Plan as the completion of the performance milestones are not probable as of December 31, 2021. The Company will reevaluate at the end of each reporting period the probability that the performance conditions will be achieved and record any compensation cost at that time.

The total fair value of options that vested in the year ended December 31, 2021 was $73,334. During the year ended December 31, 2021, the Company received cash of $20,790 and issued 10,092 shares of common stock in conjunction with exercises of stock options granted under the Inducement Plan. The intrinsic value of the options exercised for the year ended December 31, 2021 was $1,944. There were no options vested or exercised under the Inducement Plan during the year ended December 31, 2020.

The weighted-average fair value of the options granted under all equity incentive plans during the years ended December 31, 2021, 2020 and 2019 was $1.85, $3.17 and $7.17 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	2021	2020	2019
Expected term	6.25 years	6.25 years	6.25 years
Expected volatility	84.19%	84.40%	71.15%
Risk-free interest rate	0.78%	1.41%	2.54%
Expected dividend yield	0%	0%	0%

Total stock-based compensation expense associated with stock options and RSUs was classified as follows on the statement of operations for the years ended December 31:

	2021	2020	2019
Research and development expense	$2,214,848	$2,946,952	$2,402,242
General and administrative expense	3,872,438	3,954,806	3,812,848
Total stock-based compensation expense	$6,087,286	$6,901,758	$6,215,090

10. Income Taxes

The components of the gross deferred tax asset and related valuation allowance at December 31 were as follows:

	2021	2020
Deferred income tax assets:
Net operating loss carryforward	$79,788,146	$63,830,866
Capitalized start-up costs	920,516	1,114,309
Patent amortization	73,480	88,949
Research and orphan drug credits	47,976,370	42,008,797
Stock-based compensation	7,102,947	6,778,569
Operating lease liabilities	528,340	775,598
Accrued bonus	592,260	919,410
Other	209,580	283,751
Gross deferred income tax assets	137,191,639	115,800,249
Valuation allowance	(136,613,829)	(115,016,323)
Net deferred income tax assets	577,810	783,926

Deferred income tax liabilities:
Operating lease right-of-use assets	(433,727)	(639,843)
Property and equipment	(144,083)	(144,083)
Gross deferred income tax liabilities	(577,810)	(783,926)
Net deferred income tax asset/(liability)	$—	$—

Based on the Company’s operating history and management’s expectation regarding future profitability, management believes the Company’s deferred tax assets will not be realizable under ASC 740, Income Taxes. Accordingly, a full valuation allowance has been established as of December 31, 2021 and 2020.

As of December 31, 2021, the Company had $290.0 million of U.S. Federal and state net operating losses, $10.3 million of research and development tax credits and $37.7 million of orphan drug tax credits available to carry forward. A portion of the net operating loss carryforwards will begin to expire in 2026, the research and development tax credits in 2023 and the orphan drug tax credit in 2033. Under current federal income tax laws, federal net operating losses incurred in 2018 and in future years may be carried forward, indefinitely, but the deductibility of such federal net operating losses is limited.

The Company’s tax attributes, including net operating losses and credits, are subject to any ownership changes as defined under Internal Revenue Code Sections 382 and 383. A change in ownership could affect the Company’s ability to utilize its net operating losses and credits. As of December 31, 2021, the Company does not believe that an ownership change has occurred. Any future ownership changes may cause a limitation on the Company’s ability to utilize existing tax attributes.

The Company files income tax returns in the U.S. federal jurisdiction and in the State of Maryland. The Company’s federal income tax returns for tax years 2003 and after remain subject to examination by the U.S. Internal Revenue Service due to tax attributes available to be carried forward to open or future tax years. The Company’s Maryland income tax returns for the tax years 2006 and thereafter remain subject to examination by the Comptroller of Maryland. In addition, all of the net operating losses, research and development tax credit and orphan drug credit carryforwards that may be used in future years are still subject to adjustment.

The Company did not have unrecognized tax benefits as of December 31, 2021 and 2020, and does not anticipate this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Reconciliations between the statutory federal income tax rate and the effective income tax rate of income tax expense is as follows as of December 31:

	2021	2020	2019
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes	5.9	5.7	5.7
Research credit	0.9	0.7	0.8
Orphan drug credit	6.6	9.8	8.8
Other	(0.3)	0.4	(0.1)
Change in valuation allowance	(34.1)	(37.6)	(36.2)
Provision for income taxes	—%	—%	—%

11.  Research and License Agreements

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

In June 2020, the Company and Apollomics entered into a clinical supply agreement pursuant to which the Company will manufacture and supply the Products at agreed upon prices. Apollomics has the option to begin manufacture of the Products after appropriate material transfer requirements are met. During the year ended December 30, 2021, the Company recognized $1.1 million as revenue from the sale of clinical supplies to Apollomics.

The Company evaluated the Agreement under the provisions of ASC 606 and identified two performance obligations under this revenue arrangement: the (i) delivery of functional licenses and (ii) manufacture and supply of the Products. The initial transaction price consists of a $9.0 million non-refundable up-front payment which was allocated to the delivered functional licenses and recognized in full as revenue in the first quarter of 2020 given that the performance obligation was satisfied upon inception. The Agreement contains various forms of variable consideration, including (i) up to $75.0 million in development milestones based on achievement of certain clinical and regulatory events, (ii) up to $105.0 million of sales-based commercial milestones based on achievement of certain annual net sales targets, (iii) sales-based royalties at specified percentages of net sales ranging from the high single digits to 15%, and (iv) manufacture and supply of clinical and commercial Products. The Company has fully constrained the development milestone consideration using the most likely amount method and will recognize that revenue when it is probable that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. In September 2020, the Company received a non-refundable $1.0 million development milestone payment upon acceptance by Chinese regulatory authorities of a Phase 3 bridging study design to support registration in China. The Company recognized this $1.0 million payment as revenue in the quarter ended September 30, 2020. The Company did not recognize any milestone revenue under the Agreement for the year ended December 31, 2021.

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

12. Employee Benefit Plan

The Company has a defined contribution plan under the Internal Revenue Code Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. For the years ended December 31, 2021, 2020 and 2019, the Company matched 50% up to the first 6% of employee contributions. All matching contributions have been paid by the Company. The Company’s matching contributions vest in full immediately. The total Company matching contributions were approximately $270,000, $252,000 and $219,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

13. Risks and Uncertainties

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