Form 10-Q
period 2022-03-31
GLYCOMIMETICS INC
filed 2022-04-28
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on April 27, 2022 was 52,392,444.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLYCOMIMETICS, INC.

Balance Sheets

	March 31,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$76,516,226	$90,254,890
Prepaid expenses and other current assets	947,392	533,804
Total current assets	77,463,618	90,788,694
Property and equipment, net	350,055	368,842
Prepaid research and development expenses	2,221,407	1,560,607
Deposits	52,320	52,320
Operating lease right-of-use asset	1,377,371	1,576,185
Total assets	$81,464,771	$94,346,648
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$2,276,173	$2,107,615
Accrued expenses	9,477,026	8,715,368
Lease liabilities	1,028,534	1,001,407
Total current liabilities	12,781,733	11,824,390
Lease liabilities, net of current portion	651,786	918,607
Total liabilities	13,433,519	12,742,997
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 52,392,444 shares issued and outstanding at March 31, 2022; 52,313,894 shares issued and outstanding at December 31, 2021	52,392	52,314
Additional paid-in capital	455,528,891	454,448,327
Accumulated deficit	(387,550,031)	(372,896,990)
Total stockholders’ equity	68,031,252	81,603,651
Total liabilities and stockholders’ equity	$81,464,771	$94,346,648

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2022	2021
Revenue from collaboration and license agreements	$—	$1,055,441

Costs and expenses:
Research and development expense	9,603,922	11,147,236
General and administrative expense	5,056,188	4,188,110
Total costs and expenses	14,660,110	15,335,346
Loss from operations	(14,660,110)	(14,279,905)
Interest income	7,069	5,846
Net loss and comprehensive loss	$(14,653,041)	$(14,274,059)
Basic and diluted net loss per common share	$(0.28)	$(0.28)
Basic and diluted weighted-average number of common shares outstanding	52,331,391	50,697,183

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Stockholders’ Equity

	Three Months Ended March 31, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	52,313,894	$52,314	$454,448,327	$(372,896,990)	$81,603,651
Vesting of restricted stock units	78,550	78	(78)	—	—
Stock-based compensation	—	—	1,080,642	—	1,080,642
Net loss	—	—	—	(14,653,041)	(14,653,041)
Balance at March 31, 2022	52,392,444	$52,392	$455,528,891	$(387,550,031)	$68,031,252

	Three Months Ended March 31, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	49,017,622	$49,018	$437,639,991	$(309,469,553)	$128,219,456
Issuance of common stock, net of issuance costs	2,517,603	2,517	9,557,182	—	9,559,699
Exercise of options	3,785	4	4,235	—	4,239
Stock-based compensation	—	—	1,614,185	—	1,614,185
Net loss	—	—	—	(14,274,059)	(14,274,059)
Balance at March 31, 2021	51,539,010	$51,539	$448,815,593	$(323,743,612)	$125,123,520

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(14,653,041)	$(14,274,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59,308	68,088
Loss on disposal of assets	—	2,174
Non-cash lease expense	198,814	180,586
Stock-based compensation	1,080,642	1,614,185
Changes in assets and liabilities:
Prepaid expenses and other current assets	(413,588)	85
Prepaid research and development expenses	(660,800)	—
Accounts payable	168,558	50,861
Accrued expenses	761,658	(1,552,381)
Lease liabilities	(239,694)	(214,810)
Net cash used in operating activities	(13,698,143)	(14,125,271)

Investing activities
Purchases of property and equipment	(40,521)	(3,060)
Net cash used in investing activities	(40,521)	(3,060)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	9,559,699
Proceeds from exercise of stock options	—	4,239
Net cash provided by financing activities	—	9,563,938
Net change in cash and cash equivalents	(13,738,664)	(4,564,393)
Cash and cash equivalents, beginning of period	90,254,890	137,035,017
Cash and cash equivalents, end of period	$76,516,226	$132,470,624

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

2. Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued. During 2021, the Company incurred a net loss of $63.4 million and had net cash flows used in operating activities of $57.5 million. At March 31, 2022, the Company had $76.5 million in cash and cash equivalents and had no committed source of additional funding from either debt or equity financings, although the Company may, in its discretion, sell equity securities under the terms of its existing at-the-market sales agreement (see Note 8), subject to certain conditions and limitations. Management believes that given the Company’s current cash position and forecasted negative cash flows from operating activities over the next twelve months, including the completion of its planned Phase 3 clinical trial of uproleselan, there is substantial doubt about its ability to continue as a going concern after the date that is one year from the date that these unaudited financial statements are issued, without obtaining additional financing or entering into another form of non-equity or debt arrangement.

The Company’s ability to fund its operations is dependent upon management’s plans, which include raising additional capital in the near term primarily through a combination of equity and debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements and in the longer term, from revenue related to product sales, to the extent its product candidates receive marketing approval and can be commercialized. There can be no assurances that new financings or other transactions will be available to the Company on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances and marketing, distribution or licensing arrangements may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights. If the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of or eliminate some or all of its operations, which may have a material adverse effect on the Company’s business, financial condition, results of operations and ability to operate as a going concern.

The accompanying unaudited financial statements do not include any adjustments that might be necessary if the Company is not able to continue as a going concern.

3. Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the United States Securities and Exchange Commission (the SEC) on March 3, 2022 (the Form 10-K).

Basis of Accounting

The accompanying unaudited financial statements were prepared based on the accrual method of accounting in accordance with U.S. generally accepted accounting principles (GAAP).

Unaudited Financial Statements

The accompanying balance sheet as of March 31, 2022, statements of operations and comprehensive loss and stockholders’ equity for the three months ended March 31, 2022 and 2021 and statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2021 contained in the Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2022 and its results of operations and changes in its stockholders’ equity for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021. The December 31, 2021 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2022 and 2021 are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of March 31, 2022 and December 31, 2021. The carrying value of cash held in money market funds of $74.5 million and $88.3 million as of March 31, 2022 and December 31, 2021, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs). The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three months ended March 31, 2022 and 2021.

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

The Company enters into licensing agreements which are within the scope of Topic 606, under which it licenses certain of its drug candidates’ rights to third parties. The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of the licensed product, if and when earned. See Note 10 for additional information regarding the Company’s license agreements.

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

Manufacturing and Supply: The obligations under the Company’s agreements may include clinical and/or commercial manufacturing products to be provided by the Company to the counterparty. The services are generally determined to be distinct from the other promises or performance obligations identified in the arrangement. The Company recognizes the transaction price allocated to these services as revenue at a point in time when transfer of control of the related products to the customer occurs.

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

Stock-Based Compensation

Stock-based payments are accounted for in accordance with the provisions of ASC 718, Compensation—Stock Compensation. The fair value of stock-based payments is estimated, on the date of grant, using the Black-Scholes-Merton model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the option. The Company accounts for forfeitures as they occur.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average common shares outstanding, as they would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock options and RSUs	9,789,833	7,088,005

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three months ended March 31, 2022 and 2021, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted

There have been no new accounting pronouncements that have significance, or potential significance, to the Company’s unaudited financial statements for the quarter ended March 31, 2022.

4. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	March 31,	December 31,
	2022	2021
Prepaid research and development expenses	$459,866	$273,396
Other prepaid expenses	482,751	259,061
Other receivables	4,775	1,347
Prepaid expenses and other current assets	$947,392	$533,804

5. Property and Equipment

Property and equipment, net consists of the following:

	March 31,	December 31,
	2022	2021
Furniture and fixtures	$346,906	$345,712
Laboratory equipment	1,440,088	1,406,346
Office equipment	17,762	17,762
Computer equipment	311,369	305,784
Leasehold improvements	616,133	616,133
Property and equipment	2,732,258	2,691,737
Less accumulated depreciation	(2,382,203)	(2,322,895)
Property and equipment, net	$350,055	$368,842

Depreciation expense was $59,308 and $68,088 for the three months ended March 31, 2022 and 2021, respectively.

6. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	March 31,	December 31,
	2022	2021
Accrued research and development expenses	$7,401,146	$5,824,365
Accrued bonuses	1,051,123	2,152,302
Accrued consulting and other professional fees	347,476	299,607
Accrued employee benefits	567,386	348,752
Other accrued expenses	109,895	90,342
Accrued expenses	$9,477,026	$8,715,368

7. Leases

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

The Company identified and applied the following significant assumptions in recognizing the right-of-use asset and corresponding liability for the Lease and Lease Amendment:

●	Lease term – The lease term includes both the noncancelable period and, when applicable, cancelable option periods where failure to exercise such option would result in an economic penalty. The Company’s renewal option to extend was not reasonably certain of being exercised as of March 31, 2022.

●	Incremental borrowing rate – As the Company’s lease does not provide an implicit rate, the Company used an incremental borrowing rate, or IBR, which is the rate incurred to borrow on a collateralized basis over a term similar to the term of the lease for which the rate is estimated. The Company determined the IBR to be 8.0% based on an estimated rate that considered the Company’s credit risk in the United States for a collateralized borrowing and term similar to the Lease.

As of March 31, 2022, the weighted-average remaining lease term was 1.6 years. There were no additional operating leases entered into during the three months ended March 31, 2022.

The components of lease expense and related cash flows were as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$231,989	$231,989
Variable lease cost	151,132	146,421
Total operating lease cost	$383,121	$378,410

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$272,870	$266,215

Maturities of lease liability due under these lease agreements as of March 31, 2022 were as follows:

Operating Lease
Obligation
April 1, 2022 - December 31, 2022	$831,488
2023	940,840
Thereafter	—
Total	1,772,328
Present value adjustment	(92,008)
Present value of lease payments	$1,680,320

8. Stockholders’ Equity

At-The-Market Sales Facility

In October 2020, the Company entered into an at-the-market sales agreement (the 2020 Sales Agreement) with Cowen and Company, LLC (Cowen). There were no shares sold under the 2020 Sales Agreement during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company issued and sold 2,517,603 shares of common stock under the 2020 Sales Agreement at a weighted average price per share of $3.92, for aggregate net proceeds of $9.6 million, after deducting commissions and offering expenses. As of March 31, 2022, approximately $85.1 million remained available to be sold under the terms of the 2020 Sales Agreement. Subsequent to March 31, 2022, there have been no additional sales under the 2020 Sales Agreement.

In March 2022, the Company filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. On April 28, 2022, the Company terminated the 2020 Sales Agreement and entered into a new at-the-market sales agreement (the 2022 Sales Agreement) with Cowen. Under the 2022 Sales Agreement, the Company may sell up to $100.0 million of its common stock.

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

A summary of the Company’s stock option activity under the 2003 Plan for the three months ended March 31, 2022 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2021	93,465	$2.00	0.3
Options exercised	—	—
Options forfeited	(73,859)	1.98
Outstanding, Vested and Exercisable as of March 31, 2022	19,606	2.07	0.3	$—

As of March 31, 2022, outstanding options under the 2003 Plan were fully expensed and all shares underlying outstanding options were fully vested. There were no options exercised during the three months ended March 31, 2022. Total intrinsic value for the 3,785 options exercised during the three months ended March 31, 2021 was $8,668 and total cash received for options exercised was $4,239.

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

On April 5, 2022, the board of directors approved an amendment and restatement of the 2013 Plan, subject to the approval of the Company’s stockholders at its annual meeting of stockholders to be held in May 2022 (the Amended Plan).

Authorized Shares

The maximum number of shares of common stock that initially could be issued under the 2013 Plan was 1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited or repurchased by the Company. The number of shares of common stock reserved for issuance under the 2013 Plan has automatically increased on January 1 of each year through January 1, 2022, by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. As of March 31, 2022, the total number of shares reserved for issuance under the 2013 Plan was 9,506,767 shares, of which 1,345,998 shares were available for future grants. If the Amended Plan is approved by the Company’s stockholders, the existing share reserve under the 2013 Plan will be increased by 2,619,622 shares, and beginning on January 1, 2023 and ending on (and including) January 1, 2029, the maximum number of shares of common stock that may be issued under the Amended Plan will cumulatively be increased by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the board of directors or the compensation committee thereof. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000 shares.

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

A summary of the Company’s stock option activity under the 2013 Plan for the three months ended March 31, 2022 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2021	5,655,457	$8.30	6.0
Options granted	1,825,100	1.11
Options exercised	—	—
Options forfeited	(125,980)	11.13
Outstanding as of March 31, 2022	7,354,577	6.46	6.8	$55
Vested or expected to vest as of March 31, 2022	7,140,377	6.62	6.8	48
Exercisable as of March 31, 2022	4,367,434	9.11	5.2	—

As of March 31, 2022, there was $5,361,718 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 2.3 years. There were no options exercised under the 2013 Plan during the three months ended March 31, 2022 and 2021. The total fair value of shares underlying options which vested in the three months ended March 31, 2022 and 2021 was $1,263,094 and $2,269,172, respectively.

In January 2022, the Company granted stock options to purchase an aggregate of 214,200 shares to certain employees under the 2013 Plan which were subject to performance vesting conditions. The shares will vest upon achievement of milestones as follows: (i) one-half of the shares will vest upon FDA approval of uproleselan for patients with relapsed/refractory acute myeloid leukemia and (ii) one-half of the shares will vest upon the first commercial sale of uproleselan in the United States or abroad. The maximum fair value of $171,360 associated with the performance-based options granted in January 2022 is excluded from the unrecognized compensation expense under the 2013 Plan as the completion of the performance milestones was not probable as of March 31, 2022. The Company will reevaluate at the end of each reporting period the probability that the performance conditions will be achieved and will record any adjustments to the compensation cost at that time.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In January 2021, the Company awarded RSUs under the 2013 Plan to all of its employees. The RSUs granted vest over four years in equal installments on each anniversary of the grant date, provided that the employee remains employed by the Company at the applicable vesting date. Compensation expense is recognized on a straight-line basis. As of March 31, 2022, there was $849,932 of total unrecognized compensation expense associated with outstanding RSU grants that will be recognized over a weighted-average period of approximately 2.8 years.

The following is a summary of RSU activity under the 2013 Plan for the three months ended March 31, 2022:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2021	345,600	$3.70
Granted	—	—
Forfeited	—	—
Vested	(78,550)	3.81
Unvested at March 31, 2022	267,050	3.66

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

A summary of the Company’s stock option activity under the Inducement Plan for the three months ended March 31, 2022 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2021	1,813,600	$2.08	9.6
Options granted	335,000	1.13
Options exercised	—	—
Options forfeited	—	—
Outstanding as of March 31, 2022	2,148,600	1.93	9.4	$16
Vested or expected to vest as of March 31, 2022	1,564,400	1.91	9.4	14
Exercisable as of March 31, 2022	27,004	3.59	8.3	—

As of March 31, 2022, there was $1,796,675 of total unrecognized compensation expense related to unvested options under the Inducement Plan that will be recognized over a weighted-average period of approximately 3.4 years. The total fair value of shares underlying options which vested in the three months ended March 31, 2022 and 2021 was $10,667 and $2,205, respectively. There were no options exercised under the Inducement Plan during the three months ended March 31, 2022 and 2021.

During 2021 and the three months ended March 31, 2022, the Company granted stock options to purchase an aggregate of 584,200 shares to certain newly hired employees under the Inducement Plan which options were subject to the same performance vesting conditions described above with respect to the stock options granted in January 2022 under the 2013 Plan. The maximum fair value of $825,353 associated with the performance-based options is excluded from the unrecognized compensation expense under the Inducement Plan as the completion of the performance milestones were not probable as of March 31, 2022. The Company will reevaluate at the end of each reporting period the probability that the performance conditions will be achieved and will record any adjustments to the compensation cost at that time.

The weighted-average fair value of the options granted under all equity incentive plans during the three months ended March 31, 2022 and 2021 was $0.80 per share and $2.70 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	2022	2021
Expected term	6.25 years	6.25 years
Expected volatility	84.51%	83.72%
Risk-free interest rate	1.66%	0.63%
Expected dividend yield	0%	0%

Stock-based compensation expense was classified on the statements of operations as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Research and development expense	$318,825	$688,972
General and administrative expense	761,817	925,213
Total stock-based compensation expense	$1,080,642	$1,614,185

9. Income Taxes

The Company has not recorded any tax provision or benefit for the three months ended March 31, 2022 and 2021. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at March 31, 2022 and December 31, 2021.

10. License and Collaboration Agreements

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

In June 2020, the Company and Apollomics entered into a clinical supply agreement pursuant to which the Company will manufacture and supply the Products at agreed upon prices. Apollomics has the option to begin manufacture of the Products after appropriate material transfer requirements are met. During the three months ended March 31, 2021, the Company recognized $1.1 million as revenue from the sale of clinical supplies to Apollomics. The Company did not recognize revenue under the clinical supplies agreement during the three months ended March 31, 2022.

The Company evaluated the Agreement under the provisions of ASC 606 and identified two performance obligations under this revenue arrangement: the (i) delivery of functional licenses and (ii) manufacture and supply of the Products. The initial transaction price consists of a $9.0 million non-refundable up-front payment which was allocated to the delivered functional licenses and recognized in full as revenue in the first quarter of 2020 given that the performance obligation was satisfied upon inception. The Agreement contains various forms of variable consideration, including (i) up to $75.0 million in development milestones based on achievement of certain clinical and regulatory events, (ii) up to $105.0 million of sales-based commercial milestones based on achievement of certain annual net sales targets, (iii) sales-based royalties at specified percentages of net sales ranging from the high single digits to 15%, and (iv) manufacture and supply of clinical and commercial Products. The Company has fully constrained the development milestone consideration using the most likely amount method and will recognize that revenue when it is probable that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. In September 2020, the Company received a non-refundable $1.0 million development milestone payment upon acceptance by Chinese regulatory authorities of a Phase 3 bridging study design to support registration in China. The Company recognized this $1.0 million payment as revenue in the three months ended September 30, 2020. The Company did not recognize any milestone revenue under the Agreement for the three months ended March 31, 2022.

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

11. Risks and Uncertainties

COVID-19

The impact of the continuing COVID-19 pandemic on the Company’s business and financial performance is uncertain and depends on various factors, including the duration of the pandemic, government restrictions and other actions, including relief measures and mass vaccination efforts, implemented to address the impact of the pandemic, and resulting impacts on the financial markets and overall economy. The imposition of directives by state and federal governments in the United States as well as governments in other regions of the world in response to the COVID-19 pandemic, including in locations in which its Phase 3 clinical trial of uproleselan is being conducted, did previously result in some delays associated with the trial. COVID-19 infection rates continue to fluctuate, particularly with the emergence of variants and sub-variants, which could still negatively affect the completion of the trial on the timeline that the Company currently expects. The Company is unable to determine the extent of the impact of the pandemic on its operations and financial condition going forward. These developments are highly uncertain and unpredictable, and may materially adversely affect the Company’s financial position and results of operations. The Company continues to closely monitor the COVID-19 situation and any potential impact to its planned activities.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K filed with the SEC on March 3, 2022.

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

Our lead glycomimetic drug candidate, uproleselan, is a specific E-selectin inhibitor that we are developing to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, a life-threatening hematologic cancer, and potentially other hematologic cancers. In 2021, we completed enrollment of patients in a randomized, double-blind, placebo-controlled Phase 3 pivotal clinical trial to evaluate uproleselan in individuals with relapsed/refractory AML, the design of which was based on guidance received from the U.S. Food and Drug Administration, or FDA. Based on current projections, we anticipate reaching the overall survival events trigger mid-year 2023, with top line data disclosure shortly thereafter.

We have also entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, part of the National Institutes of Health, to conduct a Phase 2/3 randomized, controlled clinical trial testing the addition of uproleselan to a standard chemotherapy regimen. Enrollment of the Phase 2 portion was completed in December 2021. There will be a planned interim analysis that will evaluate event-free survival and whether the pre-specified threshold for continuing to Phase 3 has been met. The trial may also provide support for regulatory filings, if the results of the planned interim analysis are sufficiently positive.

Uproleselan is also being studied in multiple investigator-sponsored trials, with data readouts from some or all of these trials expected in 2022.

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

We are also developing a drug candidate, GMI-1359, that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. In the fourth quarter of 2021, we terminated a Phase 1b trial of GMI-1359 in hormone receptor positive breast cancer patients whose tumors have spread to bone. We are also advancing other preclinical-stage programs, including small-molecule glycomimetic compounds that inhibit the protein galectin-3, which we believe may have potential to be an orally administered treatment for fibrosis, cancer and cardiovascular disease.

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

Since inception, we have incurred significant operating losses. We had an accumulated deficit of $387.6 million as of March 31, 2022 and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. Our forecasted expenses include those we will need to undertake in order to:

●	initiate and conduct our planned clinical trials of uproleselan, including fulfilling our funding and supply commitments related to the ongoing clinical trials of uproleselan;
●	conduct NDA-enabling activities related to manufacture, toxicology and clinical pharmacology for our product candidates;
●	manufacture additional uproleselan drug supplies for validation and prepare for commercialization;
●	seek regulatory approvals for any drug candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval;
●	maintain, expand and protect our intellectual property portfolio;
●	maintain sufficient levels of insurance, including product liability and directors, officers and corporate liability insurance policies; and
●	add personnel to support our drug development and potential future commercialization efforts.

To fund further operations, we will need to raise capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, potentially including the use of our at-the-market sales facility with Cowen, or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents will be sufficient to fund our operations into the second quarter of 2023 without giving effect to potential business development opportunities, such as upfront or milestone payments under license and collaboration agreements, or additional financing activities including the potential sale of common stock under our at-the-market sales facility or otherwise. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

In September 2020, the China National Medical Products Administration (NMPA) Center for Drug Evaluation (CDE) granted IND approval for uproleselan (also known as APL-106), enabling the initiation of a Phase 1 pharmacokinetics and tolerability study and a planned Phase 3 bridging study of APL-106 in combination with chemotherapy in relapsed/refractory AML. In January 2021, APL-106 was granted Breakthrough Therapy Designation from the China NMPA CDE for the treatment of relapsed/refractory AML. In March 2021, Apollomics enrolled the first patient in the Phase 1 study and enrolled the first patient in the Phase 3 portion of the trial in November 2021.

In June 2020, we entered into a clinical supply agreement with Apollomics under which we will manufacture and supply uproleselan product to Apollomics at agreed upon prices. Apollomics has the option to begin manufacture after appropriate material transfer requirements are met. During the year ended December 31, 2021, we recognized $1.1 million in revenue from the sale of clinical supplies to Apollomics under the clinical supply agreement. There was no revenue recognized from Apollomics for the three months ended March 31, 2022.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies and estimates, please see the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There have not been any material changes to our critical accounting policies and estimates since December 31, 2021.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting and consulting services. We anticipate that our general and administrative expenses will increase in the future as we start to build upon our commercialization efforts for uproleselan.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following table sets forth our results of operations:

	Three Months Ended March 31,		Increase/(Decrease)
(dollars in thousands)	2022	2021
Revenue	$—	$1,055	$(1,055)	(100)%
Costs and expenses:
Research and development expense	9,604	11,147	(1,543)	(14)%
General and administrative expense	5,056	4,188	868	21%
Total costs and expenses	14,660	15,335	(675)	(4)%
Loss from operations	(14,660)	(14,280)	(380)	3%
Interest income	7	6	1	17%
Net loss and comprehensive loss	$(14,653)	$(14,274)	$(379)	3%

Revenue

There was no revenue recognized during the three months ended March 31, 2022. During the three months ended March 31, 2021, we recognized $1.1 million in revenue from the sale of clinical supplies to Apollomics under the clinical supply agreement.

Research and Development Expense

The following tables summarize our research and development expense by functional area for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Increase/(Decrease)
(dollars in thousands)	2022	2021
Clinical development	$3,016	$4,654	$(1,638)	(35)%
Manufacturing and formulation	2,942	2,290	652	28%
Contract research services, consulting and other costs	389	542	(153)	(28)%
Laboratory costs	499	513	(14)	(3)%
Personnel-related	2,439	2,459	(20)	(1)%
Stock-based compensation	319	689	(370)	(54)%
Research and development expense	$9,604	$11,147	$(1,543)	(14)%

The following table summarizes our research and development expense by drug candidate for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Increase/(Decrease)
(dollars in thousands)	2022	2021
Uproleselan	$5,286	$6,727	$(1,441)	(21)%
GMI-1687	812	201	611	304%
GMI-1359	44	234	(190)	(81)%
Other research and development	704	837	(133)	(16)%
Personnel-related and stock-based compensation	2,758	3,148	(390)	(12)%
Research and development expense	$9,604	$11,147	$(1,543)	(14)%

Our research and development expense for the three months ended March 31, 2022 decreased by $1.5 million compared to the same period ended March 31, 2021 primarily due to:

●	decreased clinical trial and development costs related to our ongoing global Phase 3 clinical trial of uproleselan in individuals with relapsed/refractory AML as patient enrollment ended in October 2021; and

●	decreased stock-based compensation expense due to lower share prices, resulting in lower grant date fair market values for equity awards.

These decreases were partially offset by:

●	increased manufacturing costs for uproleselan validation batches; and

●	increased costs for toxicity studies of GMI-1687.

General and Administrative Expense

The following table summarizes the components of our general and administrative expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Increase/(Decrease)
(dollars in thousands)	2022	2021
Personnel-related	$1,994	$1,605	$389	24%
Stock-based compensation	762	925	(163)	(18)%
Legal, consulting and other professional expenses	2,105	1,468	637	43%
Other	195	190	5	3%
General and administrative expense	$5,056	$4,188	$868	21%

General and administrative expenses increased by $868,000 for the three months ended March 31, 2022 as compared to the same period in 2021. The increase was primarily due to commercial start-up expenses for uproleselan and higher patent fees in the first quarter of 2022 as compared to 2021. Personnel-related costs increased due to our hiring of a Chief Commercial Officer in February 2022.

Interest Income

During the three months ended March 31, 2022 interest income increased slightly due to higher interest rates in the first quarter of 2022 as compared to 2021.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations primarily through public offerings and private placements of our capital stock, including sales agreements with Cowen, and upfront and milestone payments from our license and collaboration agreements. As of March 31, 2022, we had $76.5 million in cash and cash equivalents.

In October 2020, we entered into an at-the-market sales agreement, or the 2020 Sales Agreement, with Cowen. During the year ended December 31, 2020, we sold 1,024,760 shares of common stock under the 2020 Sales Agreement at a weighted average price of $3.74 per share, for aggregate net proceeds of $3.7 million, after deducting commissions and offering expenses. During the year ended December 31, 2021, we sold an additional 3,092,603 shares of common stock under the 2020 Sales Agreement at a weighted average price of $3.57 per share, for aggregate net proceeds of $10.7 million, after deducting commissions and offering expenses. As of December 31, 2021, there was $85.1 million remaining available to be sold under the terms of the 2020 Sales Agreement, and subsequent to December 31, 2021 we did not make any additional sales under the 2020 Sales Agreement.

In March 2022, we filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. On April 28, 2022, we terminated the 2020 Sales Agreement and entered into a new at-the-market sales agreement, or the 2022 Sales Agreement, with Cowen. Under the 2022 Sales Agreement, we may sell up to $100.0 million of our common stock.

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

As of March 31, 2022, our significant contractual obligations consisted solely of rent obligations under a non-cancelable lease, as amended, for our current office space in Rockville, Maryland, which has a term through October 2023. Total remaining obligations under this lease as of March 31, 2022 were $1.7 million. We have no other fixed long-term obligations and we do not have significant capital expenditure requirements.

The successful development of any of our drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of and potential commercialization of uproleselan or our other drug candidates. We are also unable to predict when, if ever, material net cash inflows will commence from uproleselan or our other drug candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Going Concern

The accompanying financial statements included in this report have been prepared assuming that we will continue as a going concern within one year after the date that the financial statements are issued. During 2021, we incurred a net loss of $63.4 million and had net cash flows used in operating activities of $57.5 million. At March 31, 2022, we had $76.5 million in cash and cash equivalents and had no committed source of additional funding from either debt or equity financings, although we may, in our discretion, sell equity securities under the 2022 Sales Agreement described above, subject to certain conditions and limitations. Management believes that given our current cash position and forecasted negative cash flows from operating activities over the next twelve months as we continue our product development activities, including the completion of our planned Phase 3 clinical trial of uproleselan, there is substantial doubt about our ability to continue as a going concern beyond the date that is one year from the date that the financial statements included in this report are issued, without obtaining additional financing or entering into another form of non-equity or debt arrangement.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(13,698)	$(14,125)
Investing activities	(41)	(3)
Financing activities	—	9,564
Net change in cash and cash equivalents	$(13,739)	$(4,564)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 and 2021 was primarily the result of ongoing clinical and manufacturing costs associated with our uproleselan clinical development programs. These cash expenses were offset by non-cash expenses for stock-based compensation, lease expense and depreciation, and for the three months ended March 31, 2021, the clinical supplies payment of $1.0 million received from Apollomics.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was for computer, office and laboratory equipment and was immaterial.

Financing Activities

There were no financing activities for the three months ended March 31, 2022. Net cash provided by financing activities during the three months ended March 31, 2021 primarily consisted of the net proceeds received from sales of our common stock under our at-the-market facility with Cowen of $9.6 million.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $76.5 million and $90.3 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors as of the date of this quarterly report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 3, 2022.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.       OTHER INFORMATION

On April 28, 2022, we entered into the 2022 Sales Agreement with Cowen under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100,000,000, or the ATM Shares, after the date of the 2022 Sales Agreement through Cowen as our sales agent. The 2022 Sales Agreement replaces the 2020 Sales Agreement between us and Cowen, which has been terminated. We sold an aggregate of $14.9 million in shares of common stock under the 2020 Sales Agreement.

The ATM Shares will be offered and sold pursuant to our Registration Statement on Form S-3 (File No. 333-263297), which was declared effective by the SEC on April 22, 2022. We will file a prospectus supplement with the SEC in connection with the offer and sale of the ATM Shares pursuant to the 2022 Sales Agreement.

Cowen may sell the ATM Shares under the 2022 Sales Agreement by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made by means of ordinary brokers’ transactions on The Nasdaq Global Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. Cowen will use commercially reasonable efforts to sell the ATM Shares from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission equal to three percent (3.0%) of the gross sales proceeds of any ATM Shares sold through Cowen under the 2022 Sales Agreement, and also have provided Cowen with customary indemnification rights. In addition, we have agreed to reimburse certain legal expenses and fees by Cowen in connection with the offering up to a maximum of $50,000.

We are not obligated to make any sales of ATM Shares under the 2022 Sales Agreement. The offering of ATM Shares pursuant to the 2022 Sales Agreement will terminate upon the earlier of (i) the sale of all ATM Shares subject to the 2022 Sales Agreement or (ii) termination of the 2022 Sales Agreement in accordance with its terms.

The foregoing description of the 2022 Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the 2022 Sales Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

The legal opinion of Cooley LLP relating to the validity of the ATM Shares being offered pursuant to the 2022 Sales Agreement is filed as Exhibit 5.1 to this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

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

5.1*	Opinion of Cooley LLP.

10.1*	Sales Agreement, dated April 28, 2022, by and between the Company and Cowen and Company, LLC.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

GLYCOMIMETICS, INC.

Date: April 28, 2022	By:	/s/ Brian M. Hahn
Brian M. Hahn
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)