Form 10-Q
period 2022-06-30
GLYCOMIMETICS INC
filed 2022-08-03
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on August 1, 2022 was 52,423,944.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLYCOMIMETICS, INC.

Balance Sheets

	June 30,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$60,244,377	$90,254,890
Prepaid expenses and other current assets	1,019,240	533,804
Total current assets	61,263,617	90,788,694
Property and equipment, net	332,971	368,842
Prepaid research and development expenses	2,221,407	1,560,607
Deposits	52,320	52,320
Operating lease right-of-use asset	1,173,706	1,576,185
Total assets	$65,044,021	$94,346,648
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$1,270,945	$2,107,615
Accrued expenses	6,610,665	8,715,368
Lease liabilities	1,056,176	1,001,407
Total current liabilities	8,937,786	11,824,390
Lease liabilities, net of current portion	378,792	918,607
Total liabilities	9,316,578	12,742,997
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 52,423,944 shares issued and outstanding at June 30, 2022; 52,313,894 shares issued and outstanding at December 31, 2021	52,424	52,314
Additional paid-in capital	456,492,617	454,448,327
Accumulated deficit	(400,817,598)	(372,896,990)
Total stockholders’ equity	55,727,443	81,603,651
Total liabilities and stockholders’ equity	$65,044,021	$94,346,648

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from collaboration and license agreements	$75,000	$142	$75,000	$1,055,582

Costs and expenses:
Research and development expense	7,973,278	10,167,282	17,577,200	21,314,517
General and administrative expense	5,454,877	4,237,342	10,511,065	8,425,452
Total costs and expenses	13,428,155	14,404,624	28,088,265	29,739,969
Loss from operations	(13,353,155)	(14,404,482)	(28,013,265)	(28,684,387)
Interest income	85,588	5,221	92,657	11,067
Net loss and comprehensive loss	$(13,267,567)	$(14,399,261)	$(27,920,608)	$(28,673,320)
Basic and diluted net loss per common share	$(0.25)	$(0.28)	$(0.53)	$(0.56)
Basic and diluted weighted-average number of common shares outstanding	52,407,347	51,539,010	52,369,369	51,118,096

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	52,313,894	$52,314	$454,448,327	$(372,896,990)	$81,603,651
Vesting of restricted stock units	78,550	78	(78)	—	—
Stock-based compensation	—	—	1,080,642	—	1,080,642
Net loss	—	—	—	(14,653,041)	(14,653,041)
Balance at March 31, 2022	52,392,444	52,392	455,528,891	(387,550,031)	68,031,252
Vesting of restricted stock units	31,500	32	(32)	—	—
Stock-based compensation	—	—	963,758	—	963,758
Net loss	—	—	—	(13,267,567)	(13,267,567)
Balance at June 30, 2022	52,423,944	$52,424	$456,492,617	$(400,817,598)	$55,727,443

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	49,017,622	$49,018	$437,639,991	$(309,469,553)	$128,219,456
Issuance of common stock, net of issuance costs	2,517,603	2,517	9,557,182	—	9,559,699
Exercise of options	3,785	4	4,235	—	4,239
Stock-based compensation	—	—	1,614,185	—	1,614,185
Net loss	—	—	—	(14,274,059)	(14,274,059)
Balance at March 31, 2021	51,539,010	51,539	448,815,593	(323,743,612)	125,123,520
Stock-based compensation	—	—	1,562,161	—	1,562,161
Net loss	—	—	—	(14,399,261)	(14,399,261)
Balance at June 30, 2021	51,539,010	$51,539	$450,377,754	$(338,142,873)	$112,286,420

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(27,920,608)	$(28,673,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	114,080	135,573
Loss on disposal of assets	3,498	2,174
Non-cash lease expense	402,479	365,521
Stock-based compensation	2,044,400	3,176,346
Changes in assets and liabilities:
Prepaid expenses and other current assets	(485,436)	(222,539)
Prepaid research and development expenses	(660,800)	—
Accounts payable	(836,670)	(915,351)
Accrued expenses	(2,104,703)	(1,170,346)
Lease liabilities	(485,046)	(434,757)
Net cash used in operating activities	(29,928,806)	(27,736,699)

Investing activities
Purchases of property and equipment	(81,707)	(8,162)
Net cash used in investing activities	(81,707)	(8,162)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	9,559,699
Proceeds from exercise of stock options	—	4,239
Net cash provided by financing activities	—	9,563,938
Net change in cash and cash equivalents	(30,010,513)	(18,180,923)
Cash and cash equivalents, beginning of period	90,254,890	137,035,017
Cash and cash equivalents, end of period	$60,244,377	$118,854,094

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

2. Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued. During 2021, the Company incurred a net loss of $63.4 million and had net cash flows used in operating activities of $57.5 million. At June 30, 2022, the Company had $60.2 million in cash and cash equivalents and had no committed source of additional funding from either debt or equity financings, although the Company may, in its discretion, sell equity securities under the terms of its existing at-the-market sales agreement (see Note 8), subject to certain conditions and limitations. Management believes that given the Company’s current cash position and forecasted negative cash flows from operating activities over the next twelve months, including the completion of its planned Phase 3 clinical trial of uproleselan, there is substantial doubt about its ability to continue as a going concern after the date that is one year from the date that these unaudited financial statements are issued, without obtaining additional financing.

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

Unaudited Financial Statements

The accompanying balance sheet as of June 30, 2022, statements of operations and comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2021 contained in the Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2022 and its results of operations and changes in its stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. The December 31, 2021 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2022 and 2021 are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of June 30, 2022 and December 31, 2021. The carrying value of cash held in money market funds of $58.2 million and $88.3 million as of June 30, 2022 and December 31, 2021, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs). The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three and six months ended June 30, 2022 and 2021.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average common shares outstanding, as they would be anti-dilutive:

	Six Months Ended June 30,
	2022	2021
Stock options and RSUs	9,627,891	6,596,390

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and six months ended June 30, 2022 and 2021, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted

There have been no new accounting pronouncements that have significance, or potential significance, to the Company’s unaudited financial statements as of and for the six months ended June 30, 2022.

4. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	June 30,	December 31,
	2022	2021
Prepaid research and development expenses	$292,812	$273,396
Other prepaid expenses	605,562	259,061
Other receivables	120,866	1,347
Prepaid expenses and other current assets	$1,019,240	$533,804

5. Property and Equipment

Property and equipment, net consists of the following:

	June 30,	December 31,
	2022	2021
Furniture and fixtures	$342,203	$345,712
Laboratory equipment	1,347,635	1,406,346
Office equipment	17,762	17,762
Computer equipment	307,343	305,784
Leasehold improvements	616,133	616,133
Property and equipment	2,631,076	2,691,737
Less accumulated depreciation	(2,298,105)	(2,322,895)
Property and equipment, net	$332,971	$368,842

Depreciation expense was $54,773 and $67,485 for the three months ended June 30, 2022 and 2021, respectively, and $114,080 and $135,573 for the six months ended June 30, 2022 and 2021, respectively.

6. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	June 30,	December 31,
	2022	2021
Accrued research and development expenses	$3,716,195	$5,824,365
Accrued bonuses	1,925,479	2,152,302
Accrued consulting and other professional fees	415,890	299,607
Accrued employee benefits	470,675	348,752
Other accrued expenses	82,426	90,342
Accrued expenses	$6,610,665	$8,715,368

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

The Company identified and applied the following significant assumptions in recognizing the right-of-use asset and corresponding liability for the Lease and Lease Amendment:

●	Lease term – The lease term includes both the noncancelable period and, when applicable, cancelable option periods where failure to exercise such option would result in an economic penalty. The Company’s renewal option to extend was not reasonably certain of being exercised as of June 30, 2022.

●	Incremental borrowing rate – As the Company’s lease does not provide an implicit rate, the Company used an incremental borrowing rate, or IBR, which is the rate incurred to borrow on a collateralized basis over a term similar to the term of the lease for which the rate is estimated. The Company determined the IBR to be 8.0% based on an estimated rate that considered the Company’s credit risk in the United States for a collateralized borrowing and term similar to the Lease.

As of June 30, 2022, the weighted-average remaining lease term was 1.3 years. There were no additional operating leases entered into during the six months ended June 30, 2022.

The components of lease expense and related cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$231,989	$231,989	$463,979	$463,979
Variable lease cost	153,753	51,608	304,885	198,029
Total operating lease cost	$385,742	$283,597	$768,864	$662,008

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$273,676	$267,001	$546,547	$533,216

Maturities of lease liability due under these lease agreements as of June 30, 2022 were as follows:

Operating Lease
Obligation
July 1, 2022 - December 31, 2022	$557,862
2023	940,840
Thereafter	—
Total	1,498,702
Present value adjustment	(63,734)
Present value of lease payments	$1,434,968

8. Stockholders’ Equity

At-The-Market Sales Facility

In October 2020, the Company entered into an at-the-market sales agreement (the 2020 Sales Agreement) with Cowen and Company, LLC (Cowen). The 2020 Sales Agreement was terminated in April 2022. There were no shares sold under the 2020 Sales Agreement during the three or six months ended June 30, 2022. During the six months ended June 30, 2021, the Company issued and sold 2,517,603 shares of common stock under the 2020 Sales Agreement at a weighted average price per share of $3.92, for aggregate net proceeds of $9.6 million, after deducting commissions and offering expenses.

In March 2022, the Company filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. On April 28, 2022, the Company entered into a new at-the-market sales agreement (the 2022 Sales Agreement) with Cowen. Under the 2022 Sales Agreement, the Company may sell up to $100.0 million of its common stock. There have been no sales under the 2022 Sales Agreement through the date these financial statements were issued.

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

A summary of the Company’s stock option activity under the 2003 Plan for the six months ended June 30, 2022 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2021	93,465	$2.00	0.3
Options exercised	—	—
Options forfeited	(73,859)	1.98
Outstanding, Vested and Exercisable as of June 30, 2022	19,606	2.07	0.1	$—

As of June 30, 2022, outstanding options under the 2003 Plan were fully expensed and all shares underlying outstanding options were fully vested. There were no options exercised during the six months ended June 30, 2022. Total intrinsic value for the 3,785 options exercised during the six months ended June 30, 2021 was $8,668 and total cash received for options exercised was $4,239.

2013 Equity Incentive Plan

The Company’s board of directors adopted, and its stockholders approved, its 2013 Equity Incentive Plan effective on January 9, 2014, and the 2013 Equity Incentive Plan was amended and restated in May 2022 (as amended and restated, the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock awards, RSU awards, stock appreciation rights, performance stock awards and other forms of stock compensation to its employees, including officers, consultants and directors. The 2013 Plan also provides for the grant of performance cash awards to the Company’s employees, consultants and directors. Unless otherwise stated in a stock option agreement, 25% of the shares subject to an option grant will typically vest upon the first anniversary of the vesting start date, with the balance of the shares vesting in a series of thirty-six successive equal monthly installments as of the first day of each month measured from the first anniversary of the vesting start date. Upon termination of employment by reasons other than death, cause, or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant.

Authorized Shares

The maximum number of shares of common stock that initially could be issued under the 2013 Plan was 1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited or repurchased by the Company. In May 2022, the 2013 Plan was amended to increase the existing share reserve by 2,619,622 shares, and provide that, beginning on January 1, 2023 and ending on (and including) January 1, 2029, the maximum number of shares of common stock that may be issued under the 2013 Plan will cumulatively be increased by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the board of directors or the compensation committee thereof. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000 shares. As of June 30, 2022, the total number of shares reserved for issuance under the 2013 Plan was 9,506,767 shares, of which 1,469,324 shares were available for future grants.

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

A summary of the Company’s stock option activity under the 2013 Plan for the six months ended June 30, 2022 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2021	5,655,457	$8.30	6.0
Options granted	1,980,800	1.07
Options exercised	—	—
Options forfeited	(385,434)	5.43
Outstanding as of June 30, 2022	7,250,823	6.47	6.4	$—
Vested or expected to vest as of June 30, 2022	7,048,223	6.63	6.3	—
Exercisable as of June 30, 2022	4,585,123	8.93	4.8	—

As of June 30, 2022, there was $4,197,865 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 2.1 years. There were no options exercised under the 2013 Plan during the six months ended June 30, 2022 and 2021. The total fair value of shares underlying options which vested in the six months ended June 30, 2022 and 2021 was $2,060,622 and $3,745,954, respectively.

In January 2022, the Company granted stock options to purchase an aggregate of 202,600 shares to certain employees under the 2013 Plan which were subject to performance vesting conditions. The shares will vest upon achievement of milestones as follows: (i) one-half of the shares will vest upon FDA approval of uproleselan for patients with relapsed/refractory acute myeloid leukemia and (ii) one-half of the shares will vest upon the first commercial sale of uproleselan in the United States or abroad. The maximum fair value of $162,080 associated with the performance-based options granted in January 2022 is excluded from the unrecognized compensation expense under the 2013 Plan as the completion of the performance milestones was not probable as of June 30, 2022. The Company will reevaluate at the end of each reporting period the probability that the performance conditions will be achieved and will record any adjustments to the compensation cost at that time.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In January 2021, the Company awarded RSUs under the 2013 Plan to its employees. The RSUs granted vest over four years in equal installments on each anniversary of the grant date, provided that the employee remains employed by the Company at the applicable vesting date. Compensation expense is recognized on a straight-line basis. As of June 30, 2022, there was $701,466 of total unrecognized compensation expense associated with outstanding RSU grants that will be recognized over a weighted-average period of approximately 2.6 years.

The following is a summary of RSU activity under the 2013 Plan for the six months ended June 30, 2022:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2021	345,600	$3.70
Granted	—	—
Forfeited	(19,572)	3.81
Vested	(110,050)	3.45
Unvested at June 30, 2022	215,978	3.81

Inducement Plan

In January 2020, the Company’s board of directors adopted the GlycoMimetics, Inc. Inducement Plan (the Inducement Plan). The Inducement Plan provides for the grant of nonstatutory stock options, restricted stock awards, RSU awards, stock appreciation rights and other forms of stock awards to individuals not previously an employee or director of the Company as an inducement for such individuals to join the Company. Unless otherwise stated in an applicable stock option agreement, one-fourth of the shares subject to an option grant under the Inducement Plan will typically vest upon the first anniversary of the vesting start date, with the balance of the shares vesting in a series of thirty-six successive equal monthly installments as of the first day of each month measured from the first anniversary of the vesting start date, subject to the new employee’s continued service with the Company through the applicable vesting dates. Upon termination of employment by reasons other than death, cause or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant. There were 500,000 shares of common stock reserved under the Inducement Plan at its adoption date. In August 2021, the Company’s board of directors adopted an amendment to the Inducement Plan to increase the number of shares reserved to 2,000,000 shares, and in January 2022 the Company’s board of directors adopted an amendment to the Inducement Plan to further increase the number of shares reserved to 3,000,000 shares. As of June 30, 2022, there were 848,424 shares available for future grants under the Inducement Plan.

A summary of the Company’s stock option activity under the Inducement Plan for the six months ended June 30, 2022 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2021	1,813,600	$2.08	9.6
Options granted	335,000	1.13
Options exercised	—	—
Options forfeited	(7,116)	3.69
Outstanding as of June 30, 2022	2,141,484	1.92	9.2	$—
Vested or expected to vest as of June 30, 2022	1,557,284	1.91	9.2	—
Exercisable as of June 30, 2022	29,501	3.59	6.7	—

As of June 30, 2022, there was $1,645,467 of total unrecognized compensation expense related to unvested options under the Inducement Plan that will be recognized over a weighted-average period of approximately 3.2 years. There were no options exercised under the Inducement Plan during the six months ended June 30, 2022 and 2021. The total fair value of shares underlying options which vested in the six months ended June 30, 2022 and 2021 was $20,002 and $17,591, respectively.

During 2021 and the six months ended June 30, 2022, the Company granted stock options to purchase an aggregate of 584,200 shares to certain newly hired employees under the Inducement Plan which options were subject to the same performance vesting conditions described above with respect to the stock options granted in January 2022 under the 2013 Plan. The maximum fair value of $825,353 associated with the performance-based options is excluded from the unrecognized compensation expense under the Inducement Plan as the completion of the performance milestones were not probable as of June 30, 2022. The Company will reevaluate at the end of each reporting period the probability that the performance conditions will be achieved and will record any adjustments to the compensation cost at that time.

The weighted-average fair value of the options granted under all equity incentive plans during the six months ended June 30, 2022 and 2021 was $0.78 per share and $2.63 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	2022	2021
Expected term	6.25 years	6.25 years
Expected volatility	84.54%	83.75%
Risk-free interest rate	1.74%	0.67%
Expected dividend yield	0%	0%

Stock-based compensation expense was classified on the statements of operations as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expense	$270,050	$609,321	$588,875	$1,298,294
General and administrative expense	693,708	952,840	1,455,525	1,878,052
Total stock-based compensation expense	$963,758	$1,562,161	$2,044,400	$3,176,346

9. Income Taxes

The Company has not recorded any tax provision or benefit for the six months ended June 30, 2022 and 2021. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at June 30, 2022 and December 31, 2021.

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

In June 2020, the Company and Apollomics entered into a clinical supply agreement pursuant to which the Company will manufacture and supply the Products at agreed upon prices. Apollomics has the option to begin manufacture of the Products after appropriate material transfer requirements are met. During the six months ended June 30, 2021, the Company recognized $1.1 million as revenue from the sale of clinical supplies to Apollomics. The Company did not recognize revenue under the clinical supplies agreement during the six months ended June 30, 2022.

The Company evaluated the Agreement under the provisions of ASC 606 and identified two performance obligations under this revenue arrangement: the (i) delivery of functional licenses and (ii) manufacture and supply of the Products. The initial transaction price consists of a $9.0 million non-refundable up-front payment which was allocated to the delivered functional licenses and recognized in full as revenue in the first quarter of 2020 given that the performance obligation was satisfied upon inception. The Agreement contains various forms of variable consideration, including (i) up to $75.0 million in development milestones based on achievement of certain clinical and regulatory events, (ii) up to $105.0 million of sales-based commercial milestones based on achievement of certain annual net sales targets, (iii) sales-based royalties at specified percentages of net sales ranging from the high single digits to 15%, and (iv) manufacture and supply of clinical and commercial Products. The Company has fully constrained the development milestone consideration using the most likely amount method and will recognize that revenue when it is probable that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. In September 2020, the Company received and recognized as revenue a non-refundable $1.0 million development milestone payment upon acceptance by Chinese regulatory authorities of a Phase 3 bridging study design to support registration in China. The Company did not recognize any milestone revenue under the Agreement for the six months ended June 30, 2022 or 2021.

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

We have also entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, part of the National Institutes of Health, to conduct a Phase 2/3 randomized, controlled clinical trial testing the addition of uproleselan to a standard chemotherapy regimen. Enrollment of the Phase 2 portion was completed in November 2021. There will be a planned interim analysis that will evaluate event-free survival and whether the pre-specified threshold for continuing to Phase 3 has been met. The trial may also provide support for regulatory filings, if the results of the planned interim analysis are sufficiently positive.

Uproleselan is also being studied in multiple investigator-sponsored trials, with data readouts from some or all of these trials expected in 2022 or 2023.

We have rationally designed an innovative antagonist of E-selectin, GMI-1687, that could be a subcutaneously administered treatment. Initially developed as a potential life-cycle extension to uproleselan, we believe that GMI-1687 could be developed to broaden the clinical usefulness of an E-selectin antagonist to conditions where outpatient treatment is preferred or required. In May 2022, we filed an investigational new drug application, or IND, for GMI-1687 in Sickle Cell Disease and received the “safe to proceed” letter from the FDA in June 2022. We are actively seeking a licensing partner to continue clinical development of this drug candidate.

We are also developing a drug candidate, GMI-1359, that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. In the fourth quarter of 2021, we terminated a Phase 1b trial of GMI-1359 in hormone receptor positive breast cancer patients whose tumors had spread to bone. We are also advancing other preclinical-stage programs, including small-molecule glycomimetic compounds that inhibit the protein galectin-3, which we believe may have potential to be an orally administered treatment for fibrosis, cancer and cardiovascular disease.

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

Since inception, we have incurred significant operating losses. We had an accumulated deficit of $400.8 million as of June 30, 2022 and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. Our forecasted expenses include those we will need to undertake in order to:

●	initiate, conduct and complete our ongoing and planned clinical trials of uproleselan, including fulfilling our funding and supply commitments related to the ongoing clinical trials of uproleselan;
●	conduct NDA-enabling activities related to manufacture, toxicology and clinical pharmacology for our product candidates;
●	manufacture additional uproleselan drug supplies for validation and prepare for commercialization;
●	seek regulatory approvals for any drug candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval;
●	maintain, expand and protect our intellectual property portfolio;
●	maintain sufficient levels of insurance, including product liability and directors, officers and corporate liability insurance policies; and
●	add personnel to support our drug development and potential future commercialization efforts.

To fund further operations, we will need to raise capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, potentially including the use of our at-the-market sales facility with Cowen, or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents will be sufficient to fund our operations into the third quarter of

2023 without giving effect to potential business development opportunities, such as upfront or milestone payments under license and collaboration agreements, or additional financing activities including the potential sale of common stock under our at-the-market sales facility or otherwise. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Our Collaboration and License Agreements

Apollomics

In January 2020, we entered into an exclusive collaboration and license agreement with Apollomics (Hong Kong) Limited, or Apollomics, for the development and commercialization of uproleselan and GMI-1687 in Mainland China, Hong Kong, Macau and Taiwan, also known as Greater China. Under the terms of the agreement, Apollomics will be responsible for clinical development and commercialization in Greater China. We will also collaborate with Apollomics to advance the preclinical and clinical development of GMI-1687. We received an upfront cash payment of $9.0 million and in September 2020 received a $1.0 million development milestone payment. Subject to the terms of the agreement, we will be eligible to receive potential further milestone payments totaling approximately $179.0 million, as well as tiered royalties ranging from the high single digits to 15%, as a percentage of net sales. Apollomics will be responsible for all costs related to development, regulatory approvals, and commercialization activities for uproleselan and GMI-1687 in Greater China, and we and Apollomics expect to enter into clinical and commercial supply agreements with respect to our provision of uproleselan and GMI-1687 to Apollomics. We retain all rights for both compounds in the rest of the world. There were no milestones recognized from Apollomics for the six months ended June 30, 2022.

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

In June 2020, we entered into a clinical supply agreement with Apollomics under which we will manufacture and supply uproleselan product to Apollomics at agreed upon prices. Apollomics has the option to begin manufacture after appropriate material transfer requirements are met. During the year ended December 31, 2021, we recognized $1.1 million in revenue from the sale of clinical supplies to Apollomics under the clinical supply agreement. There was no revenue recognized from the sale of clinical supplies to Apollomics for the six months ended June 30, 2022.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting and consulting services. We anticipate that our general and administrative expenses will increase in the future as we undertake commercialization efforts for uproleselan.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

The following tables set forth our results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase/(Decrease)
(dollars in thousands)	2022	2021
Revenue	$75	$—	$75	NA
Costs and expenses:
Research and development expense	7,973	10,167	(2,194)	(22)%
General and administrative expense	5,455	4,237	1,218	29%
Total costs and expenses	13,428	14,404	(976)	(7)%
Loss from operations	(13,353)	(14,404)	1,051	(7)%
Interest income	86	5	81	1,620%
Net loss and comprehensive loss	$(13,267)	$(14,399)	$1,132	(8)%

	Six Months Ended June 30,		Increase/(Decrease)
(dollars in thousands)	2022	2021
Revenue	$75	$1,056	$(981)	(93)%
Costs and expenses:
Research and development expense	17,577	21,315	(3,738)	(18)%
General and administrative expense	10,511	8,425	2,086	25%
Total costs and expenses	28,088	29,740	(1,652)	(6)%
Loss from operations	(28,013)	(28,684)	671	(2)%
Interest income	93	11	82	745%
Net loss and comprehensive loss	$(27,920)	$(28,673)	$753	(3)%

Revenue

During the six months ended June 30, 2022 and 2021, we recognized $75,000 and $1.1 million, respectively in revenue from agreements with Apollomics.

Research and Development Expense

The following tables summarize our research and development expense by functional area for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase/(Decrease)
(dollars in thousands)	2022	2021
Clinical development	$2,794	$4,469	$(1,675)	(37)%
Manufacturing and formulation	1,605	1,584	21	1%
Contract research services, consulting and other costs	322	696	(374)	(54)%
Laboratory costs	468	492	(24)	(5)%
Personnel-related	2,514	2,317	197	9%
Stock-based compensation	270	609	(339)	(56)%
Research and development expense	$7,973	$10,167	$(2,194)	(22)%

	Six Months Ended June 30,		Increase/(Decrease)
(dollars in thousands)	2022	2021
Clinical development	$5,811	$9,122	$(3,311)	(36)%
Manufacturing and formulation	4,547	3,875	672	17%
Contract research services, consulting and other costs	711	1,239	(528)	(43)%
Laboratory costs	966	1,005	(39)	(4)%
Personnel-related	4,953	4,776	177	4%
Stock-based compensation	589	1,298	(709)	(55)%
Research and development expense	$17,577	$21,315	$(3,738)	(18)%

The following tables summarize our research and development expense by drug candidate for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase/(Decrease)
(dollars in thousands)	2022	2021
Uproleselan	$4,146	$5,766	$(1,620)	(28)%
GMI-1687	331	395	(64)	(16)%
GMI-1359	29	180	(151)	(84)%
Other research and development	683	900	(217)	(24)%
Personnel-related and stock-based compensation	2,784	2,926	(142)	(5)%
Research and development expense	$7,973	$10,167	$(2,194)	(22)%

	Six Months Ended June 30,		Increase/(Decrease)
(dollars in thousands)	2022	2021
Uproleselan	$9,431	$12,493	$(3,062)	(25)%
GMI-1687	1,143	596	547	92%
GMI-1359	73	414	(341)	(82)%
Other research and development	1,388	1,738	(350)	(20)%
Personnel-related and stock-based compensation	5,542	6,074	(532)	(9)%
Research and development expense	$17,577	$21,315	$(3,738)	(18)%

Our research and development expense for the three and six months ended June 30, 2022 decreased by $2.2 million and $3.7 million, respectively, compared to the same periods ended June 30, 2021 primarily due to:

●	decreased clinical trial and development costs related to our ongoing global Phase 3 clinical trial of uproleselan in individuals with relapsed/refractory AML, as patient enrollment ended in October 2021, and the termination of our Phase 1b clinical trial of GMI-1359 in the fourth quarter of 2021;

●	decreased contract research services, consulting and other costs due to a reduction in the number of early-stage sponsored research agreements; and

●	decreased stock-based compensation expense due to lower share prices, resulting in lower grant date fair market values for equity awards.

These decreases were partially offset by:

●	increased manufacturing costs for uproleselan validation batches; and

●	increased costs for toxicity studies of GMI-1687.

General and Administrative Expense

The following tables summarize the components of our general and administrative expense for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase/(Decrease)
(dollars in thousands)	2022	2021
Personnel-related	$1,599	$1,502	$97	6%
Stock-based compensation	694	953	(259)	(27)%
Legal, consulting and other professional expenses	2,889	1,649	1,240	75%
Other	273	133	140	105%
General and administrative expense	$5,455	$4,237	$1,218	29%

	Six Months Ended June 30,		Increase/(Decrease)
(dollars in thousands)	2022	2021
Personnel-related	$3,594	$3,107	$487	16%
Stock-based compensation	1,456	1,878	(422)	(22)%
Legal, consulting and other professional expenses	4,994	3,117	1,877	60%
Other	467	323	144	45%
General and administrative expense	$10,511	$8,425	$2,086	25%

General and administrative expenses increased by $1.2 million and $2.1 million, respectively, for the three and six months ended June 30, 2022 as compared to the same periods in 2021. The increases were primarily due to commercial start-up expenses for uproleselan and higher patent fees in 2022 as compared to 2021. Personnel-related costs increased due to our hiring of a Chief Commercial Officer in February 2022 in preparation for the potential commercialization of uproleselan.

Interest Income

During the three and six months ended June 30, 2022, interest income increased due to higher interest rates on cash and cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations primarily through public offerings and private placements of our capital stock, including sales agreements with Cowen, and upfront and milestone payments from our license and collaboration agreements. As of June 30, 2022, we had $60.2 million in cash and cash equivalents.

In October 2020, we entered into an at-the-market sales agreement, or the 2020 Sales Agreement, with Cowen. During the year ended December 31, 2020, we sold 1,024,760 shares of common stock under the 2020 Sales Agreement at a weighted average price of $3.74 per share, for aggregate net proceeds of $3.7 million, after deducting commissions and offering expenses. During the year ended December 31, 2021, we sold an additional 3,092,603 shares of common stock under the 2020 Sales Agreement at a weighted average price of $3.57 per share, for aggregate net proceeds of $10.7 million, after deducting commissions and offering expenses. We did not make any additional sales under the 2020

Sales Agreement during the six months ended June 30, 2022, and the 2020 Sales Agreement was terminated in April 2022.

In March 2022, we filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. On April 28, 2022, we entered into a new at-the-market sales agreement, or the 2022 Sales Agreement, with Cowen. Under the 2022 Sales Agreement, we may sell up to $100.0 million of our common stock. As of June 30, 2022, there have been no sales under the 2022 Sales Agreement.

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

As of June 30, 2022, our significant contractual obligations consisted solely of rent obligations under a non-cancelable lease, as amended, for our current office space in Rockville, Maryland, which has a term through October 2023. Total remaining obligations under this lease as of June 30, 2022 were $1.4 million. We have no other fixed long-term obligations and we do not have significant capital expenditure requirements.

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

Going Concern

The accompanying financial statements included in this report have been prepared assuming that we will continue as a going concern within one year after the date that the financial statements are issued. During 2021, we incurred a net loss of $63.4 million and had net cash flows used in operating activities of $57.5 million. At June 30, 2022, we had $60.2 million in cash and cash equivalents and had no committed source of additional funding from either debt or equity financings, although we may, in our discretion, sell equity securities under the 2022 Sales Agreement described above, subject to certain conditions and limitations. We have taken certain measures to reduce our cash outlays. In April 2022, we implemented a headcount reduction that primarily included employees in early-stage research and discovery.

Management believes that given our current cash position and forecasted negative cash flows from operating activities over the next twelve months as we continue our product development activities, including the completion of our planned Phase 3 clinical trial of uproleselan, there is substantial doubt about our ability to continue as a going concern beyond the date that is one year from the date that the financial statements included in this Form 10-Q are issued, without obtaining additional financing.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2023 without giving effect to potential business development opportunities, such as upfront or milestone payments under license and collaboration agreements, or additional financing activities including the potential sale of common stock under our at-the-market sales facility or otherwise. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(29,929)	$(27,737)
Investing activities	(82)	(8)
Financing activities	—	9,564
Net change in cash and cash equivalents	$(30,011)	$(18,181)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 and 2021 was primarily the result of ongoing clinical and manufacturing costs associated with our uproleselan clinical development programs. These cash expenses were offset by non-cash expenses for stock-based compensation, lease expense and depreciation, and for the six months ended June 30, 2021, the clinical supplies payment of $1.0 million received from Apollomics.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 and 2021 was for computer, office and laboratory equipment and was immaterial.

Financing Activities

There were no financing activities for the six months ended June 30, 2022. Net cash provided by financing activities during the six months ended June 30, 2021 primarily consisted of the net proceeds received from sales of our common stock under our at-the-market facility with Cowen of $9.6 million.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $60.2 million and $90.3 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to satisfy all applicable continued listing requirements of the Nasdaq Global Market, including the $1.00 minimum closing bid price requirement, our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the Nasdaq Global Market under the symbol “GLYC.” In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum bid price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

On May 31, 2022, we received a notice from Nasdaq that we were not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. We have 180 days, or until November 28, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. While we may be able to qualify for additional time to attempt to regain compliance, there can be no assurance that we will qualify for additional time to regain compliance, or that we will regain compliance with or without such additional time. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our shares of common stock will be subject to delisting.

In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

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

10.1

GlycoMimetics, Inc. Amended and Restated 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on May 20, 2022).

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

GLYCOMIMETICS, INC.

Date: August 3, 2022	By:	/s/ Brian M. Hahn
Brian M. Hahn
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)