Form 10-Q
period 2022-09-30
GLYCOMIMETICS INC
filed 2022-11-09
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on November 7, 2022 was 52,423,944.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLYCOMIMETICS, INC.

Balance Sheets

	September 30,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$51,624,781	$90,254,890
Prepaid expenses and other current assets	2,223,417	533,804
Total current assets	53,848,198	90,788,694
Property and equipment, net	288,107	368,842
Prepaid research and development expenses	807,800	1,560,607
Deposits	52,320	52,320
Operating lease right-of-use asset	965,022	1,576,185
Total assets	$55,961,447	$94,346,648
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$852,125	$2,107,615
Accrued expenses	5,811,635	8,715,368
Lease liabilities	1,084,491	1,001,407
Total current liabilities	7,748,251	11,824,390
Lease liabilities, net of current portion	95,613	918,607
Total liabilities	7,843,864	12,742,997
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 52,423,944 shares issued and outstanding at September 30, 2022; 52,313,894 shares issued and outstanding at December 31, 2021	52,424	52,314
Additional paid-in capital	457,406,596	454,448,327
Accumulated deficit	(409,341,437)	(372,896,990)
Total stockholders’ equity	48,117,583	81,603,651
Total liabilities and stockholders’ equity	$55,961,447	$94,346,648

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from collaboration and license agreements	$—	$86,560	$75,000	$1,142,142

Costs and expenses:
Research and development expense	4,922,857	13,281,554	22,500,058	34,596,071
General and administrative expense	3,844,579	4,141,952	14,355,644	12,567,404
Total costs and expenses	8,767,436	17,423,506	36,855,702	47,163,475
Loss from operations	(8,767,436)	(17,336,946)	(36,780,702)	(46,021,333)
Interest income	243,597	4,625	336,255	15,692
Net loss and comprehensive loss	$(8,523,839)	$(17,332,321)	$(36,444,447)	$(46,005,641)
Basic and diluted net loss per common share	$(0.16)	$(0.34)	$(0.70)	$(0.90)
Basic and diluted weighted-average number of common shares outstanding	52,423,944	51,564,674	52,387,561	51,266,955

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	52,313,894	$52,314	$454,448,327	$(372,896,990)	$81,603,651
Vesting of restricted stock units	78,550	78	(78)	—	—
Stock-based compensation	—	—	1,080,642	—	1,080,642
Net loss	—	—	—	(14,653,041)	(14,653,041)
Balance at March 31, 2022	52,392,444	52,392	455,528,891	(387,550,031)	68,031,252
Vesting of restricted stock units	31,500	32	(32)	—	—
Stock-based compensation	—	—	963,758	—	963,758
Net loss	—	—	—	(13,267,567)	(13,267,567)
Balance at June 30, 2022	52,423,944	52,424	456,492,617	(400,817,598)	55,727,443
Stock-based compensation	—	—	913,979	—	913,979
Net loss	—	—	—	(8,523,839)	(8,523,839)
Balance at September 30, 2022	52,423,944	$52,424	$457,406,596	$(409,341,437)	$48,117,583

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	49,017,622	$49,018	$437,639,991	$(309,469,553)	$128,219,456
Issuance of common stock, net of issuance costs	2,517,603	2,517	9,557,182	—	9,559,699
Exercise of options	3,785	4	4,235	—	4,239
Stock-based compensation	—	—	1,614,185	—	1,614,185
Net loss	—	—	—	(14,274,059)	(14,274,059)
Balance at March 31, 2021	51,539,010	51,539	448,815,593	(323,743,612)	125,123,520
Stock-based compensation	—	—	1,562,161	—	1,562,161
Net loss	—	—	—	(14,399,261)	(14,399,261)
Balance at June 30, 2021	51,539,010	51,539	450,377,754	(338,142,873)	112,286,420
Exercise of options and vesting of restricted stock units	199,884	200	20,590	—	20,790
Stock-based compensation	—	—	1,590,859	—	1,590,859
Net loss	—	—	—	(17,332,321)	(17,332,321)
Balance at September 30, 2021	51,738,894	$51,739	$451,989,203	$(355,475,194)	$96,565,748

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(36,444,447)	$(46,005,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	161,427	202,957
Loss on disposal of assets	3,498	2,174
Non-cash lease expense	611,163	554,961
Stock-based compensation	2,958,379	4,767,205
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,689,613)	(971,063)
Prepaid research and development expenses	752,807	—
Accounts payable	(1,255,490)	(699,508)
Accrued expenses	(2,903,733)	(1,870,458)
Lease liabilities	(739,910)	(663,592)
Net cash used in operating activities	(38,545,919)	(44,682,965)

Investing activities
Purchases of property and equipment	(84,190)	(12,496)
Net cash used in investing activities	(84,190)	(12,496)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	9,559,699
Proceeds from exercise of stock options	—	25,029
Net cash provided by financing activities	—	9,584,728
Net change in cash and cash equivalents	(38,630,109)	(35,110,733)
Cash and cash equivalents, beginning of period	90,254,890	137,035,017
Cash and cash equivalents, end of period	$51,624,781	$101,924,284

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

2. Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued. During 2021 and the nine months ended September 30, 2022, the Company incurred net losses of $63.4 million and $36.4 million, respectively, and had net cash flows used in operating activities of $57.5 million and $38.5 million, respectively. At September 30, 2022, the Company had $51.6 million in cash and cash equivalents and had no committed source of additional funding from either debt or equity financings, although the Company may, in its discretion, sell equity securities under the terms of its existing at-the-market sales agreement (see Note 8), subject to certain conditions and limitations. Management believes that given the Company’s current cash position and forecasted negative cash flows from operating activities over the next twelve months, including the completion of its planned Phase 3 clinical trial of its lead glycomimetic drug candidate, uproleselan, there is substantial doubt about its ability to continue as a going concern after the date that is one year from the date that these unaudited financial statements are issued, without obtaining additional financing.

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

Unaudited Financial Statements

The accompanying balance sheet as of September 30, 2022, statements of operations and comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2021 contained in the Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2022 and its results of operations and changes in its stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. The December 31, 2021 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2022 and 2021 are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of September 30, 2022 and December 31, 2021. The carrying value of cash held in money market funds of $49.6 million and $88.3 million as of September 30, 2022 and December 31, 2021, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs). The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three and nine months ended September 30, 2022 and 2021.

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

Accruals for Clinical Trial Expenses

Clinical trial costs primarily consist of expenses incurred under agreements with contract research organizations (CROs), investigative sites, laboratory testing expenses, data management and consultants that conduct the Company's clinical trials. Clinical trial expenses are a significant component of research and development expenses, and the

Company outsources a significant portion of these clinical trial activities to third parties. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site close-out activities, estimated project duration and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the balance sheets as a prepaid asset or accrued expenses. These third-party agreements are generally cancellable, and related costs are recorded as research and development expenses as incurred. Except for payments made in advance of services, clinical trial costs are expensed as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, management assessments include: (i) an evaluation by the project manager of the work that has been completed during the period; (ii) measurement of progress prepared internally and/or provided by the third-party service provider; (iii) analyses of data that justify the progress; and (iv) the Company’s judgment. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made. The Company’s historical clinical accrual estimates have not been materially different from the actual costs.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average common shares outstanding, as they would be anti-dilutive:

	Nine Months Ended September 30,
	2022	2021
Stock options and RSUs	9,471,701	8,026,827

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2022 and 2021, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted

There have been no new accounting pronouncements that have significance, or potential significance, to the Company’s unaudited financial statements as of and for the nine months ended September 30, 2022.

4. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	September 30,	December 31,
	2022	2021
Prepaid research and development expenses	$1,622,061	$273,396
Other prepaid expenses	511,025	259,061
Other receivables	90,331	1,347
Prepaid expenses and other current assets	$2,223,417	$533,804

5. Property and Equipment

Property and equipment, net consists of the following:

	September 30,	December 31,
	2022	2021
Furniture and fixtures	$342,203	$345,712
Laboratory equipment	1,343,081	1,406,346
Office equipment	17,762	17,762
Computer equipment	309,825	305,784
Leasehold improvements	616,133	616,133
Property and equipment	2,629,004	2,691,737
Less accumulated depreciation	(2,340,897)	(2,322,895)
Property and equipment, net	$288,107	$368,842

Depreciation expense was $47,347 and $67,385 for the three months ended September 30, 2022 and 2021, respectively, and $161,427 and $202,957 for the nine months ended September 30, 2022 and 2021, respectively.

6. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	September 30,	December 31,
	2022	2021
Accrued research and development expenses	$3,241,532	$5,824,365
Accrued bonuses	1,742,293	2,152,302
Accrued consulting and other professional fees	351,603	299,607
Accrued employee benefits	416,871	348,752
Other accrued expenses	59,336	90,342
Accrued expenses	$5,811,635	$8,715,368

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

The Company leases office and research space in Rockville, Maryland under an operating lease with a term from June 15, 2015 through October 31, 2023 (as amended to date, the Lease) that is subject to annual rent increases. The Company paid a security deposit of $52,320 to be held until the expiration or termination of the Company’s obligations under the Lease. The Company has a renewal option as set forth in the Lease.

The Company identified and applied the following significant assumptions in recognizing the right-of-use asset and corresponding liability for the Lease:

●	Lease term – The lease term includes both the noncancelable period and, when applicable, cancelable option periods where failure to exercise such option would result in an economic penalty. The Company’s renewal option to extend was not reasonably certain of being exercised as of September 30, 2022.

●	Incremental borrowing rate – As the Company’s lease does not provide an implicit rate, the Company used an incremental borrowing rate, or IBR, which is the rate incurred to borrow on a collateralized basis over a term similar to the term of the lease for which the rate is estimated. The Company determined the IBR to be 8.0% based on an estimated rate that considered the Company’s credit risk in the United States for a collateralized borrowing and term similar to the Lease.

As of September 30, 2022, the weighted-average remaining lease term was 1.1 years. There were no additional operating leases entered into during the nine months ended September 30, 2022.

The components of lease expense and related cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$231,989	$231,989	$695,968	$695,968
Variable lease cost	153,753	146,421	458,638	344,450
Total operating lease cost	$385,742	$378,410	$1,154,606	$1,040,418

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$278,168	$271,383	$824,714	$804,599

Maturities of lease liability due under these lease agreements as of September 30, 2022 were as follows:

Operating Lease
Obligation
October 1, 2022 - December 31, 2022	$279,692
2023	940,842
Thereafter	—
Total	1,220,534
Present value adjustment	(40,430)
Present value of lease payments	$1,180,104

8. Stockholders’ Equity

At-The-Market Sales Facility

In October 2020, the Company entered into an at-the-market sales agreement (the 2020 Sales Agreement) with Cowen and Company, LLC (Cowen). The 2020 Sales Agreement was terminated in April 2022. There were no shares sold under the 2020 Sales Agreement from January 2022 until April 2022. During the nine months ended September 30, 2021, the Company issued and sold 2,517,603 shares of common stock under the 2020 Sales Agreement at a weighted average price per share of $3.92, for aggregate net proceeds of $9.6 million, after deducting commissions and offering expenses.

In March 2022, the Company filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. On April 28, 2022, the Company entered into a new at-the-market sales agreement (the 2022 Sales Agreement) with Cowen. Under the 2022 Sales Agreement, the Company may sell up to $100.0 million in shares of its common stock. There have been no sales under the 2022 Sales Agreement through the date these financial statements were issued.

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

A summary of the Company’s stock option activity under the 2003 Plan for the nine months ended September 30, 2022 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2021	93,465	$2.00	0.3
Options forfeited	(92,465)	1.98
Outstanding, Vested and Exercisable as of September 30, 2022	1,000	3.73	0.1	$—

As of September 30, 2022, outstanding options under the 2003 Plan were fully expensed and all shares underlying outstanding options were fully vested. There were no options exercised during the nine months ended September 30, 2022. Total intrinsic value for the 3,785 options exercised during the nine months ended September 30, 2021 was $8,668 and total cash received for options exercised was $4,239.

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

Authorized Shares

The maximum number of shares of common stock that initially could be issued under the 2013 Plan was 1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited or repurchased by the Company. In May 2022, the 2013 Plan was amended to increase the existing share reserve by 2,619,622 shares, and provide that, beginning on January 1, 2023 and ending on (and including) January 1, 2029, the maximum number of shares of common stock that may be issued under the 2013 Plan will cumulatively be increased by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the board of directors or the compensation committee thereof. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000 shares. As of September 30, 2022, the total number of shares reserved for issuance under the 2013 Plan was 9,506,767 shares, of which 1,820,430 shares were available for future grants.

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

A summary of the Company’s stock option activity under the 2013 Plan for the nine months ended September 30, 2022 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2021	5,655,457	$8.30	6.0
Options granted	2,020,800	1.06
Options forfeited	(747,359)	6.07
Outstanding as of September 30, 2022	6,928,898	6.42	6.2	$—
Vested or expected to vest as of September 30, 2022	6,739,298	6.57	6.1	—
Exercisable as of September 30, 2022	4,509,213	8.81	4.7	—

As of September 30, 2022, there was $3,303,583 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 2.0 years. There were no options exercised under the 2013 Plan during the nine months ended September 30, 2022 and 2021. The total fair value of shares underlying options which vested in the nine months ended September 30, 2022 and 2021 was $2,699,940 and $4,844,743, respectively.

In January 2022, the Company granted stock options to purchase an aggregate of 189,600 shares to certain employees under the 2013 Plan that are subject to performance vesting conditions. The shares will vest upon achievement of milestones as follows: (i) one-half of the shares will vest upon FDA approval of uproleselan for patients with relapsed/refractory acute myeloid leukemia and (ii) one-half of the shares will vest upon the first commercial sale of uproleselan in the United States or abroad. The maximum fair value of $151,680 associated with the performance-based options granted in January 2022 is excluded from the unrecognized compensation expense under the 2013 Plan as the completion of the performance milestones was not probable as of September 30, 2022. The Company will reevaluate at the end of each reporting period the probability that the performance conditions will be achieved and will record any adjustments to the compensation cost at that time.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In January 2021, the Company awarded RSUs under the 2013 Plan to its employees. The RSUs granted vest over four years in equal installments on each anniversary of the grant date, provided that the employee remains employed by the Company at the applicable vesting date. Compensation expense is recognized on a straight-line basis. As of September 30, 2022, there was $601,408 of total unrecognized compensation expense associated with outstanding RSU grants that will be recognized over a weighted-average period of approximately 2.3 years.

The following is a summary of RSU activity under the 2013 Plan for the nine months ended September 30, 2022:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2021	345,600	$3.70
Forfeited	(30,147)	3.81
Vested	(110,050)	3.45
Unvested at September 30, 2022	205,403	3.81

Inducement Plan

In January 2020, the Company’s board of directors adopted the GlycoMimetics, Inc. Inducement Plan (the Inducement Plan). The Inducement Plan provides for the grant of nonstatutory stock options, restricted stock awards, RSU awards, stock appreciation rights and other forms of stock awards to individuals not previously an employee or director of the Company as an inducement for such individuals to join the Company. Unless otherwise stated in an applicable stock option agreement, one-fourth of the shares subject to an option grant under the Inducement Plan will typically vest upon the first anniversary of the vesting start date, with the balance of the shares vesting in a series of thirty-six successive equal monthly installments as of the first day of each month measured from the first anniversary of the vesting start date, subject to the new employee’s continued service with the Company through the applicable vesting dates. Upon termination of employment by reasons other than death, cause or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant. There were 500,000 shares of common stock reserved under the Inducement Plan at its adoption date. In August 2021, the Company’s board of directors adopted an amendment to the Inducement Plan to increase the number of shares reserved to 2,000,000 shares, and in January 2022 the Company’s board of directors adopted an amendment to the Inducement Plan to further increase the number of shares reserved to 3,000,000 shares. As of September 30, 2022, there were 653,508 shares available for future grants under the Inducement Plan.

A summary of the Company’s stock option activity under the Inducement Plan for the nine months ended September 30, 2022 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2021	1,813,600	$2.08	9.6
Options granted	535,000	0.98
Options forfeited	(12,200)	3.69
Outstanding as of September 30, 2022	2,336,400	1.82	9.0	$—
Vested or expected to vest as of September 30, 2022	1,752,200	1.77	9.0	—
Exercisable as of September 30, 2022	326,383	2.17	8.8	—

As of September 30, 2022, there was $1,620,031 of total unrecognized compensation expense related to unvested options under the Inducement Plan that will be recognized over a weighted-average period of approximately 3.0 years. There were no options exercised under the Inducement Plan during the nine months ended September 30, 2022 and 10,092 options exercised during the nine months ended September 30, 2021. Total intrinsic value of options exercised during the nine months ended September 30, 2021 was $1,944 and total cash received for options exercised was $20,790 during the nine months ended September 30, 2021. The total fair value of shares underlying options that vested in the nine months ended September 30, 2022 and 2021 was $460,950 and $62,667, respectively.

During 2021 and the nine months ended September 30, 2022, the Company granted stock options to purchase an aggregate of 584,200 shares to certain newly hired employees under the Inducement Plan which options were subject to the same performance vesting conditions described above with respect to the stock options granted in January 2022 under the 2013 Plan. The maximum fair value of $825,353 associated with the performance-based options is excluded from the unrecognized compensation expense under the Inducement Plan as the completion of the performance milestones were not probable as of September 30, 2022. The Company will reevaluate at the end of each reporting period the probability that the performance conditions will be achieved and will record any adjustments to the compensation cost at that time.

The weighted-average fair value of the options granted under all equity incentive plans during the nine months ended September 30, 2022 and 2021 was $0.76 per share and $1.87 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	2022	2021
Expected term	6.25 years	6.25 years
Expected volatility	84.66%	84.17%
Risk-free interest rate	1.90%	0.75%
Expected dividend yield	0%	0%

Stock-based compensation expense was classified on the statements of operations as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expense	$242,627	$586,001	$831,502	$1,884,294
General and administrative expense	671,352	1,004,858	2,126,877	2,882,911
Total stock-based compensation expense	$913,979	$1,590,859	$2,958,379	$4,767,205

9. Income Taxes

The Company has not recorded any tax provision or benefit for the nine months ended September 30, 2022 and 2021. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at September 30, 2022 and December 31, 2021.

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

In June 2020, the Company and Apollomics entered into a clinical supply agreement pursuant to which the Company will manufacture and supply the Products at agreed upon prices. Apollomics has the option to begin manufacture of the Products after appropriate material transfer requirements are met. During the nine months ended September 30, 2021, the Company recognized $1.1 million as revenue from the sale of clinical supplies to Apollomics. The Company did not recognize any revenue under the clinical supplies agreement during the nine months ended September 30, 2022.

The Company evaluated the Agreement under the provisions of ASC 606 and identified two performance obligations under this revenue arrangement: the (i) delivery of functional licenses and (ii) manufacture and supply of the Products. The initial transaction price consists of a $9.0 million non-refundable up-front payment which was allocated to the delivered functional licenses and recognized in full as revenue in the first quarter of 2020 given that the performance obligation was satisfied upon inception. The Agreement contains various forms of variable consideration, including (i) up to $75.0 million in development milestones based on achievement of certain clinical and regulatory events, (ii) up to $105.0 million of sales-based commercial milestones based on achievement of certain annual net sales targets, (iii) sales-based royalties at specified percentages of net sales ranging from the high single digits to 15%, and (iv) manufacture and supply of clinical and commercial Products. The Company has fully constrained the development milestone consideration using the most likely amount method and will recognize that revenue when it is probable that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. In September 2020, the Company received and recognized as revenue a non-refundable $1.0 million development milestone payment upon acceptance by Chinese regulatory authorities of a Phase 3 bridging study design to support registration in China. The Company did not recognize any milestone revenue under the Agreement for the nine months ended September 30, 2022 or 2021.

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

Our lead glycomimetic drug candidate, uproleselan, is a specific E-selectin inhibitor that we are developing to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, a life-threatening hematologic cancer, and potentially other hematologic cancers. In 2021, we completed enrollment of 388 patients in a randomized, double-blind, placebo-controlled Phase 3 pivotal clinical trial to evaluate uproleselan in individuals with relapsed/refractory AML, the design of which was based on guidance received from the U.S. Food and Drug Administration, or FDA. Pooled survival data show patients in the Phase 3 study continue to live longer than historically expected. Based on current projections, we anticipate reaching the overall survival events trigger around year-end 2023, with top line data disclosure shortly thereafter. In September 2022, we submitted a request to the FDA to amend the protocol for the trial to conduct an interim analysis and have the findings reviewed by the trial’s independent Data Monitoring Committee (DMC). The statistical plan agreed to with FDA is for the DMC to review efficacy and safety data at 80% of survival events, which we expect to be reached by the end of 2022. Based on its review, the DMC will then make a recommendation as to whether the trial should proceed to final analysis, with top line results to be available in the first half of 2023, or whether the trial should continue to the survival events trigger currently projected to occur around year-end 2023.

We have also entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, part of the National Institutes of Health, to conduct a Phase 2/3 randomized, controlled clinical trial testing the addition of uproleselan to a standard chemotherapy regimen. Enrollment of 267 patients in the Phase 2 portion was completed in December 2021. There will be a planned interim analysis that will evaluate event-free survival and whether the pre-specified threshold for continuing to Phase 3 has been met. The trial may also provide support for regulatory filings, if the results of the planned interim analysis are sufficiently positive.

Uproleselan is also being studied in multiple investigator-sponsored trials. The initial results from two investigator-sponsored trials evaluating safety and preliminary efficacy in frontline unfit and treated secondary AML populations not previously studied with uproleselan have been accepted for poster presentation at the 64th American Society of Hematology Annual Meeting to be held in December 2022.

We have rationally designed an innovative antagonist of E-selectin, GMI-1687, that could be a subcutaneously administered treatment. Initially developed as a potential life-cycle extension to uproleselan, we believe that GMI-1687 could be developed to broaden the clinical usefulness of an E-selectin antagonist to conditions where outpatient treatment is preferred or required. In May 2022, we filed an investigational new drug application, or IND, for GMI-1687 in as a potential treatment for sickle cell disease and received the “safe to proceed” letter from the FDA in June 2022. We are actively seeking a licensing partner to continue the clinical development of GMI-1687.

We also designed GMI-1359, a drug candidate that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. In the fourth quarter of 2021, we terminated a Phase 1b trial of GMI-1359 in hormone receptor positive breast cancer patients whose tumors had spread to bone and have deactivated the GMI-1359 IND as of August 2022. We are no longer actively developing GMI-1359 and are actively seeking a licensing partner to continue its clinical development.

We are advancing other preclinical-stage programs, including small-molecule glycomimetic compounds that inhibit the protein galectin-3, which we believe may have potential to be an orally administered treatment for fibrosis, cancer and cardiovascular disease. In March 2022, we selected a lead galectin drug candidate, GMI-2093, for evaluation in preclinical studies. We are currently evaluating options for the further development of GMI-2093 as a potential treatment for fibrosis and in oncology indications.

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

Since inception, we have incurred significant operating losses. We had an accumulated deficit of $409.3 million as of September 30, 2022 and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. Our forecasted expenses include those we will need to undertake in order to:

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

To fund further operations, we will need to raise capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, potentially including the use of our at-the-market sales facility with Cowen, or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents will be sufficient to fund our operations to the end of 2023 without giving effect to potential business development opportunities, such as upfront or milestone payments under license and collaboration agreements, or additional financing activities including the potential sale of common stock under our at-the-market sales facility or otherwise. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Our Collaboration and License Agreements

Apollomics

In January 2020, we entered into an exclusive collaboration and license agreement with Apollomics (Hong Kong) Limited, or Apollomics, for the development and commercialization of uproleselan and GMI-1687 in Mainland China, Hong Kong, Macau and Taiwan, also known as Greater China. Under the terms of the agreement, Apollomics will be responsible for clinical development and commercialization in Greater China. We will also collaborate with Apollomics to advance the preclinical and clinical development of GMI-1687. We received an upfront cash payment of $9.0 million and in September 2020 received a $1.0 million development milestone payment. There were no milestone payments from Apollomics for the nine months ended September 30, 2022 or 2021. Subject to the terms of the agreement, we will be eligible to receive potential further milestone payments totaling approximately $179.0 million, as well as tiered royalties ranging from the high single digits to 15%, as a percentage of net sales. Apollomics will be responsible for all costs related to development, regulatory approvals, and commercialization activities for uproleselan and GMI-1687 in Greater China, and we and Apollomics expect to enter into clinical and commercial supply agreements with respect to our provision of uproleselan and GMI-1687 to Apollomics. We retain all rights for both compounds in the rest of the world.

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

In June 2020, we entered into a clinical supply agreement with Apollomics under which we will manufacture and supply uproleselan product to Apollomics at agreed upon prices. Apollomics has the option to begin manufacture after appropriate material transfer requirements are met. During the year ended December 31, 2021, we recognized $1.1 million in revenue from the sale of clinical supplies to Apollomics under the clinical supply agreement. There was no revenue recognized from the sale of clinical supplies to Apollomics for the nine months ended September 30, 2022.

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

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, facilities expenses, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, fees paid to CROs and other consultants and other outside expenses. Other preclinical research and platform programs include activities related to exploratory efforts, target validation, lead optimization for our earlier programs and our proprietary glycomimetics platform. Our research and development expenses have related primarily to the development of a prior drug candidate, rivipansel, as well as uproleselan and GMI-1687.

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

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

The following tables set forth our results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Net Change
(dollars in thousands)	2022	2021
Revenue	$—	$87	$(87)	(100)%
Costs and expenses:
Research and development expense	4,923	13,282	(8,359)	(63)%
General and administrative expense	3,845	4,142	(297)	(7)%
Total costs and expenses	8,768	17,424	(8,656)	(50)%
Loss from operations	(8,768)	(17,337)	8,569	49%
Interest income	244	5	239	4,780%
Net loss and comprehensive loss	$(8,524)	$(17,332)	$8,808	51%

	Nine Months Ended September 30,		Net Change
(dollars in thousands)	2022	2021
Revenue	$75	$1,142	$(1,067)	(93)%
Costs and expenses:
Research and development expense	22,500	34,596	(12,096)	(35)%
General and administrative expense	14,356	12,567	1,789	14%
Total costs and expenses	36,856	47,163	(10,307)	(22)%
Loss from operations	(36,781)	(46,021)	9,240	20%
Interest income	336	15	321	2,140%
Net loss and comprehensive loss	$(36,445)	$(46,006)	$9,561	21%

Revenue

We did not recognize any revenue during the three months ended September 30, 2022, compared to $87,000 during the prior year, which related to agreements with Apollomics. During the nine months ended September 30, 2022 and 2021, we recognized $75,000 and $1.1 million, respectively, in revenue from agreements with Apollomics.

Research and Development Expense

The following tables summarize our research and development expense by functional area for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Net Change
(dollars in thousands)	2022	2021
Clinical development	$1,768	$5,105	$(3,337)	(65)%
Manufacturing and formulation	362	4,106	(3,744)	(91)%
Contract research services, consulting and other costs	225	583	(358)	(61)%
Laboratory costs	425	566	(141)	(25)%
Personnel-related	1,900	2,336	(436)	(19)%
Stock-based compensation	243	586	(343)	(59)%
Research and development expense	$4,923	$13,282	$(8,359)	(63)%

	Nine Months Ended September 30,		Net Change
(dollars in thousands)	2022	2021
Clinical development	$7,578	$14,227	$(6,649)	(47)%
Manufacturing and formulation	4,909	7,981	(3,072)	(38)%
Contract research services, consulting and other costs	937	1,821	(884)	(49)%
Laboratory costs	1,391	1,571	(180)	(11)%
Personnel-related	6,853	7,112	(259)	(4)%
Stock-based compensation	832	1,884	(1,052)	(56)%
Research and development expense	$22,500	$34,596	$(12,096)	(35)%

The following tables summarize our research and development expense by drug candidate for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Net Change
(dollars in thousands)	2022	2021
Uproleselan	$2,094	$8,572	$(6,478)	(76)%
GMI-1687	58	855	(797)	(93)%
GMI-1359	47	95	(48)	(51)%
Other research and development	581	838	(257)	(31)%
Personnel-related and stock-based compensation	2,143	2,922	(779)	(27)%
Research and development expense	$4,923	$13,282	$(8,359)	(63)%

	Nine Months Ended September 30,		Net Change
(dollars in thousands)	2022	2021
Uproleselan	$11,526	$21,064	$(9,538)	(45)%
GMI-1687	1,201	1,451	(250)	(17)%
GMI-1359	120	509	(389)	(76)%
Other research and development	1,968	2,575	(607)	(24)%
Personnel-related and stock-based compensation	7,685	8,997	(1,312)	(15)%
Research and development expense	$22,500	$34,596	$(12,096)	(35)%

Our research and development expense for the three and nine months ended September 30, 2022 decreased by $8.4 million and $12.1 million, respectively, compared to the same periods ended September 30, 2021 primarily due to:

●	decreased clinical development costs related to uproleselan, as patient enrollment ended in our Phase 3 clinical trial in November 2021 and in the NCI Phase 2/3 clinical trial in December 2021;

●	decreased manufacturing and formulation costs related to uproleselan validation batches;

●	decreased contract research services, consulting and other costs due to a reduction in the number of early-stage sponsored research agreements; and

●	decreased stock-based compensation expense due to lower share prices, resulting in lower grant date fair market values for equity awards.

General and Administrative Expense

The following tables summarize the components of our general and administrative expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Net Change
(dollars in thousands)	2022	2021
Personnel-related	$1,387	$1,257	$130	10%
Stock-based compensation	672	1,005	(333)	(33)%
Legal, consulting and other professional expenses	1,604	1,705	(101)	(6)%
Other	182	175	7	4%
General and administrative expense	$3,845	$4,142	$(297)	(7)%

	Nine Months Ended September 30,		Net Change
(dollars in thousands)	2022	2021
Personnel-related	$4,981	$4,364	$617	14%
Stock-based compensation	2,127	2,883	(756)	(26)%
Legal, consulting and other professional expenses	6,599	4,822	1,777	37%
Other	649	498	151	30%
General and administrative expense	$14,356	$12,567	$1,789	14%

General and administrative expenses decreased by $0.3 million and increased by $1.8 million, respectively, for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. The decrease in the third quarter of 2022 as compared to 2021 was primarily due to the decreased stock-based compensation expense due to lower share prices, resulting in lower grant date fair market values for equity awards. The increase for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to commercial start-up expenses for uproleselan and higher patent fees in 2022 as compared to 2021. Personnel-related costs increased due to our hiring of a Chief Commercial Officer in February 2022 in preparation for the potential commercialization of uproleselan.

Interest Income

During the three and nine months ended September 30, 2022, interest income increased due to higher interest rates on cash and cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations primarily through public offerings and private placements of our capital stock, including sales agreements with Cowen, and upfront and milestone payments from our license and collaboration agreements. As of September 30, 2022, we had $51.6 million in cash and cash equivalents.

In October 2020, we entered into an at-the-market sales agreement, or the 2020 Sales Agreement, with Cowen. During the year ended December 31, 2020, we sold 1,024,760 shares of common stock under the 2020 Sales Agreement at a weighted average price of $3.74 per share, for aggregate net proceeds of $3.7 million, after deducting commissions and offering expenses. During the year ended December 31, 2021, we sold an additional 3,092,603 shares of common stock under the 2020 Sales Agreement at a weighted average price of $3.57 per share, for aggregate net proceeds of $10.7 million, after deducting commissions and offering expenses. We did not make any additional sales under the 2020 Sales Agreement in 2022, and the 2020 Sales Agreement was terminated in April 2022.

In March 2022, we filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. On April 28, 2022, we entered into a new at-the-market sales agreement, or the 2022 Sales Agreement, with Cowen. Under the 2022 Sales Agreement, we may sell up to $100.0 million in shares of our common stock. As of September 30, 2022, there have been no sales under the 2022 Sales Agreement.

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

As of September 30, 2022, our significant contractual obligations consisted solely of rent obligations under a non-cancelable lease, as amended, for our current office space in Rockville, Maryland, which has a term through October 2023. Total remaining obligations under this lease as of September 30, 2022 were $1.2 million. We have no other fixed long-term obligations and we do not have significant capital expenditure requirements.

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

Going Concern

The accompanying financial statements included in this report have been prepared assuming that we will continue as a going concern within one year after the date that the financial statements are issued. During 2021 and the nine months ended September 30, 2022, we incurred net losses of $63.4 million and $36.4 million, respectively, and had net cash flows used in operating activities of $57.5 million and $38.5 million, respectively. At September 30, 2022, we had $51.6 million in cash and cash equivalents and had no committed source of additional funding from either debt or equity financings, although we may, in our discretion, sell equity securities under the 2022 Sales Agreement described above, subject to certain conditions and limitations. We have also taken certain measures to reduce our cash outlays. In April 2022, we implemented a headcount reduction that primarily included employees in early-stage research and discovery functions.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements to the end of 2023 without giving effect to potential business development opportunities, such as upfront or milestone payments under license and collaboration agreements, or additional financing activities including the potential sale of common stock under our at-the-market sales facility or otherwise. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(38,546)	$(44,683)
Investing activities	(84)	(13)
Financing activities	—	9,585
Net change in cash and cash equivalents	$(38,630)	$(35,111)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021 was primarily the result of ongoing clinical and manufacturing costs associated with our uproleselan clinical development programs. These cash expenses were offset by non-cash expenses for stock-based compensation, lease expense and depreciation, and for the nine months ended September 30, 2021, the clinical supplies payments of $1.1 million received from Apollomics.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 was for computer, office and laboratory equipment and was immaterial.

Financing Activities

There were no financing activities for the nine months ended September 30, 2022. Net cash provided by financing activities during the nine months ended September 30, 2021 primarily consisted of the net proceeds received from sales of our common stock under our at-the-market facility with Cowen of $9.6 million.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $51.6 million and $90.3 million, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1+*	Executive Employment Agreement, dated as of August 31, 2022, by and between the Registrant and Edwin Rock, M.D.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

GLYCOMIMETICS, INC.

Date: November 9, 2022	By:	/s/ Brian M. Hahn
Brian M. Hahn
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)