Form 10-K
period 2022-12-31
GLYCOMIMETICS INC
filed 2023-03-29
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive‐based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‐1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of June 30, 2022, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $30.9 million based on the closing price of the registrant’s Common Stock, as reported by the Nasdaq Global Market, on such date.

At March 27, 2023, 64,245,224 shares of GlycoMimetics, Inc.’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of GlycoMimetics, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our plans to develop and commercialize our glycomimetic drug candidates;
●	our and our collaborators’ ongoing and planned clinical trials for our drug candidates, including the timing of initiation of and enrollment in the trials, the timing of availability of data from the trials and the anticipated results of the trials;
●	the timing of and our ability to obtain and maintain regulatory approvals for our drug candidates;
●	the clinical utility of our drug candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our intellectual property position;
●	our ability to identify additional drug candidates with significant commercial potential that are consistent with our commercial objectives;
●	our estimates regarding future revenues, expenses and needs for additional financing; and
●	our beliefs that our capital resources will be sufficient to meet our anticipated cash requirements through the fourth quarter of 2024.

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

SELECTED RISKS AFFECTING OUR BUSINESS

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

Among these important risks are the following:

●	We have incurred significant losses since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.
●	We will need substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed, we may not be able to continue as a going concern and could be forced to delay, reduce or eliminate our drug development programs or potential commercialization efforts.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our drug candidates.
●	We have only one drug candidate in a late-stage clinical trial. If we or our collaborators are unable to commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.
●	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.
●	Our business could be adversely impacted by the effects of health epidemics or pandemics in regions where we or third parties on whom we rely have significant manufacturing facilities, clinical trial sites or other business operations.
●	If serious adverse or unacceptable side effects are identified during the development of our drug candidates, we may need to abandon or limit the development of some of our drug candidates.
●	We may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	Our success depends in part on current and future collaborations. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.
●	We expect to rely on third parties to conduct our future clinical trials for drug candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	We contract with third parties for the manufacturing of our drug candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or drugs, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	We, or our third-party manufacturers, may be unable to successfully scale-up manufacturing of our drug candidates in sufficient quality and quantity, which would delay or prevent us from conducting our ongoing and planned clinical trials and developing our drug candidates.
●	Even if any of our drug candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
●	We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.
●	If we are unable to obtain and maintain patent protection for our drug candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates may be impaired.

●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
●	If we or our collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize our drug candidates and our ability to generate revenue will be materially impaired.
●	Even though we have obtained Orphan Drug designation for several of our drug candidates, we may not be able to obtain orphan drug marketing exclusivity for these or any of our other drug candidates.
●	The FDA fast track designation and additional Breakthrough Therapy designation for uproleselan may not actually lead to a faster development or regulatory review or approval process.
●	Failure to obtain marketing approval in international jurisdictions would prevent our drug candidates from being marketed abroad.
●	A variety of risks associated with developing and marketing our drug candidates internationally could hurt our business.
●	Any drug candidate for which we obtain marketing approval could be subject to post-marketing restrictions or recall or withdrawal from the market, and we may therefore be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our drug candidates, when and if any of them are approved.
●	Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug candidates and affect the prices we may obtain.
●	Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.
●	Our business could be adversely impacted if significant disruptions of our, or our contractors’ or vendors’, information technology systems or data security incidents occur.
●	Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

i

PART I

ITEM 1.	BUSINESS

Company Overview

We are a late-stage clinical development biotechnology company focused on improving the lives of people living with cancer and inflammatory diseases by leveraging the inhibition of carbohydrate interactions that occur on the surface of cells. We are developing a pipeline of proprietary glycomimetics, which are small molecules that mimic the structure of carbohydrates involved in important biological processes, to inhibit disease-related functions of carbohydrates such as the roles they play in inflammation, cancer and infection. We believe this represents an innovative approach to drug discovery to treat a wide range of diseases. We are focusing our efforts on drug candidates for diseases that we believe will qualify for Orphan Drug designation.

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

Uproleselan

We are developing uproleselan, a specific E-selectin antagonist, to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, a life-threatening hematologic cancer, and potentially other hematologic cancers. Uproleselan has been granted Breakthrough Therapy designation by the U.S. Food and Drug Administration, or FDA, for the treatment of adults with relapsed or refractory AML. In addition, uproleselan has received Orphan Drug designation from the FDA and the European Commission for the treatment of AML.

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

In 2018, we dosed the first patient in a Phase 3 clinical trial to evaluate uproleselan in adults with relapsed/refractory AML. In 2021, we completed enrollment of 388 patients in a randomized, double-blind, placebo-controlled Phase 3 pivotal clinical trial to evaluate uproleselan in individuals with relapsed/refractory AML, the design of which was based on guidance received from the FDA.

In September 2022, we submitted a request to the FDA to amend the protocol for the trial to conduct an interim analysis and have the findings reviewed by the trial’s Independent Data Monitoring Committee, or IDMC, as blinded pooled survival data showed patients living longer than expected based on the historical benchmarks used to design the study. The statistical plan agreed to with the FDA was for the IDMC to review efficacy and safety data at 80% of survival events, which event threshold was reached at the end of 2022. When designing the interim analysis, we amended the protocol to create the opportunity to achieve unblinding at approximately 80% of survival events while maintaining the statistical integrity of the final analysis should the IDMC recommend the study continue to the final overall events trigger. The interim analysis plan required a high statistical threshold to be met for the IDMC to recommend unblinding, reserving approximately 95% of the study’s statistical power for the final analysis.

In February 2023, the IDMC reviewed the interim utility analysis and recommended that the pivotal Phase 3 clinical trial continue to the originally planned final overall analysis. Based on current projections, we anticipate reaching the overall survival events trigger in the first half of 2024, with top line data disclosure soon thereafter. As the trial progresses during 2023, we will continue our preparation for a potential filing of a New Drug Application, or NDA, with the FDA.

In May 2018, we signed a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, part of the National Institutes of Health. Under the terms of the CRADA, we are collaborating with both the NCI and the Alliance for Clinical Trials in Oncology to conduct a randomized, controlled clinical trial evaluating the addition of uproleselan to a standard cytarabine/daunorubicin chemotherapy regimen (7&3) in older adults with previously untreated AML who are eligible for intensive chemotherapy. The first patient in this Phase 2/3 NCI-sponsored trial was dosed in April 2019. Enrollment of 267 patients in the Phase 2 portion was completed in December 2021. There is a planned interim analysis that will evaluate event-free survival and whether the pre-specified threshold for continuing to Phase 3 has been met. The trial may also provide support for regulatory filings, if the results of the planned interim analysis are sufficiently positive.

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

In September 2020 at the virtual meeting of the Foundation for Sickle Cell Disease Research, or FSCDR, we gave an oral presentation on an abstract containing data on GMI-1687, which included data from a preclinical model showing the drug candidate’s potential as a subcutaneously administered treatment for vaso-occlusive crisis, or VOC, a common complication of sickle cell disease, or SCD. In May 2022, we filed an investigational new drug application, or IND, for GMI-1687 as a potential treatment for VOC, and received the “safe to proceed” letter from the FDA in June 2022.

Galectin Antagonists (GMI-2093)

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

Applying our understanding of carbohydrate biology and chemistry, we have rationally designed several high-potency, selective, small-molecule glycomimetic antagonists of galectin-3. In our preclinical studies, our galectin-3 antagonists have augmented antitumor activity of checkpoint inhibitors and prevented fibrosis following organ damage, which we believe makes them promising therapeutic targets for further evaluation and development. In March 2022, we selected a lead galectin drug candidate, GMI-2093, for evaluation in preclinical studies. We are currently evaluating options for further development of GMI-2093 as a potential treatment for fibrosis and in oncology indications.

GMI-1359

We previously conducted a Phase 1 clinical trial of another glycomimetic drug candidate, GMI-1359, that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. Since E-selectin and CXCR4 are implicated in the retention of cancer cells in the bone and bone marrow, we believe that targeting both E-selectin and CXCR4 with a single compound could improve efficacy in the treatment of cancers that affect the bone and bone marrow, including solid tumors that have a propensity to metastasize to bone. In January 2020, the FDA granted GMI-1359 Orphan Drug designation and Rare Pediatric Disease designation for the treatment of osteosarcoma, a rare cancer affecting approximately 900 adolescents each year in the United States. In August 2022, we deactivated the existing GMI-1359 INDs but are seeking a licensing partner to continue clinical development of this drug candidate.

Our Strategy

Our goal is to be the leader in the discovery, development and commercialization of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. Leveraging the potentially broad applicability of our proprietary glycomimetics platform, our initial focus is to internally develop and advance orphan drug candidates targeted at hematologic cancers and other diseases, and to out-license any drug candidates we may develop that are targeted at larger market opportunities. The key elements of our strategy are to:

●	Complete clinical development of and obtain regulatory approval for uproleselan for the treatment of adults with relapsed/refractory AML. In November 2021, we completed enrollment in a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate uproleselan in adults with relapsed/refractory AML. Trial design was aligned with guidance received from the FDA. In this single pivotal trial, we enrolled 388 adult patients with relapsed or refractory AML at centers in the United States, Canada, Europe and Australia. Based on current projections, we anticipate reaching the overall survival events trigger in the first half of 2024, with top line data disclosure soon thereafter. If results from this Phase 3 clinical trial are positive, we plan to apply for regulatory approval from the FDA and potentially the European Medicines Agency, or EMA.
●	Explore the potential use of uproleselan in other AML patient populations through third-party collaborations. We are currently collaborating with the NCI on a Phase 2/3 clinical trial of uproleselan in previously untreated older adults with AML who are fit for intensive chemotherapy. Under the terms of our collaboration, the NCI may fund additional research, including clinical trials of pediatric patients with AML as well as preclinical experiments and clinical trials evaluating alternative chemotherapy regimens.
●	Expand the potential use of our E-selectin antagonists (uproleselan and GMI-1687) in other select territories through out-licensing arrangements. In January 2020, we entered into an exclusive collaboration and license agreement with Apollomics for the development and commercialization of uproleselan and GMI-1687 in Greater China. Apollomics will be responsible at its cost for clinical development and commercialization of uproleselan in Greater China, and will work with us to advance the preclinical and clinical development of GMI-1687. We have also entered into separate agreements to provide clinical and commercial supplies of uproleselan and GMI-1687 to Apollomics, and we retain all rights for both compounds in the rest of the world.
●	Advance the development of GMI-1687 for the treatment of acute VOC and hematologic malignancies, alone or with a licensing partner. We plan to develop our selectin antagonists for the treatment of acute VOC in patients with SCD and as a life-cycle extension to uproleselan in additional hematologic malignancies. We received clearance from the FDA for our IND for the treatment of acute VOC to the FDA in June 2022.
●	Seek a licensing partner to advance the clinical development of GMI-1359 for the treatment of cancers that affect the bone and bone marrow. In the fourth quarter of 2021, we terminated a Phase 1b trial of GMI-1359 in hormone receptor positive breast cancer patients whose tumors had spread to bone and have deactivated the GMI-1359 IND as of August 2022. We are not currently developing GMI-1359, but are seeking a licensing partner to continue clinical development of this drug candidate.
●	Apply our insights and our glycomimetics platform to other carbohydrate targets beyond selectins. We have identified additional opportunities where carbohydrates play critical roles in disease processes and where we believe we can apply our platform to create targeted glycomimetic drugs. We have designed antagonists that specifically block binding of galectin-3 to carbohydrate structures. We have identified a highly potent galectin-3 compound that potentially could be administered orally and plan to conduct additional preclinical studies to further characterize effects of galectin-3 antagonists on inflammation and fibrosis, as well as immune processes.

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

Our initial focus is on selectin antagonists, which we believe have potential to address unmet medical needs in a number of orphan and large market opportunities. Selectins have been shown to play a key role in a wide range of diseases, including hematologic disorders, inflammatory diseases, infections, cancers and cardiovascular diseases.

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

Once we identify a carbohydrate structure involved in a disease pathway, we design molecules that mimic that carbohydrate structure and inhibit its disease-related functions by binding to the carbohydrate’s target receptor, thereby blocking binding by the native carbohydrate itself. For example, one of the naturally modified Lewis structures binds to selectins, which play a key role in adhesion of AML blasts to bone marrow vasculature. Uproleselan mimics that carbohydrate structure and accordingly binds to selectins, which we believe thereby inhibits adhesion of AML blasts and renders them more susceptible to killing with cytotoxic chemotherapies. In addition, our glycomimetic molecules are designed to have greater affinity to the carbohydrate’s target receptor than does the native carbohydrate. This means that the glycomimetic molecules possess stronger intermolecular forces between themselves and target receptors, and thus “outcompete” native carbohydrates in binding to relevant target receptors, thereby inhibiting their disease-related functions. Using our glycomimetics platform, we have designed and synthesized a proprietary library of these structures targeting different biological processes.

Our glycomimetics platform includes intellectual property, know-how, expertise, proprietary biological information and biochemical assays, all of which support the rational design of potent glycomimetic compounds. Our platform capabilities include:

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

Submit Registration for Regulatory Approval

		DISCOVERY - PRECLINICAL		CLINICAL			MARKET	
PROGRAM	THERAPEUTIC AREA	DISCOVERY	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	MARKET	PARTNER
SELECTINS								
UPROLESELAN (GMI-1271)	Relapsed / Refractory AML	Fully Enrolled 388 patients Nov 2021 – Events trigger projected ~1H-24						apollomics*
	Newly Diagnosed "Fit" AML	Fully Enrolled 267 patients Dec 2021						
GMI-1687	SCD Vaso-occlusive Crisis and AML	IND Cleared June 2022						apollomics*
GALECTINS								
GMI-2093	Fibrosis and Oncology	Lead declared March 2022						

* Greater China

Uproleselan —Targeting the Bone Marrow Microenvironment to Treat Hematologic Cancers

We developed uproleselan, a specific E-selectin antagonist, to be used adjunctively with standard chemotherapy to treat AML and other hematologic cancers. We believe that uproleselan, in this manner, may be used as first-line treatment for elderly patients with AML or for patients with relapsed or refractory AML. Uproleselan targets interactions between cancer cells and the bone marrow microenvironment. In preclinical studies, combining uproleselan with chemotherapy made cancer cells more sensitive to chemotherapy. In other preclinical studies, uproleselan also reduced some toxic effects of chemotherapy, including neutropenia and mucositis, via effects on normal cells.

Uproleselan received Orphan Drug designation from the FDA in 2015 for treatment of patients with AML. In 2016, uproleselan received Fast Track designation from the FDA for treatment of adult patients with relapsed or refractory AML and elderly patients aged 60 years or older with AML. In 2017, uproleselan received Breakthrough

Therapy designation from the FDA for treatment of adult patients with relapsed or refractory AML. In 2017, the European Commission, based on a favorable recommendation from the EMA Committee for Orphan Medicinal Products, granted Orphan Designation for uproleselan for treatment of patients with AML. In January 2021, the China National Medical Products Administration Center for Drug Evaluation granted Breakthrough Therapy designation to uproleselan for treatment of relapsed/refractory AML.

Acute Myeloid Leukemia

AML is a hematologic cancer that is characterized by the rapid growth of abnormal white blood cells that accumulate in bone marrow and interfere with production of normal blood cells. A relatively rare disease, AML nonetheless accounts for the largest number of annual deaths from leukemia in the United States. According to the Surveillance, Epidemiology, and End Results Program managed by the NCI, there were an estimated 20,050 new cases of AML diagnosed in 2022 in the United States. AML caused an estimated 11,540 deaths in 2022 in the United States.

Median age at AML diagnosis is 68 years old. In a review published in the Journal of Clinical Oncology, median overall survival of patients 60 years old or older was nine months. Overall five-year relative survival rate for all AML patients from 2012 to 2018 was 30.5%. Relative survival is a statistical measure of net survival that is calculated by comparing observed survival with expected survival from a comparable set of people who do not have AML, in order to measure excess mortality associated with an AML diagnosis.

A number of published studies indicate that only some AML patients who receive chemotherapy achieve a complete response, which is defined as the disappearance of all signs of AML. Even then, most patients with a complete response eventually relapse. Patients who do not enter remission are referred to as refractory, meaning that they are resistant to the chemotherapy treatment.

We believe there is a need for new treatment options for elderly patients with AML, as well as those AML patients who relapse or develop refractory disease. Most AML patients with relapsed or refractory disease have limited established treatment options and, accordingly, may be referred for participation in clinical studies of potential new therapies. For patients who elect not to participate or are unable to participate, treatment options typically include chemotherapy regimens, hypomethylating agents and supportive care. Further, many elderly patients with AML are too frail to undergo chemotherapy as a result of other medical conditions and may only be able to tolerate pain comfort or control measures. Without treatment, however, AML is uniformly fatal.

Role of E-selectin in AML

E-selectin has been shown to play important roles in AML disease progression and cell extrinsic chemoresistance. Multiple studies have shown that E-selectin levels correlate with AML tumor infiltration and relapse. We therefore believe that our E-selectin antagonist, uproleselan, has potential to improve current treatment of patients with AML.

Uproleselan Preclinical Development

Leukemia cells can bind to E-selectin in bone marrow where they are relatively protected from effects of chemotherapy. This phenomenon is now known as environment-mediated drug resistance, or EMDR. We believe that E-selectin inhibition disrupts cell adhesion involved in EMDR and mobilizes blasts out of bone marrow into the bloodstream, making them more susceptible to chemotherapy. We believe that this mechanism of action may allow uproleselan to improve chemotherapy response rates, duration of remission and, ultimately, survival in patients with hematologic cancers such as AML.

In one in vivo study in a mouse model of AML, combining uproleselan with chemotherapy mobilized AML blast cells and significantly reduced tumor burden as compared to treatment with chemotherapy alone. In an in vitro study, AML cells once bound to E-selectin were more resistant to chemotherapy. In a related study, when treated with uproleselan, resistance of such cells to chemotherapy was reduced. Tumor cells of patients who have relapsed AML, when tested in the laboratory, bound significantly higher levels of E-selectin than tumor cells of patients at initial diagnosis. Additional preclinical studies in mouse models of AML, in which E-selectin was observed to be upregulated, suggest that AML cells binding to E-selectin have increased chemo-resistance. This is due to induction of tumor cell survival signaling pathways as a consequence of E-selectin binding. This effect within the bone marrow microenvironment is unique to E-selectin as compared to other vascular adhesion molecules and can be blocked by uproleselan. Results of these preclinical studies were published in the journal Nature Communications in April 2020. We believe these findings provide important information about how treatment with uproleselan may improve sensitivity to chemotherapy.

As uproleselan disrupts interactions between cancer cells and bone marrow microenvironment, its mechanism of action is not limited to a single tumor type. In addition to our studies in AML, we have also tested the drug candidate in other cancer models. In vivo studies involving animal models of multiple myeloma, chronic myelogenous leukemia, and acute lymphoblastic leukemia, uproleselan as an adjunct to standard-of-care chemotherapy decreased tumor burden and improved survival over chemotherapy alone.

In addition to its anti-tumor effects, uproleselan, in animal models, has shown protection against some chemotherapy toxicities. In particular, animals treated with uproleselan in combination with chemotherapy had less severe neutropenia and mucositis and lower bone marrow toxicity, compared to animals treated with chemotherapy alone. We believe that treatment with uproleselan results in lower bone marrow toxicity due to its inhibition of E-selectin, thereby making hematopoietic stem cells divide less frequently and protecting them from chemotherapy agents that target rapidly dividing cells. Hematopoietic stem cells are blood cells that give rise to all other types of blood cells and are heavily concentrated in the bone marrow. Based on these reductions in some of the toxicities of chemotherapy, we are evaluating these effects as secondary efficacy endpoints in our clinical trials.

Expanding the Utility of E-selectin antagonists

At the 2018 annual ASH meeting, we reported on preclinical development of a highly potent antagonist of E-selectin, GMI-1687, which demonstrated significant activity in animal models previously reported for uproleselan but at an approximately 1,000-fold lower dose. This level of activity was obtained following injections under the skin and could alleviate the need for intravenous infusions. Based on these compound characteristics, we believe GMI-1687 could potentially be used in outpatient settings where an E-selectin antagonist has therapeutic relevance.

In 2020, we reported on expanded preclinical studies with GMI-1687 in which the subcutaneous administration of GMI-1687 was effective in restoring blood flow in occluded blood vessels in two mouse models of SCD. We believe that these data support potential development of GMI-1687 for subcutaneous use and self-administration with the potential for use in the early intervention of VOC. In May 2022, we filed an investigational new drug application, or IND, for GMI-1687 in as a potential treatment for SCD and received the “safe to proceed” letter from the FDA in June 2022.

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

In December 2018, we presented final efficacy and correlative results from the Phase 1/2 trial at the annual ASH meeting. Key highlights from the Phase 1/2 clinical data include the following:

●	Relapsed/Refractory (R/R) AML Cohort: There were 66 patients in the R/R cohort, of which 54 were in the recommended Phase 2 dose (RP2D) group. At the RP2D, CR (complete remission)/CRi (complete remission with incomplete blood count recovery) rate was 41%, median overall survival, or OS, was 8.8 months (95% CI 5.7-11.4) and 69% of evaluable patients (11/16) achieved minimal residual disease, or MRD, negativity as assessed by either flow cytometry and/or DNA-based methods such as reverse transcription polymerase chain reaction (RT-PCR). OS will be the primary outcome measure in our ongoing Phase 3 trial in relapsed/refractory AML patients. In historical controls, OS of approximately 5.2-5.4 months has been observed in this population with this treatment approach. If we are able to achieve OS results in the Phase 3 trial comparable to those observed in the Phase 1/2 clinical trial, it could be a significant improvement over the results observed in these historical controls.
●	Newly Diagnosed AML Cohort: At the RP2D, CR/CRi rate was 72%, median overall survival was 12.6 months (95% CI 9.9-not reached), event-free survival (EFS) was 9.2 months (95% CI 3.0-12.6) and 56% of evaluable patients (5 out of 9) achieved MRD negativity as assessed by either flow cytometry and/or DNA-based methods such as RT-PCR. Of note, the EFS data (primary outcome measure for the interim analysis in the NCI-sponsored clinical trial in newly diagnosed AML patients) compares favorably to a range of 2.0-6.5 months for EFS in historical controls, which generally included lower risk patient populations than those treated in our Phase 1/2 trial.
●	An analysis of E-selectin ligand expression on leukemic cells demonstrated that detectable levels were present on leukemic blasts for every patient tested, providing clinical evidence of biological relevance of the E-selectin ligand in this disease setting. In bone marrow samples, leukemic stem cell expression of E-selectin ligand correlated with leukemic blast E-selectin ligand expression (p<0.0001), consistent with the hypothesis that E-selectin-mediated interactions are a mechanism of chemoresistance. Additionally, investigators assessed the association between baseline E-selectin ligand expression on leukemic blasts and clinical outcomes using a log-rank test. In the R/R cohort of patients treated with uproleselan and evaluated for E-selectin ligand expression at baseline, this analysis demonstrated that ≥10% E-selectin ligand expression was correlated with prolonged survival (p<0.01) compared to <10% E-selectin ligand expression. We believe this observation is important because in patients not treated with uproleselan the scientific literature has instead observed that high levels of E-selectin ligand correlated with a worse clinical prognosis. The addition of uproleselan in our study appears to have reversed this trend toward worsened prognosis, and we believe this result may be achieved through the restoration of chemosensitivity.

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

All patients are being treated with cytarabine-based chemotherapy of either MEC (mitoxantrone, etoposide and cytarabine) or FAI (fludarabine, cytarabine and idarubicin), with approximately half of the patients randomized to receive uproleselan in addition to chemotherapy. Patients receiving uproleselan are dosed for one day prior to initiation of chemotherapy, twice a day through the chemotherapy regimen, and then for two days after the end of chemotherapy, which was the same schedule as in the Phase 2 portion of the Phase 1/2 trial. The dose regimen is fixed, rather than weight-based, which we believe simplifies administration, and we are offering up to three cycles of consolidation therapy in both arms of the trial for patients who achieve remission. We believe that multiple cycles of treatment in patients who respond may drive an even deeper response in patients treated with uproleselan. If this is the case, it could lengthen the duration of remission with potential for additional benefit on survival. Key secondary endpoints of the Phase 3 trial include the incidence of severe mucositis and remission rate, which will be assessed in a hierarchical fashion to provide supportive data.

Enrollment in this pivotal trial began in the fourth quarter of 2018, and we completed enrollment of the trial with a total of 388 patients in November 2021 at centers in the United States, Canada, Europe and Australia. In September 2022, we submitted a request to the FDA to amend the protocol for the trial to conduct an interim analysis and have the findings reviewed by the trial’s Independent Data Monitoring Committee, or IDMC, as blinded pooled survival data showed patients living longer than expected based on the historical benchmarks used to design the study. The statistical plan agreed to with the FDA was for the IDMC to review efficacy and safety data at 80% of survival events, which event threshold was reached at the end of 2022. When designing the interim analysis, we amended the protocol to create the opportunity to achieve unblinding at around 80% of survival events while maintaining statistical integrity of the final analysis should the IDMC recommend the study continue to its final overall events trigger. The interim analysis plan required a high statistical threshold to be met for the IDMC to recommend unblinding, reserving approximately 95% of the study’s statistical power for the final analysis.

In February 2023, the IDMC reviewed the interim utility analysis and recommended that the Phase 3 pivotal clinical trial continue to the originally planned final analysis. Based on current projections, we anticipate reaching the overall survival events trigger in the first half of 2024, with top line data disclosure soon thereafter. While the trial progresses during 2023, we will continue our preparation for a potential filing of an NDA with the FDA.

In 2018, we signed a CRADA with the NCI. Under terms of the CRADA, we are collaborating with both the NCI and the Alliance for Clinical Trials in Oncology to conduct a Phase 2/3 randomized, controlled clinical trial testing addition of uproleselan to a standard cytarabine/daunorubicin chemotherapy regimen (7&3) in older adults with previously untreated AML who are fit for intensive chemotherapy. Following completion of enrollment of the Phase 2 portion of the study, which occurred in December 2021, there will be an interim analysis of EFS. The full trial is expected to enroll approximately 670 patients with a primary endpoint of overall survival, which is defined as the time from date of randomization to death from any cause. Under terms of the CRADA, the NCI may also fund additional research, including clinical trials involving pediatric patients with AML, as well as preclinical experiments and clinical trials evaluating alternative populations and chemotherapy regimens. We will supply uproleselan as well as provide financial support to augment data analysis and monitoring for the Phase 2/3 program. Completion of enrollment now sets the stage for a planned evaluation of the Phase 2 portion of the trial to determine whether the prespecified threshold for continuing to Phase 3 has been met based on EFS results.

Uproleselan is also being studied in multiple investigator-sponsored trials, or ISTs. In May 2021, clinicians at Washington University School of Medicine in St. Louis dosed the first patient in a Phase 2 IST evaluating uproleselan as a prophylactic agent to reduce gastrointestinal, or GI, toxicities and improve clinical outcomes in patients receiving high-dose melphalan in autologous hematopoietic cell transplantation, or auto-HCT, for multiple myeloma. Enrollment was completed in October 2022, and we anticipate a preliminary/interim data readout from the trial in 2023.

In July 2021, clinicians at the University of California (UC) Davis Comprehensive Cancer Center initiated dosing of the first patient in a clinical study of uproleselan combined with venetoclax and azacitidine for treatment of older or unfit patients with treatment-naïve AML. The goal of the two-part IST is first to determine a recommended Phase 2 dose, and then to explore efficacy in a dose expansion cohort. Up to 31 patients will be enrolled. Results for 8 enrolled patients were presented at the 64th ASH Annual Meeting in December 2022.  Preliminary results from this phase 1 study revealed a tolerable safety profile of uproleselan with venetoclax and azacitidine in patients with untreated AML ineligible for induction chemotherapy. There were no dose-limiting toxicities, or DLTs, observed and the most common grade 3-4 adverse events, or AEs, and serious adverse events, or SAEs, were hematologic. The combination showed promising preliminary efficacy, including a 50% rate of MRD negative CR/CRi.

In July 2021, clinicians at the University of Texas MD Anderson Cancer Center treated the first patient in a Phase 1b/2 study evaluating uproleselan, added to cladribine plus low dose cytarabine, in patients with treated secondary AML (ts-AML). Considered a distinct high-risk subset of AML with an adverse prognosis, ts-AML is defined as AML arising from a previously treated antecedent myeloid neoplasm (myelodysplastic syndrome or myeloproliferative neoplasm).We are providing uproleselan for this trial. The Phase 1b/2 single-arm trial is enrolling patients 18 years or older, with a diagnosis of ts-AML who have not received therapy for their AML. Clinicians plan to enroll approximately 25 patients in the trial. The results for 15 enrolled patients were also presented at ASH in December 2022. Preliminary results from 12 evaluable patients at median of 3.3 months follow-up found cladribine and low dose cytarabine combined with uproleselan generated few treatment-related adverse events. The combination produced an overall response rate of 62% in a very high-risk population with expected median survival below 5 months.

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

In September 2020 at the virtual meeting of the FSCDR, we gave an oral presentation on an abstract containing data on GMI-1687, which included data from a preclinical model showing the drug candidate’s potential as a subcutaneously administered treatment for VOC, a common complication of SCD. In May 2022, we filed an IND for GMI-1687 as a potential treatment for VOC and received the “safe to proceed” letter from the FDA in June 2022.

Galectin Antagonists (GMI-2093)

Using our glycomimetics platform, we have designed galectin-3 antagonists that specifically block the binding of galectin-3 to carbohydrate structures. Galectin-3 is a protein that is known to play critical roles in many pathological processes, including fibrosis, checkpoints in T-cell exhaustion during cancer immunotherapy, chemotherapy resistance and cardiovascular disease. We continue to optimize these compounds and expect to conduct additional preclinical experiments to further characterize the effects of our galectin-3 antagonists on immune processes, fibrotic-associated disease progression and to determine if these compounds can be orally bioavailable. One such compound, GMI-2093, has been observed to be 30% bioavailable through oral administration. Another compound, GMI-1757, is a dual antagonist of both E-selectin and galectin-3 and inhibited thrombus formation in a vena cava model and fibrosis in a corneal neovascularization model. These results were presented at ASH in 2018. In March 2022, we selected GMI-2093 for evaluation in preclinical studies. We are currently evaluating options for further development of GMI-2093 as a potential treatment for fibrosis and in oncology indications.

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

In September 2020, the China National Medical Products Administration, or NMPA, Center for Drug Evaluation, or CDE, granted IND approval for uproleselan (also referred to as APL-106), enabling the initiation of a Phase 1 PK and tolerability study. The IND approval also includes acceptance of a Phase 3 bridging study of APL-106 in combination with chemotherapy in relapsed/refractory AML. In January 2021, APL-106 was granted Breakthrough Therapy designation from the China NMPA CDE for the treatment of relapsed/refractory acute myeloid leukemia. In March 2021, Apollomics enrolled the first patient in the Phase 1 study.

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

Intellectual Property

We strive to protect the intellectual property that we believe is important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our drug candidates and their methods of use. We have issued patents which cover uproleselan (GMI-1271) and methods of use that are expected to expire between 2032 and 2037. In addition, we have several pending patent applications covering uproleselan and/or methods of using it, the last expiring of which, if issued, currently would be predicted to expire in 2041. We also have issued patents which cover GMI-1359 and methods of use that are expected to expire between 2036 and 2037. In addition, we have several pending patent applications covering GMI-1359 and/or methods of using it, the last expiring of which, if issued, currently would be predicted to expire in 2042. We also have an issued patent covering GMI-1687 that is expected to expire in 2037. In addition, we have several pending patent applications covering GMI-1687 and/or methods of using it, the last expiring of which, if issued, currently would be predicted to expire in 2041. We also have several pending patent applications directed to our lead galectin antagonist compounds and their methods of use, the last of which, if issued, currently would be predicted to expire in 2042. We also rely on trade secret protection for our confidential and proprietary information and careful monitoring of such information to protect aspects of our business.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important inventions and know-how related to our business, defend and enforce our patents, preserve confidentiality of our trade secrets and operate without infringing valid and enforceable patents and other proprietary rights of third parties. We also rely on know-how and continuing technological innovation to develop, strengthen and maintain our proprietary position in the field of glycomimetics.

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

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacturing of our drug candidates for preclinical and clinical testing, as well as for commercial manufacturing if our drug candidates receive marketing approval. We anticipate continuing to manage process development, scale-up and manufacturing under contracts with third parties. For uproleselan, we expect a significant increase in manufacturing if we receive marketing approval.

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

Competition

Key competitive factors affecting success of all of our drug candidates, if approved, are likely to be their safety, efficacy, convenience, price, generic competition, and availability of coverage and reimbursement from government and other third-party payors.

As the treatment landscape for AML changes, there is substantial risk that uproleselan might not provide additional benefit over other existing therapies. A key consideration in treatment of relapsed/refractory AML patients is the patient’s suitability for intensive salvage chemotherapy. The patient population being studied in our ongoing Phase 3 clinical trial of uproleselan includes AML patients deemed able to tolerate salvage chemotherapy. While there is no commonly accepted single standard approach for salvage chemotherapy, existing options for treatment of relapsed/refractory AML patients who can tolerate salvage chemotherapy include cytarabine-based combinations. In addition, we are aware of several other products and product candidates that are commercially available or are in development as potential treatment options for AML patients. Some patient populations being studied for these product candidates in development overlap with the patient population being studied in our Phase 3 clinical trial of uproleselan. The existence of established treatment options and the development of competing therapies for relapsed/refractory AML patients could negatively impact our ability to successfully commercialize uproleselan.

The following therapies have been approved by the FDA for treatment of AML:

●	RYDAPT® (midostaurin), an oral prescription medicine commercialized by Novartis to be used in combination with certain chemotherapy medicines to treat adults with newly diagnosed AML who have a defect in a gene called FLT3;
●	IDHIFA® (enasidenib), a prescription medicine commercialized by Celgene intended to treat people with AML with an isocitrate dehydrogenase-2 (IDH2) mutation whose disease has come back or has not improved after previous treatments;
●	VYXEOS® (daunorubicin and cytarabine), commercialized by Jazz Pharmaceuticals, which is indicated for the treatment of adults with newly-diagnosed therapy-related AML (t-AML) or AML with myelodysplasia-related changes (AML-MRC);
●	MYLOTARGTM (gemtuzumab ozogamicin) commercialized by Pfizer, which is indicated for treatment of newly-diagnosed CD33-positive AML in adults (in combination with daunorubicin and cytarabine) and for treatment of relapsed or refractory CD33-positive AML in adults and in pediatric patients aged 2 years and older as a stand-alone treatment;
●	TIBSOVO® (ivosidenib), a prescription medicine commercialized by Servier intended to treat people with AML with an isocitrate dehydrogenase-1 (IDH1) mutation whose disease has come back or has not improved after previous treatments;
●	XOSPATA® (gilteritinib), an oral prescription medicine commercialized by Astellas intended to treat people with AML with a FLT3 gene mutation whose disease has come back or has not improved after previous treatments;
●	DAURISMOTM (glasdigib), an oral prescription medicine commercialized by Pfizer to be used in combination with low-dose cytarabine, for the treatment of newly-diagnosed AML in adult patients who are ≥75 years old or who have comorbidities that preclude use of intensive induction chemotherapy;
●	VENCLEXTA® (venetoclax), an oral prescription medicine commercialized by AbbVie/Genentech to be used in combination with azacitidine, or decitabine, or low-dose cytarabine to treat adults with newly-diagnosed AML who are either 75 years of age or older, or have other medical conditions that prevent the use of standard chemotherapy;
●	ONUREG® (Azacitidine), an oral prescription medicine for continued treatment of adult patients with AML who achieved CR or CRi following intensive induction chemotherapy and are not able to complete intensive curative therapy;
●	RezlidhiaTM (olutasidenib), capsules for adult patients with relapsed or refractory AML with a susceptible IDH1 mutation as detected by an FDA-approved test; and
●	Ivosidenib (Tibsovo, Servier Pharmaceuticals LLC) in combination with azacitidine (azacitidine for injection) for newly diagnosed acute myeloid leukemia (AML) with a susceptible IDH1 mutation, as detected by an FDA-approved test in adults 75 years or older, or who have comorbidities that preclude use of intensive induction chemotherapy.

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

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval. Such products may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. Alternatively the approval may be on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. Approvals may also take into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final HIPAA Omnibus Rule published on January 25, 2013, imposes specified requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities (or other business associates) that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which are not pre-empted by HIPAA, differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Since January 2017, two Executive Orders were signed that were designed to delay the implementation of any certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any such challenges and healthcare reform measures of the Biden administration will impact PPACA and our business.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries.

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

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which began in 2013 and, due to subsequent legislative amendments, will continue until 2031 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could influence the purchase of medicines and reduce reimbursement and/or coverage of our product candidates, if approved.

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

Employees and Human Capital Resources

As of December 31, 2022, we had 39 employees, 38 full-time and one part-time, all of whom are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We have incurred significant losses since our inception in 2003 and, as of December 31, 2022, we had an accumulated deficit of $419.6 million. In recent years, we have financed our operations with proceeds from registered public offerings of our common stock and upfront and milestone payments under our license and collaboration agreements.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We are still in the early stages of development of our drug candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially and our negative cash flows from operating activities will continue over the next 12 months and beyond as we:

●	conduct our ongoing clinical trials and initiate additional clinical trials of our drug candidates, including the completion of our planned Phase 3 clinical trial of uproleselan;
●	continue the research and preclinical development of our drug candidates;
●	seek to discover and develop additional drug candidates;
●	seek regulatory approvals for any drug candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drugs for which we may obtain regulatory approval;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, regulatory and scientific personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and planned future commercialization efforts; and
●	incur legal, accounting, insurance and other expenses in operating as a public company.

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

We believe that our cash and cash equivalents as of the date of this report will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2024. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

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

Identifying potential drug candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we or any current or future collaborators may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from the sale of drugs that we do not expect to be commercially available for several years, if at all. Accordingly, our ability to fund our operations is dependent upon management’s plans, which include raising additional capital in the near term primarily through a combination of equity and debt financings, collaborations and strategic alliances. There can be no assurances that new financings or other transactions will be available to us on commercially acceptable terms, or at all. Currently, we are not actively developing GMI-1359 or GMI-1687. If we are unable to raise capital to fund our operations when needed or on attractive terms, we could be forced to delay, reduce the scope of or eliminate our research and development programs or any future commercialization efforts, which would have a material adverse effect on our business, financial condition, results of operations and ability to operate as a going concern.

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

As of December 31, 2022, we had federal and state net operating loss carryforwards of $300.8 million, research and development tax credit carryforwards of $10.6 million and $40.6 million of orphan drug tax credit carryforwards. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2026, the research and development tax credits in 2023 and the orphan drug tax credit in 2033. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under federal income tax laws, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We could experience ownership changes in the future that would limit our ability to use our net operating loss carryforwards.

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

We have only one drug candidate in a late-stage clinical trial. All of our other drug candidates are in preclinical development. If we or our collaborators are unable to commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.

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

Our business could be adversely affected by the effects of health epidemics or pandemics in regions where we or third parties on whom we rely have significant manufacturing facilities, clinical trial sites or other business operations.

Our business could be adversely affected by health epidemics or pandemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party collaborators, manufacturers and CROs upon whom we rely.

Quarantines, shelter-in-place, stay-at-home, executive and similar government orders—or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur—could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. For example, any manufacturing supply interruption of uproleselan, which is currently manufactured at facilities in Switzerland and China, could adversely affect our ability to conduct ongoing and future clinical trials of uproleselan.

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

We are seeking licensing partners for development of GMI-1359. If any collaborations we might enter into do not result in the successful development and commercialization of drugs, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. For example, in February 2020, Pfizer terminated its license agreement with us for the worldwide development and commercialization of our prior drug candidate rivipansel, thereby eliminating our right to receive any future development or commercialization milestones or royalty payments for sales of that drug candidate. In addition, even if we are eligible to receive any such payments from a collaborator, they could be substantially delayed. If we do not receive the funding we expect under these agreements, the development of our drug candidates could be delayed and we may need additional resources to develop our drug candidates. All of the risks relating to drug development, regulatory approval and commercialization described in this report also apply to the activities of our collaborators.

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

We do not have any manufacturing facilities or personnel. We rely, and expect to continue to rely, on third parties for the manufacturing of our drug candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our drug candidates receives marketing approval. Disruption to our supply arrangements may arise from unforeseeable events that impact such third parties, including the COVID-19 pandemic. Our reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or drugs, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

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

There remain judicial and Congressional challenges to certain aspects of PPACA. President Trump signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and healthcare reform measures of the Biden administration will impact ACA and our business.

Other legislative changes have been proposed and adopted since PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which began in 2013, and, due to subsequent legislative amendments, will stay in effect unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could influence the purchase of medicines and reduce reimbursement and/or coverage of our product candidates, if approved. Current and future healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the expertise of our senior management and the members of our scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may currently terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

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

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, or additional global financial crises, including related to the COVID-19 pandemic or the armed conflict in Ukraine and the surrounding region, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

In addition, our available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. At any point in time, the funds in our operating accounts may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail. We can provide no assurances that access to our operating cash or invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Significant disruptions of our, or our contractors’ or vendors’, information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.

In the ordinary course of our business, we and the third parties upon which we rely may process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets. We may rely upon third parties (such as service providers) for our data processing–related activities. We may share or receive sensitive data with or from third parties. We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

Any of the previously identified or similar threats could cause a security incident. A security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident could disrupt our ability (and that of third parties upon whom we rely) to conduct our business. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Additionally, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, which has resulted in volatile stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including worsening economic conditions and other adverse effects or developments relating to political, regulatory and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance.

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

Stockholders

As of March 27, 2023, we had 64,245,224 shares of common stock outstanding held by 21 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

For the discussion of our financial condition and results of operations and cash flows for the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 3, 2022.

Overview

We are a late-stage clinical development biotechnology company focused on improving the lives of people living with cancer and inflammatory diseases by leveraging the inhibition of carbohydrate interactions that occur on the surface of cells. We are developing a pipeline of proprietary glycomimetics, which are small molecules that mimic the structure of carbohydrates involved in important biological processes, to inhibit disease-related functions of carbohydrates such as the roles they play in inflammation, cancer and infection. We believe this represents an innovative approach to drug discovery to treat a wide range of diseases. We are focusing our efforts on drug candidates for diseases that we believe will qualify for orphan drug designation.

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

Our lead glycomimetic drug candidate, uproleselan, is a specific E-selectin antagonist that we are developing to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, a life-threatening hematologic cancer, and potentially other hematologic cancers. In 2021, we completed enrollment of 388 patients in a randomized, double-blind, placebo-controlled Phase 3 pivotal clinical trial to evaluate uproleselan in individuals with relapsed/refractory AML, the design of which was based on guidance received from the U.S. Food and Drug Administration, or FDA. Pooled survival data show patients in the Phase 3 study continue to live longer than historically expected.

In September 2022, we submitted a request to the FDA to amend the protocol for the trial to conduct an interim analysis and have the findings reviewed by the trial’s Independent Data Monitoring Committee, or IDMC, as blinded pooled survival data showed patients living longer than expected based on the historical benchmarks used to design the study. The statistical plan agreed to with the FDA was for the IDMC to review efficacy and safety data at 80% of survival events, which events threshold was reached at the end of 2022. When designing the interim analysis, we amended the protocol to create the opportunity to achieve unblinding at approximately 80% of survival events while maintaining the statistical integrity of the final analysis should the DMC recommend the study continue to the final overall events trigger. The interim analysis plan required a high statistical threshold to be met for the IDMC to recommend unblinding, reserving approximately 95% of the study’s statistical power for the final analysis.

In February 2023,the IDMC reviewed the interim utility analysis and recommended that the pivotal Phase 3 clinical trial continue to the originally planned final analysis. Based on current projections, we anticipate reaching the overall survival events trigger in the first half of 2024, with top line data disclosure soon thereafter. As we the trial progresses during 2023, we will continue our preparation for a potential filing of an NDA with the FDA.

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

Uproleselan is also being studied in multiple investigator-sponsored trials. The initial results from two investigator-sponsored trials evaluating safety and preliminary efficacy in frontline unfit and treated secondary AML populations not previously studied with uproleselan were selected for poster presentation at the 64th American Society of Hematology Annual Meeting held in December 2022.

We have rationally designed an innovative antagonist of E-selectin, GMI-1687, that could be a subcutaneously administered treatment. Initially developed as a potential life-cycle extension to uproleselan, we believe that GMI-1687 could be developed to broaden the clinical usefulness of an E-selectin antagonist to conditions where outpatient treatment is preferred or required. In May 2022, we filed an investigational new drug application, or IND, for GMI-1687 in as a potential treatment for vaso-occlusive crisis, or VOC, a common complication of sickle cell disease and received the “safe to proceed” letter from the FDA in June 2022.

We are advancing other preclinical-stage programs, including small-molecule glycomimetic compounds that inhibit the protein galectin-3, which we believe may have potential to be an orally administered treatment for fibrosis, cancer and cardiovascular disease. In March 2022, we selected a lead galectin drug candidate, GMI-2093, for evaluation in preclinical studies. We are evaluating options for the further development of GMI-2093 as a potential treatment for fibrosis and in oncology indications.

We have also designed GMI-1359, a drug candidate that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. In the fourth quarter of 2021, we terminated a Phase 1b trial of GMI-1359 in hormone receptor positive breast cancer patients whose tumors had spread to bone and have deactivated the existing GMI-1359 INDs as of August 2022. We are not currently developing GMI-1359, but are seeking a licensing partner to continue clinical development of this drug candidate.

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

Since inception, we have incurred significant operating losses. We had an accumulated deficit of $419.6 million as of December 31, 2022 and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

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

To fund further operations, we will need to raise capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, potentially including the use of our at-the-market sales facility with Cowen, through collaborations or partnerships with other companies or sale of royalties on a potential drug. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents will be sufficient to fund our operations through the fourth quarter of 2024 without giving effect to potential business development opportunities, such as upfront or milestone payments under license and collaboration agreements, or additional financing activities including the potential sale of common stock under our at-the-market sales facility or otherwise. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Impact of COVID-19 on Our Business

We continue to monitor developments associated with the COVID-19 pandemic, which has previously resulted in travel and other restrictions to reduce the spread of the disease. To date, we have experienced only minor disruptions from the pandemic, including a brief delay in patient enrollment in our Phase 3 clinical trial of uproleselan which completed enrollment in November 2021. The safety, health and well-being of all patients, medical staff and our internal and external teams is paramount and is our primary focus. As the pandemic and its resulting restrictions evolve in jurisdictions across the country, we are aware that the potential exists for further disruptions to our projected timelines. We are in close communication with our clinical and manufacturing teams and key vendors and are prepared to take action should the pandemic worsen and impact our business in the future. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of any impacts the pandemic may have on our business, operations, financial position and our clinical and regulatory activities. See also the section titled “Risk Factors” herein for additional information on risks and uncertainties related to the pandemic.

Our Collaboration and License Agreements

Apollomics

In January 2020, we entered into an exclusive collaboration and license agreement with Apollomics (Hong Kong) Limited, or Apollomics, for the development and commercialization of uproleselan and GMI-1687 in Mainland China, Hong Kong, Macau and Taiwan, also known as Greater China. Under the terms of the agreement, Apollomics will be responsible for clinical development and commercialization in Greater China. We will also collaborate with Apollomics to advance the preclinical and clinical development of GMI-1687. We received an upfront cash payment of $9.0 million and in September 2020 received a $1.0 million development milestone payment. There were no milestone payments from Apollomics during the years ended December 31, 2022 or 2021. Subject to the terms of the agreement, we will be eligible to receive potential further milestone payments totaling approximately $179.0 million, as well as tiered royalties ranging from the high single digits to 15%, as a percentage of net sales. Apollomics will be responsible for all costs related to development, regulatory approvals, and commercialization activities for uproleselan and GMI-1687 in Greater China, and we and Apollomics expect to enter into clinical and commercial supply agreements with respect to our provision of uproleselan and GMI-1687 to Apollomics. We retain all rights for both compounds in the rest of the world.

In September 2020, the China National Medical Products Administration, or NMPA, Center for Drug Evaluation, or CDE, granted IND approval for uproleselan (also known as APL-106), enabling the initiation of a Phase 1 pharmacokinetics and tolerability study and a planned Phase 3 bridging study of APL-106 in combination with chemotherapy in relapsed/refractory AML. In January 2021, APL-106 was granted Breakthrough Therapy Designation from the China NMPA CDE for the treatment of relapsed/refractory AML. In March 2021, Apollomics enrolled the first patient in the Phase 1 study and enrolled the first patient in the Phase 3 portion of the trial in November 2021.

In June 2020, we entered into a clinical supply agreement with Apollomics under which we will manufacture and supply uproleselan product to Apollomics at agreed upon prices. Apollomics has the option to begin manufacture after appropriate material transfer requirements are met. During the year ended December 31, 2021, we recognized $1.1 million in revenue from the sale of clinical supplies to Apollomics under the clinical supply agreement. There were no sales of clinical supplies to Apollomics during the year ended December 31, 2022.

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

Interest Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations

The following table sets forth our results of operations:

	Year Ended December 31,		Net Change
(dollars in thousands)	2022	2021
Revenue	$75	$1,160	$(1,085)	(94)%
Costs and expenses:
Research and development expense	28,391	47,492	(19,101)	(40)%
General and administrative expense	19,087	17,115	1,972	12%
Total costs and expenses	47,478	64,607	(17,129)	(27)%
Loss from operations	(47,403)	(63,447)	16,044	25%
Interest income	715	20	695	3,475%
Net loss and comprehensive loss	$(46,688)	$(63,427)	$16,739	26%

Revenue

During the years ended December 31, 2022 and 2021, we recognized $75,000 and $1.2 million, respectively, in revenue from agreements with Apollomics as described above under “Our Collaboration and License Agreements.”

Research and Development Expense

The following table summarizes our research and development expense by functional area:

	Year Ended December 31,		Net Change
(dollars in thousands)	2022	2021
Clinical development	$9,446	$19,689	$(10,243)	(52)%
Manufacturing and formulation	6,009	12,307	(6,298)	(51)%
Contract research services, consulting and other costs	1,331	2,163	(832)	(38)%
Laboratory costs	1,787	2,140	(353)	(16)%
Personnel-related	8,758	8,978	(220)	(2)%
Stock-based compensation	1,060	2,215	(1,155)	(52)%
Research and development expense	$28,391	$47,492	$(19,101)	(40)%

The following table summarizes our research and development expense by drug candidate:

	Year Ended December 31,		Net Change
(dollars in thousands)	2022	2021
Uproleselan	$14,647	$29,781	$(15,134)	(51)%
GMI-1687	1,282	2,514	(1,232)	(49)%
Other research and development	2,644	4,004	(1,360)	(34)%
Personnel-related and stock-based compensation	9,818	11,193	(1,375)	(12)%
Research and development expense	$28,391	$47,492	$(19,101)	(40)%

Our research and development expense for the year ended December 31, 2022 decreased by $19.1 million, or 40%, compared to the year ended December 31, 2021 primarily due to:

●	decreased clinical development costs related to uproleselan, as patient enrollment ended in our Phase 3 clinical trial in November 2021 and in the NCI Phase 2/3 clinical trial in December 2021;

●	decreased manufacturing and formulation costs related to uproleselan validation batches;

●	decreased contract research services, consulting and other costs due to a reduction in the number of early-stage sponsored research agreements; and

●	decreased stock-based compensation expense due to lower share prices, resulting in lower grant date fair market values for equity awards.

General and Administrative Expense

The following table sets forth the components of our general and administrative expense:

	Year Ended December 31,		Net Change
(dollars in thousands)	2022	2021
Personnel-related	$6,425	$5,788	$637	11%
Stock-based compensation	2,798	3,872	(1,074)	(28)%
Legal, consulting and other professional expenses	8,964	6,652	2,312	35%
Other	900	803	97	12%
General and administrative expense	$19,087	$17,115	$1,972	12%

General and administrative expense increased for the year ended December 31, 2022 by $2.0 million, or 12%, compared to 2021, primarily due to pre-commercialization expenses for uproleselan in 2022 and higher patent fees compared to the prior year. Personnel-related expenses increased as we hired a Chief Commercial Officer to lead the planned commercial efforts for uproleselan if it receives marketing approval. These increases were partially offset by decreased stock-based compensation expense due to lower share prices, resulting in lower grant date fair market values for equity awards issued in 2022.

Interest Income

During the year ended December 31, 2022, interest income increased by $695,000, compared to the same period in 2021, due to higher interest rates on cash balances.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations primarily through public offerings and private placements of our capital stock, including sales agreements with Cowen, and upfront and milestone payments from our license and collaboration agreements. As of December 31, 2022, we had $47.9 million in cash and cash equivalents.

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

In March 2022, we filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. On April 28, 2022, we entered into a new at-the-market sales agreement, or the 2022 Sales Agreement, with Cowen. Under the 2022 Sales Agreement, we may sell up to $100.0 million in shares of our common stock. During the year ended December 31, 2022, we sold 1,953,854 shares of common stock under the 2022 Sales Agreement at a weighted average price of $2.22 per share, for aggregate net proceeds of $4.2 million, after deducting commissions and offering expenses. Subsequent to December 31, 2022 and through the date of this Annual Report, we sold an additional 9,822,930 shares of common stock under the 2022 Sales Agreement at a weighted average price of $3.01 per share, for aggregate net proceeds of $28.7 million, after deducting commissions and offering expenses. As of the date of this Annual Report, approximately $66.0 million remained available to be sold under the terms of the 2022 Sales Agreement.

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

As of December 31, 2022, our significant contractual obligations consisted solely of rent obligations under a non-cancelable lease, as amended, for our current office space in Rockville, Maryland, which has a term through October 2023. Total remaining obligations under this lease as of December 31, 2022 were $941,000. We have no other fixed long-term obligations and we do not have significant capital expenditure requirements.

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

A change in the outcome of any of these variables with respect to the development of any of our drug candidates would significantly change the costs and timing associated with the development of that drug candidate. Because our drug candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements, including our existing license agreement with Apollomics. Except for amounts that we may sell under our 2022 Sales Agreement with Cowen, and Apollomics’ conditional obligations to make milestone and royalty payments to us under our license agreement, we do not have any committed external source of liquidity.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following table summarizes our cash flows:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(46,457)	$(57,489)
Investing activities	(84)	(15)
Financing activities	4,157	10,724
Net change in cash and cash equivalents	$(42,384)	$(46,780)

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

Operating Activities

Net cash used in operating activities was $46.5 million during the year ended December 31, 2022 compared to $57.5 million during the year ended December 31, 2021. For the year ended December 31, 2022, there was decreased spending in clinical development and manufacturing expenses as uproleselan clinical development programs in our global Phase 3 clinical trial and the NCI-sponsored Phase 2/3 trial completed enrollment and are now in the follow-up phase. Net cash used in operating activities for the year ended December 31, 2021 was primarily the result of ongoing clinical and manufacturing costs associated with our uproleselan clinical development programs. For the year ended December 31, 2021, we received $1.1 million in revenue under our agreements with Apollomics for the development and commercialization of uproleselan and GMI-1687 in Greater China.

Investing Activities

Net cash used in investing activities, consisting of purchases of scientific equipment and computers, was $84,000 for the year ended December 31, 2022 compared to $15,000 during the year ended December 31, 2021.

Financing Activities

Net cash provided by financing activities of $4.2 million and $10.7 million during the years ended December 31, 2022 and 2021, respectively, consisted of the net proceeds received from our at-the-market facilities with Cowen.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial statement schedules required to be filed are listed in Part IV, Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive proxy statement for our 2023 annual meeting of stockholders, or the 2023 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the relevant information to be included in the 2023 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors” and “Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the relevant information to be included in the 2023 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the relevant information to be included in the 2023 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the relevant information to be included in the 2023 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the relevant information to be included in the 2023 Proxy Statement under the caption “Ratification of Selection of Independent Auditors.”

PART IV

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen stock certificate evidencing shares of Common Stock.

4.2(4)	Description of Certain of Registrant’s Securities.

10.1+(5)	2003 Stock Incentive Plan, as amended.

10.2+(6)	Form of Incentive Stock Option Agreement under 2003 Stock Incentive Plan.

10.3+(7)	Form of Nonqualified Stock Option Agreement under 2003 Stock Incentive Plan.

10.4+(8)	GlycoMimetics, Inc. Amended and Restated 2013 Equity Incentive Plan.

10.5+(9)	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan.

10.6+(10)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan.

10.7+(11)	2013 Employee Stock Purchase Plan.

10.8+(12)	Form of Indemnification Agreement.

10.9+(13)	Executive Employment Agreement, dated as of August 3, 2021, by and between the Registrant and Harout Semerjian.

10.10+(14)	Amended and Restated Executive Employment Agreement, dated as of July 30, 2019, by and between the Registrant and Brian Hahn.

10.11+(15)	Amended and Restated Executive Employment Agreement, dated as of July 30, 2019, by and between the Registrant and John Magnani.

10.12+(16)	Executive Employment Agreement dated as of August 31, 2022, by and between the Registrant and Edwin Rock.

10.14+	Amended and Restated Non-Employee Director Compensation Policy.

10.15(17)	Lease Agreement, dated July 23, 2014, by and between the Registrant and BMR-Medical Center Drive, LLC.

Exhibit Number	Description of Document

10.16(18)	Sales Agreement, dated April 28, 2022 by and between the Registrant and Cowen and Company, LLC.

10.17(19)	First Amendment to Lease, dated March 24, 2016, by and between the Registrant and BMR-Medical Center Drive LLC.

10.18*(20)	Collaboration and License Agreement, dated January 2, 2020, by and between the Registrant and Apollomics (Hong Kong) Limited.

10.19+(21)	GlycoMimetics, Inc. Amended and Restated Inducement Plan.

10.20+(22)	Form of Stock Option Grant Notice and Stock Option Agreement under the GlycoMimetics, Inc. Inducement Plan.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (contained on signature page hereto).

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

+	Indicates management contract or compensatory plan.
*	Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.
(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 31, 2013, and incorporated by reference herein.

(4)	Previously filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on February 28, 2020, and incorporated by reference herein.
(5)	Previously filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(6)	Previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(7)	Previously filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 4, 2013, and incorporated by reference herein.
(8)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on May 20, 2022, and incorporated by reference herein.
(9)	Previously filed as Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(10)	Previously filed as Exhibit 10.13 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(11)	Previously filed as Exhibit 10.14 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(12)	Previously filed as Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(13)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on November 2, 2021, and incorporated by reference herein.
(14)	Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on August 1, 2019, and incorporated by reference herein.
(15)	Previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on August 1, 2019, and incorporated by reference herein.
(16)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on November 9, 2022, and incorporated by reference herein.
(17)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on July 28, 2014, and incorporated by reference herein.
(18)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q (File No. 001-36177), filed with the Commission on April 28, 2022, and incorporated by reference herein.
(19)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on March 29, 2016, and incorporated by reference herein.
(20)	Previously filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on February 28, 2020, and incorporated by reference herein.
(21)	Previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on March 3, 2022, and incorporated by reference herein.
(22)	Previously filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on February 28, 2020, and incorporated by reference herein.

ITEM  16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLYCOMIMETICS, INC.

By:	/s/ Harout Semerjian
Harout Semerjian
President and Chief Executive Officer

March 29, 2023

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

Signature	Title	Date

/s/ Harout Semerjian Harout Semerjian	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2023

/s/ Brian M. Hahn Brian M. Hahn	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2023

/s/ Patricia S. Andrews Patricia S. Andrews	Director	March 29, 2023

/s/ Mark A. Goldberg, M.D. Mark A. Goldberg, M.D.	Director	March 29, 2023

/s/ Scott T. Jackson Scott T. Jackson	Director	March 29, 2023

/s/ Daniel M. Junius Daniel M. Junius	Director	March 29, 2023

/s/ Rachel K. King Rachel K. King	Director	March 29, 2023

/s/ Scott Koenig, M.D., Ph.D. Scott Koenig, M.D., Ph.D.	Director	March 29, 2022

/s/ Timothy Pearson Timothy Pearson	Director	March 29, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of GlycoMimetics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GlycoMimetics, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Accrued Clinical Trial Expenses

Description of the Matter

As discussed in Note 2 to the financial statements, the Company records costs for clinical trial activities based upon estimates of costs incurred through the balance sheet date that have yet to be invoiced by the contract research organizations, investigative sites, and other consultants. The Company’s accrued expenses of $7.0 million at December 31, 2022 include accrued clinical trial expenses, and the Company’s research and development costs and expenses of $28.4 million for the year ended December 31, 2022 include 2022 clinical trial expenses.

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

Baltimore, Maryland

March 29, 2023

GLYCOMIMETICS, INC.

Balance Sheets

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$47,870,619	$90,254,890
Prepaid expenses and other current assets	2,844,086	533,804
Total current assets	50,714,705	90,788,694
Property and equipment, net	242,390	368,842
Prepaid research and development expenses	50,000	1,560,607
Deposits	52,320	52,320
Operating lease right-of-use asset	751,174	1,576,185
Total assets	$51,810,589	$94,346,648
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$970,191	$2,107,615
Accrued expenses	6,992,006	8,715,368
Lease liabilities	918,555	1,001,407
Total current liabilities	8,880,752	11,824,390
Lease liabilities, net of current portion	—	918,607
Total liabilities	8,880,752	12,742,997
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 54,377,798 shares issued and outstanding at December 31, 2022; 52,313,894 shares issued and outstanding at December 31, 2021	54,378	52,314
Additional paid-in capital	462,461,251	454,448,327
Accumulated deficit	(419,585,792)	(372,896,990)
Total stockholders’ equity	42,929,837	81,603,651
Total liabilities and stockholders’ equity	$51,810,589	$94,346,648

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2022	2021	2020
Revenue from collaboration and license agreements	$75,000	$1,159,767	$10,162,935

Costs and expenses:
Research and development expense	28,390,879	47,491,567	44,929,198
General and administrative expense	19,087,443	17,115,405	16,743,127
Total costs and expenses	47,478,322	64,606,972	61,672,325
Loss from operations	(47,403,322)	(63,447,205)	(51,509,390)
Interest income	714,520	19,768	482,487
Net loss and comprehensive loss	$(46,688,802)	$(63,427,437)	$(51,026,903)
Basic and diluted net loss per common share	$(0.89)	$(1.23)	$(1.12)
Basic and diluted weighted-average number of common shares outstanding	52,531,173	51,453,204	45,721,139

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	43,466,933	$43,465	$412,599,772	$(258,442,650)	$154,200,587
Issuance of common stock, net of issuance costs	5,161,502	5,163	17,819,554	—	17,824,717
Exercise of options and vesting of restricted stock units	389,187	390	318,907	—	319,297
Stock-based compensation	—	—	6,901,758	—	6,901,758
Net loss	—	—	—	(51,026,903)	(51,026,903)
Balance at December 31, 2020	49,017,622	49,018	437,639,991	(309,469,553)	128,219,456
Issuance of common stock, net of issuance costs	3,092,603	3,092	10,696,225	—	10,699,317
Exercise of options and vesting of restricted stock units	203,669	204	24,825	—	25,029
Stock-based compensation	—	—	6,087,286	—	6,087,286
Net loss	—	—	—	(63,427,437)	(63,427,437)
Balance at December 31, 2021	52,313,894	52,314	454,448,327	(372,896,990)	81,603,651
Issuance of common stock, net of issuance costs	1,953,854	1,954	4,155,454	—	4,157,408
Vesting of restricted stock units	110,050	110	(110)	—	—
Stock-based compensation	—	—	3,857,580	—	3,857,580
Net loss	—	—	—	(46,688,802)	(46,688,802)
Balance at December 31, 2022	54,377,798	$54,378	$462,461,251	$(419,585,792)	$42,929,837

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(46,688,802)	$(63,427,437)	$(51,026,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	207,145	264,600	270,754
Loss on disposal of assets	3,498	2,174	—
Non-cash lease expense	825,011	749,039	680,845
Stock-based compensation	3,857,580	6,087,286	6,901,758
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,310,282)	704,524	3,087,994
Prepaid research and development expenses	1,510,607	—	—
Accounts payable	(1,137,424)	17,676	654,279
Accrued expenses	(1,723,362)	(988,842)	993,420
Lease liabilities	(1,001,459)	(898,550)	(804,078)
Net cash used in operating activities	(46,457,488)	(57,489,530)	(39,241,931)

Investing activities
Purchases of property and equipment	(84,191)	(14,943)	(68,507)
Net cash used in investing activities	(84,191)	(14,943)	(68,507)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	4,157,408	10,699,317	17,824,717
Proceeds from exercise of stock options	—	25,029	319,297
Net cash provided by financing activities	4,157,408	10,724,346	18,144,014
Net change in cash and cash equivalents	(42,384,271)	(46,780,127)	(21,166,424)
Cash and cash equivalents, beginning of period	90,254,890	137,035,017	158,201,441
Cash and cash equivalents, end of period	$47,870,619	$90,254,890	$137,035,017

See accompanying notes.

GLYCOMIMETICS, INC.

Notes to Financial Statements

1. Description of the Business

GlycoMimetics, Inc. (the Company), a Delaware corporation headquartered in Rockville, Maryland, was incorporated in 2003. The Company is a late-stage clinical development biotechnology company focused on improving the lives of people living with cancer and inflammatory diseases by leveraging the inhibition of carbohydrate interactions that occur on the surface of cells. The Company is developing a pipeline of proprietary glycomimetics, which are small molecules that mimic the structure of carbohydrates involved in important biological processes, to inhibit disease-related functions of carbohydrates such as the roles they play in inflammation, cancer and infection.

The Company’s executive personnel have devoted substantially all of their time to date to the planning and organization of the Company, the process of hiring scientists, initiating research and development programs and securing adequate capital for anticipated growth and operations. The Company has not commercialized any of its drug candidates and planned commercial operations have not commenced. The Company has incurred significant losses in the development of its drug candidates. The Company has not generated revenues from product sales. As a result, the Company has consistently reported negative cash flows from operating activities and net losses, had an accumulated deficit of $419.6 million at December 31, 2022 and expects to continue incurring losses for the foreseeable future.

Subsequent to December 31, 2022, the Company issued and sold 9,822,930 shares of common stock under its “at-the-market” equity offering program at a weighted average price per share of $3.01, for aggregate net proceeds of $28.7 million, after deducting commissions and offering expenses. The Company believes that its existing cash and cash equivalents as of December 31, 2022 together with the net proceeds of $28.7 million from sale of shares of common stock under the “at-the-market” program will be sufficient to fund the Company’s operations at least 12 months from the issuance of these financial statements. Management intends to fund future operations through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources, which cannot be assured.

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

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents. The fair values of the financial instruments approximated their carrying values at December 31, 2022 and 2021, due to their short-term maturities. The Company accounts for recurring and nonrecurring fair value measurements in accordance with ASC 820, Fair Value Measurements. ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value, and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) either on a recurring or non-recurring basis as of December 31, 2022 and 2021. The carrying value of cash held in money market funds of approximately $45.9 million and $88.3 million as of December 31, 2022 and 2021, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs). The Company did not transfer any assets measured at fair value on a recurring basis between levels during the years ended December 31, 2022 and 2021.

Concentration of Credit Risk

Credit risk represents the risk that the Company would incur a loss if counterparties failed to perform pursuant to the terms of their agreements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash balances with financial institutions in federally insured accounts and has cash balances in excess of the insurance limits. Cash equivalents consist of investment in money market funds with major financial institutions in the United States. These deposits and funds may be redeemed upon demand and the Company does not anticipate any losses on such balances. The Company has not experienced any losses to date and believes that it is not exposed to any significant credit risk on cash and cash equivalents. On March 10, 2023, one of the financial institutions the Company has accounts with, Silicon Valley Bank, or SVB, was closed and the FDIC was appointed receiver for the bank. The FDIC created a successor bridge bank, Silicon Valley Bridge Bank, N.A, or SVBB, and all deposits of SVB were transferred to SVBB and made available in full to customers under a systemic risk exception approved by the United States Department of Treasury, the Federal Reserve and the FDIC.

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

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of the carrying value of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant, and Equipment. ASC 360 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2022 and 2021, the Company determined that there were no impaired assets and it had no assets held for sale.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the years ended December 31, 2022, 2021 and 2020, the Company’s net loss was equal to comprehensive loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Pronouncements

There have been no accounting pronouncements issued but not yet adopted by the Company that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average common shares outstanding, as they would be anti-dilutive:

	2022	2021	2020
Stock options and RSUs	9,313,102	7,908,122	6,143,594

4. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets at December 31:

	2022	2021
Prepaid research and development expenses	$2,300,209	$273,396
Other prepaid expenses	399,861	259,061
Other receivables	144,016	1,347
Prepaid expenses and other current assets	$2,844,086	$533,804

5. Property and Equipment

Property and equipment, net consisted of the following at December 31:

	2022	2021
Furniture and fixtures	$342,203	$345,712
Laboratory equipment	1,343,081	1,406,346
Office equipment	17,762	17,762
Computer equipment	309,826	305,784
Leasehold improvements	616,133	616,133
Property and equipment	2,629,005	2,691,737
Less accumulated depreciation	(2,386,615)	(2,322,895)
Property and equipment, net	$242,390	$368,842

Depreciation of property and equipment totaled $207,145, $264,600 and $270,754 for the years ended December 31, 2022, 2021 and 2020, respectively.

6. Accrued Expenses

The following is a summary of the Company’s accrued expenses at December 31:

	2022	2021
Accrued research and development expenses	$3,484,742	$5,824,365
Accrued bonuses	2,664,613	2,152,302
Accrued consulting and other professional fees	499,592	299,607
Accrued employee benefits	300,653	348,752
Other accrued expenses	42,406	90,342
Accrued expenses	$6,992,006	$8,715,368

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

The Company identified and applied the following significant assumptions in recognizing the right-of-use asset and corresponding liability for the Lease:

●	Lease term – The lease term includes both the noncancelable period and, when applicable, cancelable option periods where failure to exercise such option would result in an economic penalty. The Company’s renewal option to extend is not reasonably certain of being exercised as of December 31, 2022.
●	Incremental borrowing rate – As the Company’s lease does not provide an implicit rate, the Company used an incremental borrowing rate (IBR), which is the rate incurred to borrow on a collateralized basis over a term similar to the term of the lease for which the rate is estimated. The Company determined the IBR to be 8% based on an estimated rate that considered the Company’s credit risk in the United States for a collateralized borrowing and lease term similar to the Lease.

As of December 31, 2022 the weighted-average remaining lease term was 0.8 years. There were no additional operating leases entered into during the year ended December 31, 2022.

The components of lease expense and related cash flows were as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$927,957	$927,957	$927,957
Variable lease cost	612,391	490,871	593,973
Total operating lease cost	$1,540,348	$1,418,828	$1,521,930

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$1,104,406	$1,077,469	$1,051,190

Maturities of lease liability due under these lease agreements as of December 31, 2022 were as follows:

Operating Lease
Obligation
2023	$940,842
Thereafter	—
Total	940,842
Present value adjustment	(22,287)
Present value of lease payments	$918,555

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

On October 7, 2020, the Company filed a prospectus supplement to a shelf registration statement that it filed in May 2019 and entered into a new at-the-market sales agreement (the 2020 Sales Agreement) with Cowen. Under the 2020 Sales Agreement, the Company may sell up to $100.0 million of the Company’s common stock registered under the shelf registration statement that was filed in May 2019. The 2020 Sales Agreement replaced the 2017 Sales Agreement between the Company and Cowen, and the $100.0 million that may be sold under the 2020 Sales Agreement excludes any amounts that were sold under the 2017 Sales Agreement. During the year ended December 31, 2020, the Company issued and sold 1,024,760 shares of common stock under the 2020 Sales Agreement at a weighted average price per share of $3.74, for aggregate net proceeds of $3.7 million, after deducting commissions and offering expenses. During the year ended December 31, 2021, the Company issued and sold an additional 3,092,603 shares of common stock under the 2020 Sales Agreement at a weighted average price per share of $3.57, for aggregate net proceeds of $10.7 million, after deducting commissions and offering expenses. There were no shares sold under the 2020 Sales Agreement in the year ended December 31, 2022.

In March 2022, the Company filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. Upon the effectiveness of the new registration statement, the prior shelf registration statement, under which the shares that could be sold under the 2020 Sales Agreement were registered, was deemed to be terminated. On April 28, 2022, the Company entered into a new at-the-market sales agreement (the 2022 Sales Agreement) with Cowen. Under the 2022 Sales Agreement, the Company may sell up to $100.0 million in shares of its common stock. During the year ended December 31, 2022, the Company issued and sold 1,953,854 shares of common stock under the 2022 Sales Agreement at a weighted average price per share of $2.22, for aggregate net proceeds of $4.2 million, after deducting commissions and offering expenses. As of December 31, 2022, approximately $95.7 million remained available to be sold under the terms of the 2022 Sales Agreement.

Subsequent to December 31, 2022 and through the date these financial statements were issued, the Company issued and sold 9,822,930 shares of common stock under the 2022 Sales Agreement at a weighted average price per share of $3.01, for aggregate net proceeds of $28.7 million, after deducting commissions and offering expenses. As of the date these financial statements were issued, approximately $66.0 million remained available to be sold under the terms of the 2022 Sales Agreement.

2003 Stock Incentive Plan

The 2003 Stock Incentive Plan (the 2003 Plan) provided for the grant of incentives and nonqualified stock options and restricted stock awards. The exercise price for incentive stock options must be at least equal to the fair value of the common stock on the grant date. Unless otherwise stated in a stock option agreement, 25% of the shares subject to an option grant will vest upon the first anniversary of the vesting start date and thereafter at the rate of one forty-eighth of the option shares per month as of the first day of each month after the first anniversary. Compensation expense is recognized on a straight-line basis. Upon termination of employment by reasons other than death, cause, or disability, any vested options shall terminate 60 days after the termination date. Stock options terminate 10 years from the date of grant. The 2003 Plan expired on May 21, 2013.

A summary of the Company’s stock option activity under the 2003 Plan for the year ended December 31, 2022 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2021	93,465	$2.00	0.3
Options forfeited	(93,465)	2.00
Outstanding, Vested and Exercisable as of December 31, 2022	—	—	—	$—

The 2003 Plan had no options outstanding as of December 31, 2022. There were no options granted under the 2003 Plan in 2022, 2021 and 2020. During 2021 and 2020, the Company issued 3,785 and 285,087 shares of common stock, respectively, in conjunction with exercises of stock options granted under the 2003 Plan. The Company received cash proceeds from the exercise of these stock options of $4,239 and $319,297 during 2021 and 2020, respectively. Total intrinsic value of the options exercised during the years ended December 31, 2021 and 2020 was $8,668 and $921,168, respectively. There were no options exercised under the 2003 Plan in 2022.

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

Authorized Shares

The maximum number of shares of common stock that may be issued under the 2013 Plan was 1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited to or repurchased by the Company. In May 2022, the 2013 Plan was amended to increase the existing share reserve by 2,619,622 shares, and provide that, beginning on January 1, 2023 and ending on (and including) January 1, 2029, the maximum number of shares of common stock that may be issued under the 2013 Plan will cumulatively be increased by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the board of directors or the compensation committee thereof. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000. As of December 31, 2022, the total number of shares reserved for issuance under the 2013 Plan was 9,506,767 shares, of which 1,976,154 shares were available for future grants.

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

Stock Options

A summary of the Company’s stock option activity under the 2013 Plan for the year ended December 31, 2022 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2021	5,655,457	$8.30	6.0
Options granted	2,020,800	1.06
Options forfeited	(901,465)	6.56
Outstanding as of December 31, 2022	6,774,792	6.37	6.1	$3,506
Vested or expected to vest as of December 31, 2022	6,585,192	6.52	6.0	3,142
Exercisable as of December 31, 2022	4,449,925	8.72	4.7	37

As of December 31, 2022, there was $2,589,179 of total unrecognized compensation expense related to unvested options that will be recognized over a weighted-average period of approximately 2.0 years. The total fair value of options that vested in the years ended December 31, 2022, 2021 and 2020 was $3,306,412, $5,936,641 and $7,347,548, respectively. There were no options exercised under the 2013 Plan during the years ended December 31, 2022, 2021 or 2020.

In January 2022, the Company granted stock options to purchase an aggregate of 189,600 shares to certain employees under the 2013 Plan that are subject to performance vesting conditions. The shares will vest upon achievement of milestones as follows: (i) one-half of the shares will vest upon FDA approval of uproleselan for patients with relapsed/refractory acute myeloid leukemia and (ii) one-half of the shares will vest upon the first commercial sale of uproleselan in the United States or abroad. The maximum fair value of $151,680 associated with the performance-based options granted in January 2022 is excluded from the unrecognized compensation expense under the 2013 Plan as the achievement of the performance milestones was not deemed to be probable as of December 31, 2022. The Company will reevaluate at the end of each reporting period the probability that the performance conditions will be achieved and will record any adjustments to the compensation cost at that time.

Restricted Stock Units (RSUs)

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In January 2021, the Company awarded RSUs under the 2013 Plan to all of its employees. The RSUs granted vest over four years in equal installments on each anniversary of the grant date. Compensation expense is recognized on a straight-line basis. As of December 31, 2022, there was $534,083 of total unrecognized compensation expense associated with these RSU grants that will be recognized over a weighted-average period of approximately 2.1 years.

The following is a summary of RSU activity for the 2013 Plan for the year ended December 31, 2022:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2021	345,600	$3.70
Forfeited	(30,765)	3.81
Vested	(110,050)	3.45
Unvested at December 31, 2022	204,785	3.81

Inducement Plan

In January 2020, the Company’s board of directors adopted the GlycoMimetics, Inc. Inducement Plan (the Inducement Plan). The Inducement Plan provides for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other forms of stock awards to individuals not previously an employee or director of the Company as an inducement for such individuals to join the Company. Unless otherwise stated in an applicable stock option agreement, one-fourth of the shares subject to an option grant under the Inducement Plan will typically vest upon the first anniversary of the vesting start date, with the balance of the shares vesting in a series of thirty-six successive equal monthly installments as of the first day of each month measured from the first anniversary of the vesting start date, subject to the new employee’s continued service with the Company through the applicable vesting dates. Upon termination of employment by reasons other than death, cause or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant. There were 500,000 shares of common stock reserved under the Inducement Plan at its adoption date. In August 2021, the Company’s board of directors adopted an amendment to the Inducement Plan to increase the number of shares reserved to 2,000,000 shares, and in January 2022 the Company’s board of directors adopted an amendment to the Inducement Plan to further increase the number of shares reserved to 3,000,000 shares. As of December 31, 2022, there were 656,383 shares available for future grants under the Inducement Plan.

A summary of the Company’s stock option activity under the Inducement Plan for the year ended December 31, 2022 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2021	1,813,600	$2.08	9.6
Options granted	535,000	0.98
Options forfeited	(15,075)	3.67
Outstanding as of December 31, 2022	2,333,525	1.82	8.7	$2,867
Vested or expected to vest as of December 31, 2022	1,749,325	1.76	8.8	2,249
Exercisable as of December 31, 2022	425,104	2.13	8.5	402

As of December 31, 2022, there was $1,473,466 of total unrecognized compensation expense related to unvested options under the Inducement Plan that will be recognized over a weighted-average period of approximately 2.7 years. The total fair value of options that vested in the years ended December 31, 2022 and 2021 was $604,440 and $73,334, respectively. During the year ended December 31, 2021, the Company received cash of $20,790 and issued 10,092 shares of common stock in conjunction with exercises of stock options granted under the Inducement Plan. The intrinsic value of the options exercised for the year ended December 31, 2021 was $1,944. There were no options exercised under the Inducement Plan during the years ended December 31, 2022 or 2020.

During the years ended December 31, 2022 and 2021, the Company granted stock options to purchase an aggregate of 584,200 shares to certain newly hired employees under the Inducement Plan which options were subject to the same performance vesting conditions described above with respect to the stock options granted in January 2022 under the 2013 Plan. The maximum fair value of $825,353 associated with the performance-based options is excluded from the unrecognized compensation expense under the Inducement Plan as the achievement of the performance milestones was not deemed to be probable as of December 31, 2022. The Company will reevaluate at the end of each reporting period the probability that the performance conditions will be achieved and will record any adjustments to the compensation cost at that time.

The weighted-average fair value of the options granted under all equity incentive plans during the years ended December 31, 2022, 2021 and 2020 was $0.76, $1.85 and $3.17 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	2022	2021	2020
Expected term	6.25 years	6.25 years	6.25 years
Expected volatility	84.66%	84.19%	84.40%
Risk-free interest rate	1.90%	0.78%	1.41%
Expected dividend yield	0%	0%	0%

Total stock-based compensation expense associated with stock options and RSUs was classified as follows on the statement of operations for the years ended December 31:

	2022	2021	2020
Research and development expense	$1,059,591	$2,214,848	$2,946,952
General and administrative expense	2,797,989	3,872,438	3,954,806
Total stock-based compensation expense	$3,857,580	$6,087,286	$6,901,758

9. Income Taxes

The components of the gross deferred tax asset and related valuation allowance at December 31 were as follows:

	2022	2021
Deferred income tax assets:
Net operating loss carryforward	$82,784,742	$79,788,146
Research and orphan drug credits	51,184,585	47,976,370
Capitalized research costs	7,125,276	—
Capitalized start-up costs	726,724	920,516
Patent amortization	58,010	73,480
Stock-based compensation	7,247,715	7,102,947
Accrued bonus	733,235	592,260
Operating lease liabilities	252,777	528,340
Other	210,237	209,580
Gross deferred income tax assets	150,323,301	137,191,639
Valuation allowance	(149,972,514)	(136,613,829)
Net deferred income tax assets	350,787	577,810

Deferred income tax liabilities:
Operating lease right-of-use assets	(206,704)	(433,727)
Property and equipment	(144,083)	(144,083)
Gross deferred income tax liabilities	(350,787)	(577,810)
Net deferred income tax asset/(liability)	$—	$—

Based on the Company’s operating history and management’s expectation regarding future profitability, management believes the Company’s deferred tax assets will not be realizable under ASC 740, Income Taxes. Accordingly, a full valuation allowance was established as of December 31, 2022 and 2021.

Effective for tax years beginning on or after January 1, 2022, pursuant to the Tax Cuts and Jobs Act of 2017, companies are required to capitalize and amortize Internal Revenue Code Section 174 research and experimental expenses paid or incurred over 5 years for research and development performed in the United States and 15 years for research and development performed outside of the United States. As a result of the Internal Revenue Code Section 174 research and experimental expense capitalization, the Company recognized a deferred tax asset for the future tax benefit of the amortization deductions with an offsetting increase in the valuation allowance on deferred tax assets.

As of December 31, 2022, the Company had $300.8 million of U.S. Federal and state net operating losses, $10.6 million of research and development tax credits and $40.6 million of orphan drug tax credits available to carry forward. A portion of the net operating loss carryforwards will begin to expire in 2026, the research and development tax credits in 2023 and the orphan drug tax credit in 2033. Under current federal income tax laws, federal net operating losses incurred in 2018 and in future years may be carried forward, indefinitely, but the deductibility of such federal net operating losses is limited.

The Company’s tax attributes, including net operating losses and credits, are subject to any ownership changes as defined under Internal Revenue Code Sections 382 and 383. A change in ownership could affect the Company’s ability to utilize its net operating losses and credits. As of December 31, 2022, the Company does not believe that an ownership change has occurred. Any future ownership changes may cause a limitation on the Company’s ability to utilize existing tax attributes.

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

The Company did not have unrecognized tax benefits as of December 31, 2022 and 2021, and does not anticipate this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Reconciliations between the statutory federal income tax rate and the effective income tax rate of income tax expense is as follows as of December 31:

	2022	2021	2020
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes	6.1	5.9	5.7
Research credit	0.6	0.9	0.7
Orphan drug credit	4.8	6.6	9.8
Other	(3.9)	(0.3)	0.4
Change in valuation allowance	(28.6)	(34.1)	(37.6)
Provision for income taxes	—%	—%	—%

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

In June 2020, the Company and Apollomics entered into a clinical supply agreement pursuant to which the Company will manufacture and supply the Products at agreed upon prices. Apollomics has the option to begin manufacture of the Products after appropriate material transfer requirements are met. During the year ended December 30, 2021, the Company recognized $1.1 million as revenue from the sale of clinical supplies to Apollomics. There were no sales of clinical supplies under the Agreement for the year ended December 31, 2022.

The Company evaluated the Agreement under the provisions of ASC 606 and identified two performance obligations under this revenue arrangement: the (i) delivery of functional licenses and (ii) manufacture and supply of the Products. The initial transaction price consists of a $9.0 million non-refundable up-front payment which was allocated to the delivered functional licenses and recognized in full as revenue in the first quarter of 2020 given that the performance obligation was satisfied upon inception. The Agreement contains various forms of variable consideration, including (i) up to $75.0 million in development milestones based on achievement of certain clinical and regulatory events, (ii) up to $105.0 million of sales-based commercial milestones based on achievement of certain annual net sales targets, (iii) sales-based royalties at specified percentages of net sales ranging from the high single digits to 15%, and (iv) manufacture and supply of clinical and commercial Products. The Company has fully constrained the development milestone consideration using the most likely amount method and will recognize that revenue when it is probable that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. In September 2020, the Company received a non-refundable $1.0 million development milestone payment upon acceptance by Chinese regulatory authorities of a Phase 3 bridging study design to support registration in China. The Company recognized this $1.0 million payment as revenue in the quarter ended September 30, 2020. The Company did not recognize any milestone revenue under the Agreement for the years ended December 31, 2022 and 2021.

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

11. Employee Benefit Plan

The Company has a defined contribution plan under the Internal Revenue Code Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. For the years ended December 31, 2022, 2021 and 2020, the Company matched 50% up to the first 6% of employee contributions. All matching contributions have been paid by the Company. The Company’s matching contributions vest in full immediately. The total Company matching contributions were approximately $254,000, $270,000 and $252,000 for the years ended December 31, 2022, 2021 and 2020, respectively.