Form 10-Q
period 2023-03-31
GLYCOMIMETICS INC
filed 2023-05-03
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on May 1, 2023 was 64,245,674.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLYCOMIMETICS, INC.

Balance Sheets

	March 31,	December 31,
	2023	2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$65,002,342	$47,870,619
Prepaid expenses and other current assets	3,084,189	2,844,086
Total current assets	68,086,531	50,714,705
Property and equipment, net	200,747	242,390
Prepaid research and development expenses	50,000	50,000
Deposits	52,320	52,320
Operating lease right-of-use asset	532,056	751,174
Total assets	$68,921,654	$51,810,589
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$480,151	$970,191
Accrued expenses	5,608,323	6,992,006
Lease liabilities	651,734	918,555
Total current liabilities	6,740,208	8,880,752
Total liabilities	6,740,208	8,880,752
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 64,245,224 shares issued and outstanding at March 31, 2023; 54,377,798 shares issued and outstanding at December 31, 2022	64,245	54,378
Additional paid-in capital	492,062,343	462,461,251
Accumulated deficit	(429,945,142)	(419,585,792)
Total stockholders’ equity	62,181,446	42,929,837
Total liabilities and stockholders’ equity	$68,921,654	$51,810,589

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2023	2022

Costs and expenses:
Research and development expense	$5,418,706	$9,603,922
General and administrative expense	5,522,312	5,056,188
Total costs and expenses	10,941,018	14,660,110
Loss from operations	(10,941,018)	(14,660,110)
Interest income	581,668	7,069
Net loss and comprehensive loss	$(10,359,350)	$(14,653,041)
Basic and diluted net loss per common share	$(0.17)	$(0.28)
Basic and diluted weighted-average number of common shares outstanding	60,350,127	52,331,391

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	54,377,798	$54,378	$462,461,251	$(419,585,792)	$42,929,837
Issuance of common stock, net of issuance costs	9,822,930	9,823	28,697,188	—	28,707,011
Exercise of options and vesting of restricted stock units	44,496	44	33,724	—	33,768
Stock-based compensation	—	—	870,180	—	870,180
Net loss	—	—	—	(10,359,350)	(10,359,350)
Balance at March 31, 2023	64,245,224	$64,245	$492,062,343	$(429,945,142)	$62,181,446

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	52,313,894	$52,314	$454,448,327	$(372,896,990)	$81,603,651
Vesting of restricted stock units	78,550	78	(78)	—	—
Stock-based compensation	—	—	1,080,642	—	1,080,642
Net loss	—	—	—	(14,653,041)	(14,653,041)
Balance at March 31, 2022	52,392,444	$52,392	$455,528,891	$(387,550,031)	$68,031,252

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(10,359,350)	$(14,653,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43,839	59,308
Non-cash lease expense	219,119	198,814
Stock-based compensation	870,180	1,080,642
Changes in assets and liabilities:
Prepaid expenses and other current assets	(240,103)	(413,588)
Prepaid research and development expenses	—	(660,800)
Accounts payable	(490,040)	168,558
Accrued expenses	(1,383,683)	761,658
Lease liabilities	(266,821)	(239,694)
Net cash used in operating activities	(11,606,859)	(13,698,143)

Investing activities
Purchases of property and equipment	(2,197)	(40,521)
Net cash used in investing activities	(2,197)	(40,521)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	28,707,011	—
Proceeds from exercise of stock options	33,768	—
Net cash provided by financing activities	28,740,779	—
Net change in cash and cash equivalents	17,131,723	(13,738,664)
Cash and cash equivalents, beginning of period	47,870,619	90,254,890
Cash and cash equivalents, end of period	$65,002,342	$76,516,226

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

The Company’s executive personnel have devoted substantially all of their time to date to the planning and organization of the Company, the process of hiring scientists, initiating research and development programs and securing adequate capital for anticipated growth and operations. The Company has not commercialized any of its drug candidates and planned commercial operations have not commenced. The Company has incurred significant losses in the development of its drug candidates. The Company has not generated revenues from product sales. As a result, the Company has consistently reported negative cash flows from operating activities and net losses, had an accumulated deficit of $429.9 million at March 31, 2023 and expects to continue incurring losses for the foreseeable future.

The Company believes that its existing cash and cash equivalents as of March 31, 2023 will be sufficient to fund the Company’s operations for at least 12 months from the issuance of these financial statements. Management intends to fund future operations through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources, the securing of which cannot be assured.

2. Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the United States Securities and Exchange Commission (the SEC) on March 29, 2023 (the Form 10-K).

Basis of Accounting

The accompanying unaudited financial statements were prepared based on the accrual method of accounting in accordance with U.S. generally accepted accounting principles (GAAP).

Unaudited Financial Statements

The accompanying balance sheet as of March 31, 2023, statements of operations and comprehensive loss and stockholders’ equity for the three months ended March 31, 2023 and 2022 and statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2022 contained in the Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2023, its results of operations and changes in its stockholders’ equity for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022. The December 31, 2022 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2023 and 2022 are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of March 31, 2023 and December 31, 2022. The carrying value of cash held in money market funds of $63.0 million and $45.9 million as of March 31, 2023 and December 31, 2022, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs). The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three months ended March 31, 2023 and 2022.

Concentration of Credit Risk

Credit risk represents the risk that the Company would incur a loss if counterparties failed to perform pursuant to the terms of their agreements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash balances with financial institutions in federally insured accounts and has cash balances in excess of the insurance limits. Cash equivalents consist of investment in United States government money market funds with major financial institutions. These deposits and funds may be redeemed upon demand and the Company does not anticipate any losses on such balances. The Company has not experienced any losses to date and believes that it is not exposed to any significant credit risk on cash and cash equivalents.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average common shares outstanding, as they would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options and RSUs	11,420,012	9,789,833

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three months ended March 31, 2023 and 2022, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted

There have been no new accounting pronouncements that have significance, or potential significance, to the Company’s unaudited financial statements for the quarter ended March 31, 2023.

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	March 31,	December 31,
	2023	2022
Prepaid research and development expenses	$2,290,997	$2,300,209
Other prepaid expenses	559,078	399,861
Other receivables	234,114	144,016
Prepaid expenses and other current assets	$3,084,189	$2,844,086

4. Property and Equipment

Property and equipment, net consists of the following:

	March 31,	December 31,
	2023	2022
Furniture and fixtures	$342,203	$342,203
Laboratory equipment	1,343,081	1,343,081
Office equipment	17,762	17,762
Computer equipment	312,022	309,826
Leasehold improvements	616,133	616,133
Property and equipment	2,631,201	2,629,005
Less accumulated depreciation	(2,430,454)	(2,386,615)
Property and equipment, net	$200,747	$242,390

Depreciation expense was $43,839 and $59,308 for the three months ended March 31, 2023 and 2022, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	March 31,	December 31,
	2023	2022
Accrued research and development expenses	$2,890,743	$3,484,742
Accrued bonuses	1,099,682	2,664,613
Accrued consulting and other professional fees	658,765	499,592
Accrued employee benefits	903,943	300,653
Other accrued expenses	55,190	42,406
Accrued expenses	$5,608,323	$6,992,006

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

In March 2016, the Company amended the Lease (the Lease Amendment) to lease additional space as of June 1, 2016. In May 2016, the Company also paid a security deposit of $52,320 to be held until the expiration or termination of the Company’s obligations under the Lease. The term of the Lease Amendment for the additional space continues through October 31, 2023, the same date as for the premises originally leased under the Lease. Subsequent to March 31, 2023, the lease was amended to extend the term with respect to a portion of the premises (see Note 10).

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

As of March 31, 2023, the weighted-average remaining lease term was 0.6 years. There were no additional operating leases entered into during the three months ended March 31, 2023.

The components of lease expense and related cash flows were as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$231,989	$231,989
Variable lease cost	183,274	151,132
Total operating lease cost	$415,263	$383,121

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$279,692	$272,870

Maturities of lease liability due under these lease agreements as of March 31, 2023 were as follows:

Operating Lease
Obligation
April 1, 2023 - December 31, 2023	$661,150
Thereafter	—
Total	661,150
Present value adjustment	(9,416)
Present value of lease payments	$651,734

7. Stockholders’ Equity

At-The-Market Sales Facility

In March 2022, the Company filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. On April 28, 2022, the Company terminated an at-the-market sales agreement previously entered into with Cowen and Company, LLC (Cowen) in 2020 and entered into a new at-the-market sales agreement (the 2022 Sales Agreement) with Cowen. Under the 2022 Sales Agreement, the Company may sell up to $100.0 million worth of shares of common stock. During the year ended December 31, 2022, the Company issued and sold 1,953,854 shares of common stock under the 2022 Sales Agreement at a weighted average price per share of $2.22, for aggregate net proceeds of $4.2 million, after deducting commissions and offering expenses.

During the quarter ended March 31, 2023, the Company issued and sold 9,822,930 shares of common stock under the 2022 Sales Agreement at a weighted average price per share of $3.01, for aggregate net proceeds of $28.7 million, after deducting commissions and offering expenses. As of March 31, 2023, approximately $66.0 million remained available to be sold under the terms of the 2022 Sales Agreement.

2013 Equity Incentive Plan

The Company’s board of directors adopted, and its stockholders approved, its 2013 Equity Incentive Plan (the 2013 Plan) effective on January 9, 2014. In April 2022, the Company’s board of directors approved an amendment and restatement of the 2013 Plan, which was approved by the Company’s stockholders at the Company’s annual meeting of stockholders held in May 2022 (as so amended, the Amended 2013 Plan).

The Amended 2013 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock awards, RSU awards, stock appreciation rights, performance stock awards and other forms of stock compensation to its employees, including officers, consultants and directors. The Amended 2013 Plan also provides for the grant of performance cash awards to the Company’s employees, consultants and directors. Unless otherwise stated in a stock option agreement, 25% of the shares subject to an option grant will typically vest upon the first anniversary of the vesting start date, with the balance of the shares vesting in a series of thirty-six successive equal monthly installments as of the first day of each month measured from the first anniversary of the vesting start date. Upon termination of employment by reasons other than death, cause, or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant.

Authorized Shares

The maximum number of shares of common stock that initially could be issued under the 2013 Plan was 1,000,000 shares, plus any shares subject to stock options or similar awards granted under the Company’s prior 2003 Equity Incentive Plan that expired or terminated without having been exercised in full or were forfeited or repurchased by the Company. The number of shares of common stock reserved for issuance under the 2013 Plan automatically increased on January 1 of each year, through January 1, 2022, by 3% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. As of March 31, 2022, the total number of shares reserved for issuance under the 2013 Plan was 9,506,767 shares, of which 1,345,998 shares were available for future grants.

Following the approval of the Amended 2013 Plan by the Company’s stockholders, the share reserve under the Amended 2013 Plan was increased by 2,619,622 shares, and beginning on January 1, 2023 and ending on (and including) January 1, 2029, the maximum number of shares of common stock that may be issued under the Amended 2013 Plan will cumulatively be increased by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the board of directors or the compensation committee thereof. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the Amended 2013 Plan is 20,000,000 shares. As of March 31, 2023, the total number of shares reserved for issuance under the Amended 2013 Plan was 11,681,878 shares, of which 2,206,376 shares were available for future grants.

Shares issued under the Amended 2013 Plan may be authorized but unissued or reacquired shares of common stock. Shares subject to stock awards granted under the Amended 2013 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the Amended 2013 Plan. Additionally, shares issued pursuant to stock awards under the Amended 2013 Plan that the Company repurchases or that are forfeited, as well as shares reacquired by the Company as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the Amended 2013 Plan.

A summary of the Company’s stock option activity under the Amended 2013 Plan for the three months ended March 31, 2023 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2022	6,774,792	$6.37	4.7
Options granted	2,206,050	2.61
Options exercised	(16,800)	2.01
Options forfeited	(246,131)	2.25
Outstanding as of March 31, 2023	8,717,911	5.54	6.6	$336
Vested or expected to vest as of March 31, 2023	8,576,011	5.62	6.5	315
Exercisable as of March 31, 2023	4,928,465	8.05	4.5	58

As of March 31, 2023, there was $6,064,322 of total unrecognized compensation expense related to unvested options under the Amended 2013 Plan that will be recognized over a weighted-average period of approximately 3.2 years. Total intrinsic value of the options exercised during the three months ended March 31, 2023 was $23,760 and total cash received for options exercised was $33,768. There were no options exercised under the Amended 2013 Plan during the three months ended March 31, 2022. The total fair value of stock options which vested in the three months ended March 31, 2023 and 2022 was $704,311 and $1,263,094, respectively.

In January 2022, the Company granted stock options to purchase an aggregate of 141,900 shares to certain employees under the 2013 Plan which were subject to performance vesting conditions. The shares will vest upon achievement of milestones as follows: (i) one-half of the shares will vest upon FDA approval of uproleselan for patients with relapsed/refractory acute myeloid leukemia and (ii) one-half of the shares will vest upon the first commercial sale of uproleselan in the United States or abroad. The maximum fair value of $113,520 associated with the performance-based options granted in January 2022 is excluded from the unrecognized compensation expense under the 2013 Plan as the completion of the performance milestones was not probable as of March 31, 2023. The Company will reevaluate at the end of each reporting period the probability that the performance conditions will be achieved and will record any adjustments to the compensation cost at that time.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In

January 2021, the Company awarded RSUs under the 2013 Plan to all of its employees. The RSUs granted vest over four years in equal installments on each anniversary of the grant date, provided that the employee remains employed by the Company at the applicable vesting date. Compensation expense is recognized on a straight-line basis. As of March 31, 2023, there was $418,961 of total unrecognized compensation expense associated with outstanding RSU grants that will be recognized over a weighted-average period of approximately 1.8 years.

The following is a summary of RSU activity under the Amended 2013 Plan for the three months ended March 31, 2023:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2022	204,785	$3.81
Forfeited	(15,030)	3.81
Vested	(68,054)	3.81
Unvested at March 31, 2023	121,701	3.81

Inducement Plan

The Company’s board of directors previously adopted the GlycoMimetics, Inc. Inducement Plan (as amended to date, the Inducement Plan). The Inducement Plan provides for the grant of nonstatutory stock options, restricted stock awards, RSU awards, stock appreciation rights and other forms of stock awards to individuals not previously an employee or director of the Company as an inducement for such individuals to join the Company. Unless otherwise stated in an applicable stock option agreement, one-fourth of the shares subject to an option grant under the Inducement Plan will typically vest upon the first anniversary of the vesting start date, with the balance of the shares vesting in a series of thirty-six successive equal monthly installments as of the first day of each month measured from the first anniversary of the vesting start date, subject to the new employee’s continued service with the Company through the applicable vesting dates. Upon termination of employment by reasons other than death, cause or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant. The Inducement Plan was amended by the board of directors on multiple occasions to increase the number of shares reserved for issuance to 3,000,000 shares as of March 31, 2023. As of March 31, 2023, there were 409,508 shares available for future grants under the Inducement Plan.

A summary of the Company’s stock option activity under the Inducement Plan for the three months ended March 31, 2023 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2022	2,333,525	$1.82	8.5
Options granted	250,000	3.25
Options forfeited	(3,125)	3.58
Outstanding as of March 31, 2023	2,580,400	1.95	7.7	$149
Vested or expected to vest as of March 31, 2023	1,996,200	1.95	7.5	142
Exercisable as of March 31, 2023	579,033	1.98	8.4	10

As of March 31, 2023, there was $1,935,838 of total unrecognized compensation expense related to unvested options under the Inducement Plan that will be recognized over a weighted-average period of approximately 2.9 years. The total fair value of stock options which vested in the three months ended March 31, 2023 and 2022 was $181,032 and $10,667, respectively. There were no options exercised under the Inducement Plan during the three months ended March 31, 2023 and 2022.

During the years ended December 31, 2022 and 2021, the Company granted stock options to purchase an aggregate of 584,200 shares to certain newly hired employees under the Inducement Plan which options were subject to the same performance vesting conditions described above with respect to the stock options granted in January 2022 under the 2013 Plan. The maximum fair value of $825,353 associated with the performance-based options is excluded from the unrecognized compensation expense under the Inducement Plan as the completion of the performance milestones were not probable as of March 31, 2023. The Company will reevaluate at the end of each reporting period the probability that the performance conditions will be achieved and will record any adjustments to the compensation cost at that time.

The weighted-average fair value of the options granted under all equity incentive plans during the three months ended March 31, 2023 and 2022 was $2.04 per share and $0.80 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term	6.25 years	6.25 years
Expected volatility	79.56%	84.51%
Risk-free interest rate	3.52%	1.66%
Expected dividend yield	0%	0%

Stock-based compensation expense was classified on the statements of operations as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Research and development expense	$237,931	$318,825
General and administrative expense	632,249	761,817
Total stock-based compensation expense	$870,180	$1,080,642

8. Income Taxes

The Company did not record any tax provision or benefit for the three months ended March 31, 2023 and 2022. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at March 31, 2023 and December 31, 2022.

9. License and Collaboration Agreements

Apollomics

In 2020, the Company entered into a collaboration and license agreement (the Agreement) with Apollomics (Hong Kong), Limited (Apollomics) for the development, manufacture and commercialization of products derived from two of the Company’s compounds, GMI-1271 and GMI-1687 (the Products) for therapeutic and prophylactic uses (the Field) in China, Taiwan, Hong Kong and Macau (the Territory). Under the terms of the Agreement, the Company granted Apollomics:

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

In 2020, the Company and Apollomics also entered into a clinical supply agreement pursuant to which the Company will manufacture and supply the Products at agreed upon prices. Apollomics has the option to begin manufacture of the Products after appropriate material transfer requirements are met. The Company did not recognize revenue under the clinical supplies agreement during the three months ended March 31, 2023 and 2022.

The Company evaluated the Agreement under the provisions of ASC 606 and identified two performance obligations under this revenue arrangement: the (i) delivery of functional licenses and (ii) manufacture and supply of the Products. The initial transaction price consists of a $9.0 million non-refundable up-front payment which was allocated to the delivered functional licenses and recognized in full as revenue in 2020 given that the performance obligation was satisfied upon inception. The Agreement contains various forms of variable consideration, including (i) up to $75.0 million in development milestones based on achievement of certain clinical and regulatory events, (ii) up to $105.0 million of sales-based commercial milestones based on achievement of certain annual net sales targets, (iii) sales-based royalties at specified percentages of net sales ranging from the high single digits to 15%, and (iv) manufacture and supply of clinical and commercial Products. The Company has fully constrained the development milestone consideration using the most likely amount method and will recognize that revenue when it is probable that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. In 2020, the Company received a non-refundable $1.0 million development milestone payment upon acceptance by Chinese regulatory authorities of a Phase 3 bridging study design to support registration in China and recognized this $1.0 million payment as revenue at that time. The Company did not recognize any milestone revenue under the Agreement for the three months ended March 31, 2023 and 2022.

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

10. Subsequent Events

In April 2023, the Company and its landlord entered into an amendment to its Lease (see Note 6). Pursuant to the amendment, the Company and the landlord agreed that the term for the leased “9708 premises,” consisting of approximately 30,000 square feet, would be extended for the period from November 1, 2023 to January 31, 2025, with a three percent annual increase in base rent effective on November 1, 2023 and November 1, 2024. The amendment results in an additional $1.0 million in rent obligations. The Company’s lease of the “9712 premises,” consisting of approximately 12,000 square feet, will terminate on October 31, 2023.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K filed with the SEC on March 29, 2023.

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

In September 2022, we submitted a request to the FDA to amend the protocol for the trial to conduct an interim analysis and have the findings reviewed by the trial’s Independent Data Monitoring Committee, or IDMC, as blinded pooled survival data showed patients living longer than expected based on the historical benchmarks used to design the study. The statistical plan agreed to with the FDA was for the IDMC to review efficacy and safety data at 80% of survival events, which was reached at the end of 2022. When designing the interim analysis, we amended the protocol to create the opportunity to achieve unblinding at approximately 80% of survival events while maintaining the statistical integrity of the final analysis should the DMC recommend the study continue to the final overall events trigger. The interim analysis plan required a high statistical threshold to be met for the IDMC to recommend unblinding, reserving approximately 95% of the study’s statistical power for the final analysis.

In February 2023,the IDMC reviewed the interim utility analysis and recommended that the pivotal Phase 3 clinical trial continue to the originally planned final overall survival events trigger. Based on current projections, we anticipate reaching the overall survival events trigger within the first half of 2024, with top line data disclosure soon thereafter. As we continue the trial during 2023, we will continue our preparation for a potential filing of an NDA with the FDA.

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

Since inception, we have incurred significant operating losses. We had an accumulated deficit of $429.9 million as of March 31, 2023 and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase as we:

●	initiate, conduct and complete our ongoing and planned clinical trials of uproleselan, including fulfilling our funding and supply commitments related to the ongoing clinical trials of uproleselan;
●	conduct NDA-enabling activities related to manufacture, toxicology and clinical pharmacology for our product candidates;
●	manufacture additional uproleselan drug supplies for validation and prepare for commercialization;
●	seek regulatory approvals for uproleselan or any other drug candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize uproleselan or any other drug candidates for which we may obtain regulatory approval;
●	maintain, expand and protect our intellectual property portfolio;
●	maintain sufficient levels of insurance, including product liability and directors, officers and corporate liability insurance policies; and
●	add personnel to support our drug development and potential future commercialization efforts.

To fund further operations, we will need to raise capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, potentially including the use of our at-the-market sales facility with Cowen, through collaborations or partnerships with other companies or through the sale of potential royalty streams from a drug candidate. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents will be sufficient to fund our operations into late fourth quarter of 2024 without giving effect to potential business development opportunities, such as upfront or milestone payments under license and collaboration agreements, or additional financing activities including the potential sale of common stock under our at-the-market sales facility or otherwise. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Impact of COVID-19 on Our Business

We continue to monitor developments associated with the COVID-19 pandemic. To date, we have experienced only minor disruptions from the pandemic, including a brief delay in patient enrollment in our Phase 3 clinical trial of uproleselan which subsequently completed enrollment in November 2021. The safety, health and well-being of all patients, medical staff and our internal and external teams is paramount and is our primary focus. As the pandemic evolves, we are aware that the potential exists for further disruptions to our projected timelines. We are in close communication with our clinical and manufacturing teams and key vendors and are prepared to take action should the pandemic worsen and impact our business in the future. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of any impacts the pandemic may have on our business, operations, financial position and our clinical and regulatory activities.

Our Collaboration and License Agreements

Apollomics

In 2020, we entered into an exclusive collaboration and license agreement with Apollomics (Hong Kong) Limited, or Apollomics, for the development and commercialization of uproleselan and GMI-1687 in Mainland China, Hong Kong, Macau and Taiwan, also known as Greater China. Under the terms of the agreement, Apollomics will be responsible for clinical development and commercialization in Greater China. We will also collaborate with Apollomics to advance the preclinical and clinical development of GMI-1687. We received an upfront cash payment of $9.0 million and in 2020 also received a $1.0 million development milestone payment. There were no milestone payments from Apollomics during the quarters ended March 31, 2023 or 2022. Subject to the terms of the agreement, we will be eligible to receive potential further milestone payments totaling approximately $179.0 million, as well as tiered royalties ranging from the high single digits to 15%, as a percentage of net sales. Apollomics will be responsible for all costs related to development, regulatory approvals, and commercialization activities for uproleselan and GMI-1687 in Greater China, and we and Apollomics expect to enter into clinical and commercial supply agreements with respect to our provision of uproleselan and GMI-1687 to Apollomics. We retain all rights for both compounds in the rest of the world.

In 2020, the China National Medical Products Administration, or NMPA, Center for Drug Evaluation, or CDE, granted IND approval for uproleselan (also known as APL-106), enabling the initiation of a Phase 1 pharmacokinetics and tolerability study and a planned Phase 3 bridging study of APL-106 in combination with chemotherapy in relapsed/refractory AML. In 2021, APL-106 was granted Breakthrough Therapy Designation from the China NMPA CDE for the treatment of relapsed/refractory AML. In 2021, Apollomics enrolled the first patient in the Phase 1 study and enrolled the first patient in the Phase 3 portion of the trial later in 2021.

In 2020, we also entered into a clinical supply agreement with Apollomics under which we will manufacture and supply uproleselan product to Apollomics at agreed upon prices. Apollomics has the option to begin manufacture after appropriate material transfer requirements are met. During the year ended December 31, 2021, we recognized $1.1 million in revenue from the sale of clinical supplies to Apollomics under the clinical supply agreement. There were no sales of clinical supplies to Apollomics during the quarters ended March 31, 2023 or 2022.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may materially differ from our estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our financial statements prospectively from the date of the change in estimate.

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies and estimates, please see the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. There have not been any material changes to our critical accounting policies and estimates since December 31, 2022.

Components of Operating Results

Revenue

To date, we have not generated any revenue from the sale of our drug candidates and do not expect to generate any revenue from the sale of drugs in the near future. Substantially all of our historical revenue consisted of upfront and milestone payments under license and collaboration agreements.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, facilities expenses, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, fees paid to CROs and other consultants and other outside expenses. Other preclinical research and platform programs include activities related to exploratory efforts, target validation, lead optimization for our earlier programs and our proprietary glycomimetics platform. Our research and development expenses have related primarily to the development of uproleselan and our other drug candidates.

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

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following table sets forth our results of operations:

	Three Months Ended March 31,		Net Change
(dollars in thousands)	2023	2022
Costs and expenses:
Research and development expense	$5,419	$9,604	$(4,185)	(44)%
General and administrative expense	5,522	5,056	466	9%
Total costs and expenses	10,941	14,660	(3,719)	(25)%
Loss from operations	(10,941)	(14,660)	3,719	25%
Interest income	582	7	575	8,214%
Net loss and comprehensive loss	$(10,359)	$(14,653)	$4,294	29%

Research and Development Expense

The following table summarizes our research and development expense by functional area for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Net Change
(dollars in thousands)	2023	2022
Clinical development	$1,376	$3,016	$(1,640)	(54)%
Manufacturing and formulation	454	2,942	(2,488)	(85)%
Contract research services, consulting and other costs	641	389	252	65%
Laboratory costs	427	499	(72)	(14)%
Personnel-related	2,283	2,439	(156)	(6)%
Stock-based compensation	238	319	(81)	(25)%
Research and development expense	$5,419	$9,604	$(4,185)	(44)%

The following table summarizes our research and development expense by drug candidate for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Net Change
(dollars in thousands)	2023	2022
Uproleselan	$2,272	$5,286	$(3,014)	(57)%
GMI-1687	35	812	(777)	(96)%
Other research and development	591	748	(157)	(21)%
Personnel-related and stock-based compensation	2,521	2,758	(237)	(9)%
Research and development expense	$5,419	$9,604	$(4,185)	(44)%

Our research and development expense for the three months ended March 31, 2023 decreased by $4.2 million compared to the same period ended March 31, 2022 primarily due to:

●	decreased clinical development costs related to uproleselan as patient enrollment ended in our Phase 3 clinical trial; and

●	decreased manufacturing and formulation costs related to uproleselan validation batches.

General and Administrative Expense

The following table summarizes the components of our general and administrative expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Net Change
(dollars in thousands)	2023	2022
Personnel-related	$2,151	$1,994	$157	8%
Stock-based compensation	632	762	(130)	(17)%
Legal, consulting and other professional expenses	2,453	2,105	348	17%
Other	286	195	91	47%
General and administrative expense	$5,522	$5,056	$466	9%

General and administrative expenses increased by $466,000 for the three months ended March 31, 2023 as compared to the same period in 2022. The increase was primarily due to higher personnel-related expenses as we continue to build our commercial operations with the hiring of a Vice President, Commercial Operations. In addition, our professional fees have increased with higher commercial readiness expenses for uproleselan and legal fees in the first quarter of 2023 as compared to 2022.

Interest Income

During the three months ended March 31, 2023 interest income increased by $575,000 due to higher interest rates on invested balances in the first quarter of 2023 as compared to 2022.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations primarily through public offerings and private placements of our capital stock, including through our at-the-market sales facility with Cowen. As of March 31, 2023, we had $65.0 million in cash and cash equivalents.

In 2020, we entered into an at-the-market sales agreement, or the 2020 Sales Agreement, with Cowen and sold an aggregate of 4,117,363 shares of common stock through March 31, 2022 for net proceeds of $14.4 million.

In March 2022, we filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. On April 28, 2022, we terminated the 2020 Sales Agreement and entered into a new at-the-market sales agreement, or the 2022 Sales Agreement, with Cowen. Under the 2022 Sales Agreement, we may sell up to $100.0 million in shares of our common stock. During the year ended December 31, 2022, we sold 1,953,854 shares of common stock under the 2022 Sales Agreement at a weighted average price of $2.22 per share, for aggregate net proceeds of $4.2 million, after deducting commissions and offering expenses. During the quarter ended March 31, 2023, we sold 9,822,930 shares of common stock under the 2022 Sales Agreement at a weighted average price of $3.01 per share, for aggregate net proceeds of $28.7 million, after deducting commissions and offering expenses. As of March 31, 2023, approximately $66.0 million remained available to be sold under the 2022 Sales Agreement.

We may also receive payments under our existing license and collaboration agreements. However, our ability to earn additional milestone payments and potential royalty payments and their timing will be dependent upon the outcome of our counterparties’ activities and is therefore uncertain at this time.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

As of March 31, 2023, our significant contractual obligations consisted solely of rent obligations under a non-cancelable lease for our current office space in Rockville, Maryland, which, as amended, has a term through January 2025. Our total remaining obligations under this lease as of March 31, 2023 were $652,000, which reflected the original lease termination date of October 31, 2023. Subsequent to March 31, 2023, we extended the term for the lease of a portion of the original premises, for which our additional rent obligations will be an aggregate of $1.0 million.

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

A change in the outcome of any of these variables with respect to the development of any of our drug candidates would significantly change the costs and timing associated with the development of that drug candidate. Because our drug candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. Except for amounts that we may sell under our 2022 Sales Agreement with Cowen, and Apollomics’ conditional obligations to make milestone and royalty payments to us under our existing license agreement, we do not have any committed external source of liquidity.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into late fourth quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain.

Cash Flows

The following is a summary of our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(11,607)	$(13,698)
Investing activities	(2)	(41)
Financing activities	28,741	—
Net change in cash and cash equivalents	$17,132	$(13,739)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 and 2022 was primarily the result of ongoing commercialization efforts and clinical and manufacturing costs associated with our uproleselan clinical development programs. These cash expenses were offset by non-cash expenses for stock-based compensation, lease expense and depreciation.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was for computer and laboratory equipment and was not material.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2023 primarily consisted of the net proceeds received from sales of our common stock under our at-the-market facility with Cowen of $28.7 million. There were no financing activities for the three months ended March 31, 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors as of the date of this quarterly report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 29, 2023.

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

10.1+*	Release Agreement, dated February 13, 2023, by and between the Company and Armand Girard.

10.2+*	Transition Agreement dated February 21, 2023, by and between the Company and John Magnani, Ph.D.

10.3+*	Consulting Agreement dated March 31, 2023, by and between the Company and John Magnani, Ph.D.

10.4+*	Executive Employment Agreement, dated as of February 16, 2022, by and between the Registrant and Bruce Johnson

10.5+*	Executive Employment Agreement, dated as of February 10, 2023, by and between the Registrant and Chinmaya Rath

10.6

Third Amendment to Lease, dated April 19, 2023, by and between the Registrant and ARE-Maryland No. 45, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the commission on April 21, 2023.

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

GLYCOMIMETICS, INC.

Date: May 3, 2023	By:	/s/ Brian M. Hahn
Brian M. Hahn
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)