Form 10-Q
period 2023-06-30
GLYCOMIMETICS INC
filed 2023-08-02
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 31, 2023 was 64,316,268.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLYCOMIMETICS, INC.

Balance Sheets

	June 30,	December 31,
	2023	2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$58,037,072	$47,870,619
Prepaid expenses and other current assets	2,331,762	2,844,086
Total current assets	60,368,834	50,714,705
Property and equipment, net	167,859	242,390
Prepaid research and development expenses	50,000	50,000
Deposits	52,320	52,320
Operating lease right-of-use asset	1,182,500	751,174
Total assets	$61,821,513	$51,810,589
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$241,487	$970,191
Accrued expenses	5,510,272	6,992,006
Lease liabilities	820,243	918,555
Total current liabilities	6,572,002	8,880,752
Lease liabilities, net of current portion	448,775	—
Total liabilities	7,020,777	8,880,752
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 64,313,333 shares issued and outstanding at June 30, 2023; 54,377,798 shares issued and outstanding at December 31, 2022	64,313	54,378
Additional paid-in capital	492,940,477	462,461,251
Accumulated deficit	(438,204,054)	(419,585,792)
Total stockholders’ equity	54,800,736	42,929,837
Total liabilities and stockholders’ equity	$61,821,513	$51,810,589

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue from collaboration and license agreements	$—	$75,000	$—	$75,000

Costs and expenses:
Research and development expense	4,072,708	7,973,278	9,491,414	17,577,200
General and administrative expense	4,857,237	5,454,877	10,379,549	10,511,065
Total costs and expenses	8,929,945	13,428,155	19,870,963	28,088,265
Loss from operations	(8,929,945)	(13,353,155)	(19,870,963)	(28,013,265)
Interest income	671,033	85,588	1,252,701	92,657
Net loss and comprehensive loss	$(8,258,912)	$(13,267,567)	$(18,618,262)	$(27,920,608)
Basic and diluted net loss per common share	$(0.13)	$(0.25)	$(0.30)	$(0.53)
Basic and diluted weighted-average number of common shares outstanding	64,276,184	52,407,347	62,313,155	52,369,369

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	54,377,798	$54,378	$462,461,251	$(419,585,792)	$42,929,837
Issuance of common stock, net of issuance costs	9,822,930	9,823	28,697,188	—	28,707,011
Common stock issued under stock plans	44,496	44	33,724	—	33,768
Stock-based compensation	—	—	870,180	—	870,180
Net loss	—	—	—	(10,359,350)	(10,359,350)
Balance at March 31, 2023	64,245,224	64,245	492,062,343	(429,945,142)	62,181,446
Common stock issued under stock plans	68,109	68	20,046	—	20,114
Stock-based compensation	—	—	858,088	—	858,088
Net loss	—	—	—	(8,258,912)	(8,258,912)
Balance at June 30, 2023	64,313,333	$64,313	$492,940,477	$(438,204,054)	$54,800,736

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	52,313,894	$52,314	$454,448,327	$(372,896,990)	$81,603,651
Common stock issued under stock plans	78,550	78	(78)	—	—
Stock-based compensation	—	—	1,080,642	—	1,080,642
Net loss	—	—	—	(14,653,041)	(14,653,041)
Balance at March 31, 2022	52,392,444	52,392	455,528,891	(387,550,031)	68,031,252
Common stock issued under stock plans	31,500	32	(32)	—	—
Stock-based compensation	—	—	963,758	—	963,758
Net loss	—	—	—	(13,267,567)	(13,267,567)
Balance at June 30, 2022	52,423,944	$52,424	$456,492,617	$(400,817,598)	$55,727,443

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(18,618,262)	$(27,920,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	87,257	114,080
Loss on disposal of assets	—	3,498
Non-cash lease expense	441,566	402,479
Stock-based compensation	1,728,268	2,044,400
Changes in assets and liabilities:
Prepaid expenses and other current assets	512,324	(485,436)
Prepaid research and development expenses	—	(660,800)
Accounts payable	(728,704)	(836,670)
Accrued expenses	(1,481,734)	(2,104,703)
Lease liabilities	(522,428)	(485,046)
Net cash used in operating activities	(18,581,713)	(29,928,806)

Investing activities
Purchases of property and equipment	(12,727)	(81,707)
Net cash used in investing activities	(12,727)	(81,707)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	28,707,011	—
Proceeds from exercise of stock options	53,882	—
Net cash provided by financing activities	28,760,893	—
Net change in cash and cash equivalents	10,166,453	(30,010,513)
Cash and cash equivalents, beginning of period	47,870,619	90,254,890
Cash and cash equivalents, end of period	$58,037,072	$60,244,377

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

The Company’s executive personnel have devoted substantially all of their time to date to the planning and organization of the Company, the process of hiring scientists, initiating research and development programs and securing adequate capital for anticipated growth and operations. The Company has not commercialized any of its drug candidates and planned commercial operations have not commenced. The Company has incurred significant losses in the development of its drug candidates. The Company has not generated revenues from product sales. As a result, the Company has consistently reported negative cash flows from operating activities and net losses, had an accumulated deficit of $438.2 million at June 30, 2023 and expects to continue incurring losses for the foreseeable future.

The Company believes that its cash and cash equivalents as of June 30, 2023 will be sufficient to fund the Company’s operations for at least 12 months from the issuance of these financial statements. Management intends to fund future operations through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources, the securing of which cannot be assured.

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

Unaudited Financial Statements

The accompanying balance sheet as of June 30, 2023, statements of operations and comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2022 contained in the Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2023 and its results of operations and changes in its stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022. The December 31, 2022 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2023 and 2022 are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of June 30, 2023 and December 31, 2022. The carrying value of cash held in money market funds of $55.4 million and $45.9 million as of June 30, 2023 and December 31, 2022, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs). The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three and six months ended June 30, 2023 and 2022.

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

The Company enters into licensing agreements which are within the scope of Topic 606, under which it licenses certain of its drug candidates’ rights to third parties. The terms of these arrangements typically include payment of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of the licensed product, if and when earned. See Note 9 for additional information regarding the Company’s license agreements.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average common shares outstanding, as they would be anti-dilutive:

	Six Months Ended June 30,
	2023	2022
Stock options and RSUs	11,469,764	9,627,891

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and six months ended June 30, 2023 and 2022, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted

There have been no new accounting pronouncements that have significance, or potential significance, to the Company’s unaudited financial statements as of and for the six months ended June 30, 2023.

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	June 30,	December 31,
	2023	2022
Prepaid research and development expenses	$1,362,220	$2,300,209
Other prepaid expenses	754,174	399,861
Other receivables	215,368	144,016
Prepaid expenses and other current assets	$2,331,762	$2,844,086

4. Property and Equipment

Property and equipment, net consists of the following:

	June 30,	December 31,
	2023	2022
Furniture and fixtures	$342,203	$342,203
Laboratory equipment	1,345,947	1,343,081
Office equipment	18,943	17,762
Computer equipment	312,022	309,826
Leasehold improvements	616,133	616,133
Property and equipment	2,635,248	2,629,005
Less accumulated depreciation	(2,467,389)	(2,386,615)
Property and equipment, net	$167,859	$242,390

Depreciation expense was $43,419 and $54,773 for the three months ended June 30, 2023 and 2022, respectively, and $87,257 and $114,080 for the six months ended June 30, 2023 and 2022, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	June 30,	December 31,
	2023	2022
Accrued research and development expenses	$2,061,209	$3,484,742
Accrued bonuses	1,796,306	2,664,613
Accrued consulting and other professional fees	861,260	499,592
Accrued employee benefits	770,827	300,653
Other accrued expenses	20,670	42,406
Accrued expenses	$5,510,272	$6,992,006

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

The Company leases office and research space in Rockville, Maryland under an operating lease, with an initial term through October 31, 2023, that is subject to annual rent increases (the Lease). The Company paid a security deposit of $52,320 to be held until the expiration or termination of the Company’s obligations under the Lease. In April 2023, the Company and its landlord entered into an amendment to the Lease (the Lease Amendment). Pursuant to the Lease Amendment, the Company and the landlord agreed that the lease term for a portion of the premises consisting of approximately 30,000 square feet, would be extended for the period from November 1, 2023 to January 31, 2025. The Company’s lease of the remaining premises, consisting of approximately 12,000 square feet, will terminate on the original Lease expiration date of October 31, 2023.

The components of lease expense and related cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$247,359	$231,989	$479,349	$463,979
Variable lease cost	133,022	153,753	316,296	304,885
Total operating lease cost	$380,381	$385,742	$795,645	$768,864

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$280,518	$273,676	$560,210	$546,547

Maturities of lease liability due under the Company’s lease agreements as of June 30, 2023 were as follows:

Operating Lease
Obligation
July 1, 2023 - December 31, 2023	$511,559
2024	789,183
2025	67,401
Thereafter	—
Total	1,368,143
Present value adjustment	(99,125)
Present value of lease payments	$1,269,018

Supplemental information related to leases were as follows:

	June 30,	December 31,
Operating Leases	2023	2022
Weighted-average remaining lease term (in years)	1.46	0.80
Weighted-average incremental borrowing rate	9.8%	8.0%

	Six Months Ended June 30,
	2023	2022
Right-of-use assets obtained in exchange for operating lease obligations	$872,892	$-

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

During the quarter ended March 31, 2023, the Company issued and sold 9,822,930 shares of common stock under the 2022 Sales Agreement at a weighted average price per share of $3.01, for aggregate net proceeds of $28.7 million, after deducting commissions and offering expenses. There were no sales during the quarter ended June 30, 2023. As of June 30, 2023, approximately $66.0 million remained available to be sold under the terms of the 2022 Sales Agreement.

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

Following the approval of the Amended 2013 Plan by the Company’s stockholders, the share reserve under the Amended 2013 Plan was increased by 2,619,622 shares, and beginning on January 1, 2023 and ending on (and including) January 1, 2029, the maximum number of shares of common stock that may be issued under the Amended 2013 Plan will cumulatively be increased by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the board of directors or the compensation committee thereof. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the Amended 2013 Plan is 20,000,000 shares. As of June 30, 2023, the total number of shares reserved for issuance under the Amended 2013 Plan was 11,681,878 shares, of which 2,128,873 shares were available for future grants.

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

A summary of the Company’s stock option activity under the Amended 2013 Plan for the six months ended June 30, 2023 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2022	6,774,792	$6.37	6.1
Options granted	2,451,050	2.55
Options exercised	(44,550)	1.21
Options forfeited	(409,085)	2.97
Outstanding as of June 30, 2023	8,772,207	5.49	6.3	$1,037
Vested or expected to vest as of June 30, 2023	8,630,307	5.56	6.3	948
Exercisable as of June 30, 2023	5,155,455	7.72	4.4	430

As of June 30, 2023, there was $5,623,046 of total unrecognized compensation expense related to unvested options under the Amended 2013 Plan that will be recognized over a weighted-average period of approximately 2.9 years. Total intrinsic value of the options exercised during the six months ended June 30, 2023 was $54,083 and total cash received for options exercised was $53,882. There were no options exercised under the Amended 2013 Plan during the six months ended June 30, 2022. The total fair value of stock options which vested in the six months ended June 30, 2023 and 2022 was $1,090,699 and $2,060,622, respectively.

In January 2022, the Company granted stock options to purchase an aggregate of 141,900 shares to certain employees under the 2013 Plan which were subject to performance vesting conditions. The shares will vest upon achievement of milestones as follows: (i) one-half of the shares will vest upon FDA approval of uproleselan for patients with relapsed/refractory acute myeloid leukemia and (ii) one-half of the shares will vest upon the first commercial sale of uproleselan in the United States or abroad. The maximum fair value of $113,520 associated with the performance-based options granted in January 2022 is excluded from the unrecognized compensation expense under the 2013 Plan as the completion of the performance milestones was not probable as of June 30, 2023. The Company will reevaluate at the end of each reporting period the probability that the performance conditions will be achieved and will record any adjustments to the compensation cost at that time.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In January 2021, the Company awarded RSUs under the 2013 Plan to all of its employees. The RSUs granted vest over four years in equal installments on each anniversary of the grant date, provided that the employee remains employed by the Company at the applicable vesting date. Compensation expense is recognized on a straight-line basis. As of June 30, 2023, there was $347,710 of total unrecognized compensation expense associated with outstanding RSU grants that will be recognized over a weighted-average period of approximately 1.6 years.

The following is a summary of RSU activity under the Amended 2013 Plan for the six months ended June 30, 2023:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2022	204,785	$3.81
Forfeited	(19,573)	3.81
Vested	(68,055)	3.81
Unvested at June 30, 2023	117,157	3.81

Other Awards

In March 2023, the Company’s board of directors amended the Company’s Non-Employee Director Compensation Policy to include an election to receive shares in lieu of cash compensation, effective with the third quarter 2023 quarterly payment (the Amended Policy). In the Amended Policy, non-employee directors may make an election to receive all or a portion of their cash compensation payable in the form of unrestricted shares of the Company’s common stock. The number of shares of Common Stock to be issued in lieu of cash compensation shall be determined on a quarterly basis, on the last day of each fiscal quarter, by dividing the dollar amount of the compensation to be paid for such quarter that is subject to the election by the closing price of a share of Common Stock on the last trading day of the fiscal quarter, rounded up to the nearest whole share. All shares of Common Stock issued pursuant to such an election will be fully vested upon issuance and will be issued as “Other Awards” under the Amended 2013 Plan.

Inducement Plan

The Company’s board of directors previously adopted the GlycoMimetics, Inc. Inducement Plan (as amended to date, the Inducement Plan). The Inducement Plan provides for the grant of nonstatutory stock options, restricted stock awards, RSU awards, stock appreciation rights and other forms of stock awards to individuals not previously an employee or director of the Company as an inducement for such individuals to join the Company. Unless otherwise stated in an applicable stock option agreement, one-fourth of the shares subject to an option grant under the Inducement Plan will typically vest upon the first anniversary of the vesting start date, with the balance of the shares vesting in a series of thirty-six successive equal monthly installments as of the first day of each month measured from the first anniversary of the vesting start date, subject to the new employee’s continued service with the Company through the applicable vesting dates. Upon termination of employment by reasons other than death, cause or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant. The Inducement Plan was amended by the board of directors on multiple occasions through January 2022 to increase the number of shares reserved for issuance to 3,000,000 shares. As of June 30, 2023, there were 409,508 shares available for future grants under the Inducement Plan.

A summary of the Company’s stock option activity under the Inducement Plan for the six months ended June 30, 2023 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2022	2,333,525	$1.82	8.7
Options granted	250,000	3.25
Options forfeited	(3,125)	3.58
Outstanding as of June 30, 2023	2,580,400	1.95	8.4	$405
Vested or expected to vest as of June 30, 2023	1,996,200	1.95	8.5	382
Exercisable as of June 30, 2023	675,671	1.97	8.1	59

As of June 30, 2023, there was $1,759,353 of total unrecognized compensation expense related to unvested options under the Inducement Plan that will be recognized over a weighted-average period of approximately 2.7 years. There were no options exercised under the Inducement Plan during the six months ended June 30, 2023 or 2022. The total fair value of stock options which vested in the six months ended June 30, 2023 and 2022 was $312,314 and $20,002, respectively.

During 2021 and the six months ended June 30, 2022, the Company granted stock options to purchase an aggregate of 584,200 shares to certain newly hired employees under the Inducement Plan which options were subject to the same performance vesting conditions described above with respect to the stock options granted in January 2022 under the 2013 Plan. The maximum fair value of $825,353 associated with the performance-based options is excluded from the unrecognized compensation expense under the Inducement Plan as the completion of the performance milestones were not probable as of June 30, 2023. The Company will reevaluate at the end of each reporting period the probability that the performance conditions will be achieved and will record any adjustments to the compensation cost at that time.

The weighted-average fair value of the options granted under all equity incentive plans during the six months ended June 30, 2023 and 2022 was $2.00 per share and $0.78 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Six Months Ended June 30,
	2023	2022
Expected term	6.25 years	6.25 years
Expected volatility	81.26%	84.54%
Risk-free interest rate	3.54%	1.74%
Expected dividend yield	0%	0%

Stock-based compensation expense was classified on the statements of operations as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expense	$229,422	$270,050	$467,353	$588,875
General and administrative expense	628,666	693,708	1,260,915	1,455,525
Total stock-based compensation expense	$858,088	$963,758	$1,728,268	$2,044,400

8. Income Taxes

The Company did not record any tax provision or benefit for the six months ended June 30, 2023 or 2022. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at June 30, 2023 and December 31, 2022.

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

In 2020, the Company and Apollomics also entered into a clinical supply agreement pursuant to which the Company will manufacture and supply the Products at agreed upon prices. Apollomics has the option to begin manufacture of the Products after appropriate material transfer requirements are met. The Company did not recognize any revenue under the clinical supplies agreement during the three and six months ended June 30, 2023 and 2022.

The Company evaluated the Agreement under the provisions of ASC 606 and identified two performance obligations under this revenue arrangement: the (i) delivery of functional licenses and (ii) manufacture and supply of the Products. The initial transaction price consists of a $9.0 million non-refundable up-front payment which was allocated to the delivered functional licenses and recognized in full as revenue in 2020 given that the performance obligation was satisfied upon inception. The Agreement contains various forms of variable consideration, including (i) up to $75.0 million in development milestones based on achievement of certain clinical and regulatory events, (ii) up to $105.0 million of sales-based commercial milestones based on achievement of certain annual net sales targets, (iii) sales-based royalties at specified percentages of net sales ranging from the high single digits to 15%, and (iv) manufacture and supply of clinical and commercial Products. The Company has fully constrained the development milestone consideration using the most likely amount method and will recognize that revenue when it is probable that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. In 2020, the Company received a non-refundable $1.0 million development milestone payment upon acceptance by Chinese regulatory authorities of a Phase 3 bridging study design to support registration in China and recognized this $1.0 million payment as revenue at that time. The Company did not recognize any milestone revenue under the Agreement for the six months ended June 30, 2023 or 2022.

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

In June 2023, the FDA cleared the addition of a protocol amendment to our pivotal Phase 3 study to allow conduct of a time-based analysis of the primary endpoint of overall survival to be conducted after a defined cutoff date, if the 295 survival events originally planned for an event-driven analysis have not been observed by that date. Following the addition of a time-based analysis, we now expect to report topline results from the trial by the end of the second quarter of 2024. We are continuing our preparation for a potential filing of a new drug application, or NDA, with the FDA.

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

In May 2023, the FDA agreed to our initial Pediatric Study Plan (iPSP). As part of the iPSP, the NCI has agreed to sponsor a Phase 1/2 dose escalation study to explore safety and preliminary activity of uproleselan plus fludarabine and high dose cytarabine (FLA) in pediatric AML patients after 2 or more prior therapies. The Children’s Oncology Group will conduct this study. Enrollment in the Phase 1 portion is open and expected to be up to 18 patients.

Uproleselan is also being studied in multiple investigator-sponsored trials. The initial results from two investigator-sponsored trials evaluating safety and preliminary efficacy in frontline unfit and treated secondary AML populations not previously studied with uproleselan were selected for poster presentation at the 64th American Society of Hematology Annual Meeting held in December 2022.

In June 2023, the first pediatric patient was treated with uproleselan in an investigator-initiated, single-arm, multi-center Phase 1/2 study to assess safety and tolerability, as well as determine a recommended phase 2 dose (RP2D) of uproleselan plus myeloablative, busulfan-based, pre-transplant conditioning for treatment of AML. The Phase 2 study will further assess the preliminary uproleselan efficacy at the RP2D. The study will enroll up to 28 patients (Age ≥12 months and ≤ 30 years).

We have rationally designed an innovative antagonist of E-selectin, GMI-1687, that could be a subcutaneously administered treatment. Initially developed as a potential life-cycle extension to uproleselan, we believe that GMI-1687 could be developed to broaden the clinical usefulness of an E-selectin antagonist to conditions where outpatient treatment is preferred or required. In May 2022, we filed an investigational new drug application, or IND, for GMI-1687 as a potential treatment for vaso-occlusive crisis, or VOC, a common complication of sickle cell disease and received the “safe to proceed” letter from the FDA in June 2022. We expect to initiate a Phase 1a single-dose escalation trial of GMI-1687 in healthy volunteers in the third quarter of 2023.

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

Since inception, we have incurred significant operating losses. We had an accumulated deficit of $438.2 million as of June 30, 2023 and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase as we:

●	initiate, conduct and complete our ongoing and planned clinical trials of uproleselan and GMI-1687, including fulfilling our funding and supply commitments related to the ongoing clinical trials of uproleselan;
●	conduct NDA-enabling activities related to manufacture, toxicology and clinical pharmacology for our product candidates;
●	manufacture additional uproleselan drug supplies for validation and prepare for commercialization;
●	seek regulatory approvals for uproleselan or any other drug candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize uproleselan or any other drug candidates for which we may obtain regulatory approval;
●	maintain, expand and protect our intellectual property portfolio;
●	maintain sufficient levels of insurance, including product liability and directors, officers and corporate liability insurance policies; and
●	add personnel to support our drug development and potential future commercialization efforts.

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

Our Collaboration and License Agreements

Apollomics

In 2020, we entered into an exclusive collaboration and license agreement with Apollomics (Hong Kong) Limited, or Apollomics, for the development and commercialization of uproleselan and GMI-1687 in Mainland China, Hong Kong, Macau and Taiwan, also known as Greater China. Under the terms of the agreement, Apollomics will be responsible for clinical development and commercialization in Greater China. We will also collaborate with Apollomics to advance the preclinical and clinical development of GMI-1687. In 2020, we received an upfront cash payment of $9.0 million and also received a $1.0 million development milestone payment. There were no milestone payments from Apollomics during the six months ended June 30, 2023 or 2022. Subject to the terms of the agreement, we will be eligible to receive potential further milestone payments totaling approximately $179.0 million, as well as tiered royalties ranging from the high single digits to 15%, as a percentage of net sales. Apollomics will be responsible for all costs related to development, regulatory approvals, and commercialization activities for uproleselan and GMI-1687 in Greater China, and we and Apollomics expect to enter into clinical and commercial supply agreements with respect to our provision of uproleselan and GMI-1687 to Apollomics. We retain all rights for both compounds in the rest of the world.

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

In 2020, we also entered into a clinical supply agreement with Apollomics under which we will manufacture and supply uproleselan product to Apollomics at agreed upon prices. Apollomics has the option to begin manufacture after appropriate material transfer requirements are met. During the year ended December 31, 2021, we recognized $1.1 million in revenue from the sale of clinical supplies to Apollomics under the clinical supply agreement. There were no sales of clinical supplies to Apollomics during the six months ended June 30, 2023 or 2022.

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

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, facilities expenses, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, fees paid to CROs and other consultants and other outside expenses. Other preclinical research and platform programs include activities related to exploratory efforts, target validation, lead optimization for our earlier programs and our proprietary glycomimetics platform. Our research and development expenses during the periods presented in this report have related primarily to the development of uproleselan and GMI-1687.

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

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

The following tables set forth our results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022
Revenue	$—	$75	$(75)	(100)%
Costs and expenses:
Research and development expense	4,073	7,973	(3,900)	(49)%
General and administrative expense	4,857	5,455	(598)	(11)%
Total costs and expenses	8,930	13,428	(4,498)	(33)%
Loss from operations	(8,930)	(13,353)	4,423	33%
Interest income	671	86	585	680%
Net loss and comprehensive loss	$(8,259)	$(13,267)	$5,008	38%

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022
Revenue	$—	$75	$(75)	(100)%
Costs and expenses:
Research and development expense	9,491	17,577	(8,086)	(46)%
General and administrative expense	10,380	10,511	(131)	(1)%
Total costs and expenses	19,871	28,088	(8,217)	(29)%
Loss from operations	(19,871)	(28,013)	8,142	29%
Interest income	1,253	93	1,160	1,247%
Net loss and comprehensive loss	$(18,618)	$(27,920)	$9,302	33%

Revenue

We did not recognize any revenue during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, we recognized $75,000, in revenue from agreements with Apollomics.

Research and Development Expense

The following tables summarize our research and development expense by functional area for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022
Clinical development	$924	$2,794	$(1,870)	(67)%
Manufacturing and formulation	262	1,605	(1,343)	(84)%
Contract research services, consulting and other costs	440	322	118	37%
Laboratory costs	374	468	(94)	(20)%
Personnel-related	1,844	2,514	(670)	(27)%
Stock-based compensation	229	270	(41)	(15)%
Research and development expense	$4,073	$7,973	$(3,900)	(49)%

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022
Clinical development	$2,300	$5,811	$(3,511)	(60)%
Manufacturing and formulation	715	4,547	(3,832)	(84)%
Contract research services, consulting and other costs	1,081	711	370	52%
Laboratory costs	801	966	(165)	(17)%
Personnel-related	4,127	4,953	(826)	(17)%
Stock-based compensation	467	589	(122)	(21)%
Research and development expense	$9,491	$17,577	$(8,086)	(46)%

The following tables summarize our research and development expense by drug candidate for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022
Uproleselan	$1,478	$4,146	$(2,668)	(64)%
GMI-1687	19	331	(312)	(94)%
Other research and development	503	712	(209)	(29)%
Personnel-related and stock-based compensation	2,073	2,784	(711)	(26)%
Research and development expense	$4,073	$7,973	$(3,900)	(49)%

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022
Uproleselan	$3,750	$9,431	$(5,681)	(60)%
GMI-1687	55	1,143	(1,088)	(95)%
Other research and development	1,092	1,461	(369)	(25)%
Personnel-related and stock-based compensation	4,594	5,542	(948)	(17)%
Research and development expense	$9,491	$17,577	$(8,086)	(46)%

Our research and development expense for the three and six months ended June 30, 2023 decreased by $3.9 million and $8.1 million, respectively, compared to the same periods ended June 30, 2022 primarily due to:

●	decreased clinical development and manufacturing costs related to uproleselan, as patient enrollment ended in our Phase 3 clinical trial in November 2021 and in the NCI Phase 2/3 clinical trial in December 2021; and

●	decreased personnel-related and stock-based compensation costs due to a workforce reduction in our research and discovery department in April 2022.

General and Administrative Expense

The following tables summarize the components of our general and administrative expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2022
Personnel-related	$1,552	$1,599	$(47)	(3)%
Stock-based compensation	629	694	(65)	(9)%
Legal, consulting and other professional expenses	2,393	2,889	(496)	(17)%
Other	283	273	10	4%
General and administrative expense	$4,857	$5,455	$(598)	(11)%

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2022
Personnel-related	$3,704	$3,594	$110	3%
Stock-based compensation	1,261	1,456	(195)	(13)%
Legal, consulting and other professional expenses	4,846	4,994	(148)	(3)%
Other	569	467	102	22%
General and administrative expense	$10,380	$10,511	$(131)	(1)%

General and administrative expenses decreased by $0.6 million and $0.1 million, respectively, for the three and six months ended June 30, 2023 as compared to the same periods in 2022 primarily due to decreased legal, consulting and other professional expenses.

Interest Income

During the three and six months ended June 30, 2023, interest income increased by $0.6 million and $1.2 million, respectively, due to higher interest rates on cash and cash equivalents as compared to the same periods in 2022.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations primarily through public offerings and private placements of our capital stock, including through our at-the-market sales facility with Cowen. As of June 30, 2023, we had $58.0 million in cash and cash equivalents.

In 2020, we entered into an at-the-market sales agreement, or the 2020 Sales Agreement, with Cowen and sold an aggregate of 4,117,363 shares of common stock through June 30, 2022 for net proceeds of $14.4 million.

In March 2022, we filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. On April 28, 2022, we terminated the 2020 Sales Agreement and entered into a new at-the-market sales agreement, or the 2022 Sales Agreement, with Cowen. Under the 2022 Sales Agreement, we may sell up to $100.0 million in shares of our common stock. During the year ended December 31, 2022, we sold 1,953,854 shares of common stock under the 2022 Sales Agreement at a weighted average price of $2.22 per share, for aggregate net proceeds of $4.2 million, after deducting commissions and offering expenses. During the six months ended June 30, 2023, we sold 9,822,930 shares of common stock under the 2022 Sales Agreement at a weighted average price of $3.01 per share, for aggregate net proceeds of $28.7 million, after deducting commissions and offering expenses. As of June 30, 2023, $66.0 million remained available to be sold under the 2022 Sales Agreement.

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

As of June 30, 2023, our significant contractual obligations consisted solely of rent obligations under a non-cancelable lease for our current office space in Rockville, Maryland, which, as amended, has a term through January 2025. Our total remaining obligations under this lease as of June 30, 2023 were $1.4 million.

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

Cash Flows

The following is a summary of our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(18,582)	$(29,929)
Investing activities	(13)	(82)
Financing activities	28,761	—
Net change in cash and cash equivalents	$10,166	$(30,011)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 and 2022 was primarily the result of ongoing clinical costs associated with our uproleselan clinical development programs and preparations for potential commercialization. These cash expenses were offset by non-cash expenses for stock-based compensation, lease expense and depreciation.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was for computer, office and laboratory equipment and was immaterial.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2023 primarily consisted of the net proceeds received from sales of our common stock under our at-the-market facility with Cowen of $28.7 million. There were no financing activities for the six months ended June 30, 2022.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.2

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

GLYCOMIMETICS, INC.

Date: August 2, 2023	By:	/s/ Brian M. Hahn
Brian M. Hahn
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)