Form 10-Q
period 2023-09-30
GLYCOMIMETICS INC
filed 2023-11-03
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on November 1, 2023 was 64,393,294.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLYCOMIMETICS, INC.

Balance Sheets

	September 30,	December 31,
	2023	2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$49,407,629	$47,870,619
Prepaid expenses and other current assets	2,602,446	2,844,086
Total current assets	52,010,075	50,714,705
Property and equipment, net	132,979	242,390
Prepaid research and development expenses	50,000	50,000
Deposits	52,320	52,320
Operating lease right-of-use asset	955,310	751,174
Total assets	$53,200,684	$51,810,589
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$329,885	$970,191
Accrued expenses	5,311,377	6,992,006
Lease liabilities	749,618	918,555
Total current liabilities	6,390,880	8,880,752
Lease liabilities, net of current portion	262,133	—
Total liabilities	6,653,013	8,880,752
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 64,368,843 shares issued and outstanding at September 30, 2023; 54,377,798 shares issued and outstanding at December 31, 2022	64,369	54,378
Additional paid-in capital	493,889,874	462,461,251
Accumulated deficit	(447,406,572)	(419,585,792)
Total stockholders’ equity	46,547,671	42,929,837
Total liabilities and stockholders’ equity	$53,200,684	$51,810,589

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue from collaboration and license agreements	$—	$—	$—	$75,000

Costs and expenses:
Research and development expense	5,291,790	4,922,857	14,783,204	22,500,058
General and administrative expense	4,521,706	3,844,579	14,901,255	14,355,644
Total costs and expenses	9,813,496	8,767,436	29,684,459	36,855,702
Loss from operations	(9,813,496)	(8,767,436)	(29,684,459)	(36,780,702)
Interest income	610,978	243,597	1,863,679	336,255
Net loss and comprehensive loss	$(9,202,518)	$(8,523,839)	$(27,820,780)	$(36,444,447)
Basic and diluted net loss per common share	$(0.14)	$(0.16)	$(0.44)	$(0.70)
Basic and diluted weighted-average number of common shares outstanding	64,349,709	52,423,944	62,992,006	52,387,561

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	54,377,798	$54,378	$462,461,251	$(419,585,792)	$42,929,837
Issuance of common stock, net of issuance costs	9,822,930	9,823	28,697,188	—	28,707,011
Common stock issued under stock plans	44,496	44	33,724	—	33,768
Stock-based compensation	—	—	870,180	—	870,180
Net loss	—	—	—	(10,359,350)	(10,359,350)
Balance at March 31, 2023	64,245,224	64,245	492,062,343	(429,945,142)	62,181,446
Common stock issued under stock plans	68,109	68	20,046	—	20,114
Stock-based compensation	—	—	858,088	—	858,088
Net loss	—	—	—	(8,258,912)	(8,258,912)
Balance at June 30, 2023	64,313,333	64,313	492,940,477	(438,204,054)	54,800,736
Common stock issued under stock plans	55,510	56	61,560	—	61,616
Stock-based compensation	—	—	887,837	—	887,837
Net loss	—	—	—	(9,202,518)	(9,202,518)
Balance at September 30, 2023	64,368,843	$64,369	$493,889,874	$(447,406,572)	$46,547,671

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	52,313,894	$52,314	$454,448,327	$(372,896,990)	$81,603,651
Common stock issued under stock plans	78,550	78	(78)	—	—
Stock-based compensation	—	—	1,080,642	—	1,080,642
Net loss	—	—	—	(14,653,041)	(14,653,041)
Balance at March 31, 2022	52,392,444	52,392	455,528,891	(387,550,031)	68,031,252
Common stock issued under stock plans	31,500	32	(32)	—	—
Stock-based compensation	—	—	963,758	—	963,758
Net loss	—	—	—	(13,267,567)	(13,267,567)
Balance at June 30, 2022	52,423,944	52,424	456,492,617	(400,817,598)	55,727,443
Stock-based compensation	—	—	913,979	—	913,979
Net loss	—	—	—	(8,523,839)	(8,523,839)
Balance at September 30, 2022	52,423,944	$52,424	$457,406,596	$(409,341,437)	$48,117,583

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(27,820,780)	$(36,444,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	130,004	161,427
Loss on disposal of assets	—	3,498
Non-cash lease expense	668,756	611,163
Stock-based compensation	2,616,105	2,958,379
Changes in assets and liabilities:
Prepaid expenses and other current assets	241,640	(1,689,613)
Prepaid research and development expenses	—	752,807
Accounts payable	(640,306)	(1,255,490)
Accrued expenses	(1,680,629)	(2,903,733)
Lease liabilities	(779,696)	(739,910)
Net cash used in operating activities	(27,264,906)	(38,545,919)

Investing activities
Purchases of property and equipment	(20,593)	(84,190)
Net cash used in investing activities	(20,593)	(84,190)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	28,707,011	—
Proceeds from exercise of stock options	115,498	—
Net cash provided by financing activities	28,822,509	—
Net change in cash and cash equivalents	1,537,010	(38,630,109)
Cash and cash equivalents, beginning of period	47,870,619	90,254,890
Cash and cash equivalents, end of period	$49,407,629	$51,624,781

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

The Company’s executive personnel have devoted substantially all of their time to date to the planning and organization of the Company, the process of hiring scientists, initiating research and development programs and securing adequate capital for anticipated growth and operations. The Company has not commercialized any of its drug candidates and planned commercial operations have not commenced. The Company has incurred significant losses in the development of its drug candidates. The Company has not generated revenues from product sales. As a result, the Company has consistently reported negative cash flows from operating activities and net losses, had an accumulated deficit of $447.4 million at September 30, 2023 and expects to continue incurring losses for the foreseeable future.

The Company believes that its cash and cash equivalents as of September 30, 2023 will be sufficient to fund the Company’s operations for at least 12 months from the issuance of these financial statements. Management intends to fund future operations through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources, the securing of which cannot be assured.

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

Unaudited Financial Statements

The accompanying balance sheet as of September 30, 2023, statements of operations and comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2022 contained in the Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2023 and its results of operations and changes in its stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022. The December 31, 2022 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2023 and 2022 are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of September 30, 2023 and December 31, 2022. The carrying value of cash held in money market funds of $44.0 million and $45.9 million as of September 30, 2023 and December 31, 2022, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs). The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three and nine months ended September 30, 2023 and 2022.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average common shares outstanding, as they would be anti-dilutive:

	Nine Months Ended September 30,
	2023	2022
Stock options and RSUs	10,971,874	9,471,701

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2023 and 2022, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted

There have been no new accounting pronouncements that have significance, or potential significance, to the Company’s unaudited financial statements as of and for the nine months ended September 30, 2023.

3. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	September 30,	December 31,
	2023	2022
Prepaid research and development expenses	$1,810,904	$2,300,209
Other prepaid expenses	602,593	399,861
Other receivables	188,949	144,016
Prepaid expenses and other current assets	$2,602,446	$2,844,086

4. Property and Equipment

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2023	2022
Furniture and fixtures	$342,203	$342,203
Laboratory equipment	1,349,370	1,343,081
Office equipment	18,943	17,762
Computer equipment	316,466	309,826
Leasehold improvements	616,133	616,133
Property and equipment	2,643,115	2,629,005
Less accumulated depreciation	(2,510,136)	(2,386,615)
Property and equipment, net	$132,979	$242,390

Depreciation expense was $42,747 and $47,347 for the three months ended September 30, 2023 and 2022, respectively, and $130,004 and $161,427 for the nine months ended September 30, 2023 and 2022, respectively.

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	September 30,	December 31,
	2023	2022
Accrued research and development expenses	$2,345,416	$3,484,742
Accrued bonuses	1,717,901	2,664,613
Accrued consulting and other professional fees	550,955	499,592
Accrued employee benefits	680,648	300,653
Other accrued expenses	16,457	42,406
Accrued expenses	$5,311,377	$6,992,006

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

The Company leases office and research space in Rockville, Maryland under an operating lease that is subject to annual rent increases (the Lease). The Company paid a security deposit of $52,320 to be held until the expiration or termination of the Company’s obligations under the Lease. In April 2023, the Company and its landlord entered into an amendment to the Lease (the Lease Amendment). Pursuant to the Lease Amendment, the Company and the landlord agreed that the lease term for a portion of the premises consisting of approximately 30,000 square feet, would be extended for the period from November 1, 2023 to January 31, 2025. The Company’s lease of the remaining premises, consisting of approximately 12,000 square feet expired on October 31, 2023.

The components of lease expense and related cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$255,044	$231,989	$734,393	$695,968
Variable lease cost	155,583	153,753	471,879	458,638
Total operating lease cost	$410,627	$385,742	$1,206,272	$1,154,606

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$285,122	$278,168	$845,332	$824,714

Maturities of lease liability due under the Company’s lease agreements as of September 30, 2023 were as follows:

Operating Lease
Obligation
October 1, 2023 - December 31, 2023	$226,438
2024	789,183
2025	67,401
Thereafter	—
Total	1,083,022
Present value adjustment	(71,271)
Present value of lease payments	$1,011,751

Supplemental information related to leases were as follows:

	September 30,	December 31,
Operating Leases	2023	2022
Weighted-average remaining lease term (in years)	1.29	0.80
Weighted-average incremental borrowing rate	9.9%	8.0%

	Nine Months Ended September 30,
	2023	2022
Right-of-use assets obtained in exchange for operating lease obligations	$872,892	$-

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

During the quarter ended March 31, 2023, the Company issued and sold 9,822,930 shares of common stock under the 2022 Sales Agreement at a weighted average price per share of $3.01, for aggregate net proceeds of $28.7 million, after deducting commissions and offering expenses. There have been no sales subsequent to March 31, 2023. As of September 30, 2023, approximately $66.0 million remained available to be sold under the terms of the 2022 Sales Agreement.

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

Following the approval of the Amended 2013 Plan by the Company’s stockholders, the share reserve under the Amended 2013 Plan was increased by 2,619,622 shares, and beginning on January 1, 2023 and ending on (and including) January 1, 2029, the maximum number of shares of common stock that may be issued under the Amended 2013 Plan will cumulatively be increased by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the board of directors or the compensation committee thereof. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the Amended 2013 Plan is 20,000,000 shares. As of September 30, 2023, the total number of shares reserved for issuance under the Amended 2013 Plan was 11,681,878 shares, of which 2,592,669 shares were available for future grants.

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

A summary of the Company’s stock option activity under the Amended 2013 Plan for the nine months ended September 30, 2023 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2022	6,774,792	$6.37	6.1
Options granted	2,451,050	2.55
Options exercised	(100,060)	1.15
Options forfeited	(896,882)	6.16
Outstanding as of September 30, 2023	8,228,900	5.32	6.4	$655
Vested or expected to vest as of September 30, 2023	8,087,000	5.39	6.4	599
Exercisable as of September 30, 2023	4,849,652	7.43	4.6	307

As of September 30, 2023, there was $4,825,031 of total unrecognized compensation expense related to unvested options under the Amended 2013 Plan that will be recognized over a weighted-average period of approximately 2.7 years. Total intrinsic value of the options exercised during the nine months ended September 30, 2023 was $82,093 and total cash received for options exercised was $115,498. There were no options exercised under the Amended 2013 Plan during the nine months ended September 30, 2022. The total fair value of stock options which vested in the nine months ended September 30, 2023 and 2022 was $1,402,470 and $2,699,940, respectively.

In January 2022, the Company granted stock options to purchase an aggregate of 141,900 shares to certain employees under the 2013 Plan which were subject to performance vesting conditions. The shares will vest upon achievement of milestones as follows: (i) one-half of the shares will vest upon FDA approval of uproleselan for patients with relapsed/refractory acute myeloid leukemia and (ii) one-half of the shares will vest upon the first commercial sale of uproleselan in the United States or abroad. The maximum fair value of $113,520 associated with the performance-based options granted in January 2022 is excluded from the unrecognized compensation expense under the 2013 Plan as the completion of the performance milestones was not probable as of September 30, 2023. The Company will reevaluate at the end of each reporting period the probability that the performance conditions will be achieved and will record any adjustments to the compensation cost at that time.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In January 2021, the Company awarded RSUs under the 2013 Plan to all of its employees. The RSUs granted vest over four years in equal installments on each anniversary of the grant date, provided that the employee remains employed by the Company at the applicable vesting date. Compensation expense is recognized on a straight-line basis. As of September 30, 2023, there was $291,489 of total unrecognized compensation expense associated with outstanding RSU grants that will be recognized over a weighted-average period of approximately 1.3 years.

The following is a summary of RSU activity under the Amended 2013 Plan for the nine months ended September 30, 2023:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2022	204,785	$3.81
Forfeited	(19,573)	3.81
Vested	(68,055)	3.81
Unvested at September 30, 2023	117,157	3.81

Other Awards

In March 2023, the Company’s board of directors amended the Company’s Non-Employee Director Compensation Policy to include an election to receive unrestricted shares of common stock in lieu of quarterly board and committee retainer cash payments. The number of shares is determined on the last day of each fiscal quarter by dividing the dollar amount of the compensation to be paid for such quarter that is subject to the election by the closing price of a share of common stock on the last trading day of the fiscal quarter, rounded up to the nearest whole share. On September 29, 2023, the Company issued 24,001 shares of Common Stock to non-employee directors who elected to receive shares in lieu of cash for their third quarter 2023 compensation, which was the first quarter for which an election could be made. All shares of common stock issued pursuant to such an election are fully vested upon issuance and are issued as “Other Awards” under the Amended 2013 Plan.

Inducement Plan

The Company’s board of directors previously adopted the GlycoMimetics, Inc. Inducement Plan (as amended to date, the Inducement Plan). The Inducement Plan provides for the grant of nonstatutory stock options, restricted stock awards, RSU awards, stock appreciation rights and other forms of stock awards to individuals not previously an employee or director of the Company as an inducement for such individuals to join the Company. Unless otherwise stated in an applicable stock option agreement, one-fourth of the shares subject to an option grant under the Inducement Plan will typically vest upon the first anniversary of the vesting start date, with the balance of the shares vesting in a series of thirty-six successive equal monthly installments as of the first day of each month measured from the first anniversary of the vesting start date, subject to the new employee’s continued service with the Company through the applicable vesting dates. Upon termination of employment by reasons other than death, cause or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant. The Inducement Plan was amended by the board of directors on multiple occasions through January 2022 to increase the number of shares reserved for issuance to 3,000,000 shares. As of September 30, 2023, there were 364,091 shares available for future grants under the Inducement Plan.

A summary of the Company’s stock option activity under the Inducement Plan for the nine months ended September 30, 2023 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2022	2,333,525	$1.82	8.7
Options granted	360,000	2.76
Options forfeited	(67,708)	1.38
Outstanding as of September 30, 2023	2,625,817	1.96	8.1	$262
Vested or expected to vest as of September 30, 2023	2,041,617	1.95	8.2	247
Exercisable as of September 30, 2023	820,225	1.89	7.6	80

As of September 30, 2023, there was $1,666,940 of total unrecognized compensation expense related to unvested options under the Inducement Plan that will be recognized over a weighted-average period of approximately 2.6 years.

There were no options exercised under the Inducement Plan during the nine months ended September 30, 2023 or 2022. The total fair value of stock options which vested in the nine months ended September 30, 2023 and 2022 was $469,179 and $460,950, respectively.

During 2021 and the nine months ended September 30, 2022, the Company granted stock options to purchase an aggregate of 584,200 shares to certain newly hired employees under the Inducement Plan which options were subject to the same performance vesting conditions described above with respect to the stock options granted in January 2022 under the 2013 Plan. The maximum fair value of $825,353 associated with the performance-based options is excluded from the unrecognized compensation expense under the Inducement Plan as the completion of the performance milestones were not probable as of September 30, 2023. The Company will reevaluate at the end of each reporting period the probability that the performance conditions will be achieved and will record any adjustments to the compensation cost at that time.

The weighted-average fair value of the options granted under all equity incentive plans during the nine months ended September 30, 2023 and 2022 was $1.97 per share and $0.76 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	Nine Months Ended September 30,
	2023	2022
Expected term	6.25 years	6.25 years
Expected volatility	78.12%	84.66%
Risk-free interest rate	3.57%	1.90%
Expected dividend yield	0%	0%

Stock-based compensation expense was classified on the statements of operations as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expense	$211,047	$242,627	$678,400	$831,502
General and administrative expense	676,790	671,352	1,937,705	2,126,877
Total stock-based compensation expense	$887,837	$913,979	$2,616,105	$2,958,379

8. Income Taxes

The Company did not record any tax provision or benefit for the nine months ended September 30, 2023 or 2022. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at September 30, 2023 and December 31, 2022.

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

In 2020, the Company and Apollomics also entered into a clinical supply agreement pursuant to which the Company will manufacture and supply the Products at agreed upon prices. Apollomics has the option to begin manufacture of the Products after appropriate material transfer requirements are met. The Company did not recognize any revenue under the clinical supplies agreement during the nine months ended September 30, 2023 and 2022.

The Company evaluated the Agreement under the provisions of ASC 606 and identified two performance obligations under this revenue arrangement: the (i) delivery of functional licenses and (ii) manufacture and supply of the Products. The initial transaction price consists of a $9.0 million non-refundable up-front payment which was allocated to the delivered functional licenses and recognized in full as revenue in 2020 given that the performance obligation was satisfied upon inception. The Agreement contains various forms of variable consideration, including (i) up to $75.0 million in development milestones based on achievement of certain clinical and regulatory events, (ii) up to $105.0 million of sales-based commercial milestones based on achievement of certain annual net sales targets, (iii) sales-based royalties at specified percentages of net sales ranging from the high single digits to 15%, and (iv) manufacture and supply of clinical and commercial Products. The Company has fully constrained the development milestone consideration using the most likely amount method and will recognize that revenue when it is probable that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. In 2020, the Company received a non-refundable $1.0 million development milestone payment upon acceptance by Chinese regulatory authorities of a Phase 3 bridging study design to support registration in China and recognized this $1.0 million payment as revenue at that time. The Company did not recognize any milestone revenue under the Agreement for the nine months ended September 30, 2023 or 2022.

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

In September 2022, we submitted a request to the FDA to amend the protocol for the trial to conduct an interim analysis and have the findings reviewed by the trial’s Independent Data Monitoring Committee, or IDMC, as blinded pooled survival data showed patients living longer than expected based on the historical benchmarks used to design the trial. The statistical plan agreed to with the FDA was for the IDMC to review efficacy and safety data at 80% of survival events, which was reached at the end of 2022. When designing the interim analysis, we amended the protocol to create the opportunity to achieve unblinding at approximately 80% of survival events while maintaining the statistical integrity of the final analysis should the IDMC recommend the trial continue to the final overall events trigger. The interim analysis plan required a high statistical threshold to be met for the IDMC to recommend unblinding, reserving approximately 95% of the trial’s statistical power for the final analysis. In February 2023,the IDMC reviewed the interim utility analysis and recommended that the pivotal Phase 3 clinical trial continue to the originally planned final overall survival events trigger.

In June 2023, the FDA cleared the addition of a protocol amendment to our pivotal Phase 3 trial to allow for a time-based analysis of the primary endpoint of overall survival to be conducted after a defined cutoff date, if the 295 survival events originally planned for an event-driven analysis have not been observed by that date. Following the addition of a time-based analysis, we now expect to report topline results from the trial by the end of the second quarter of 2024. We are continuing our preparation for a potential filing of a new drug application, or NDA, with the FDA.

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

In May 2023, the FDA agreed to our initial Pediatric Study Plan, or iPSP. In October 2023, the European Medicines Agency also agreed to our Pediatric Investigational Plan, or PIP. The iPSP and the PIP each include a deferral for study completion, and a waiver for children less than 28 days of age. As part of the pediatric plans, an NCI sponsored Phase 1/2 pediatric trial is currently being conducted by the Children’s Oncology Group Pediatric Early Phase Clinical Trials Network. The Phase 1/2 dose escalation study will evaluate the safety and preliminary activity of uproleselan plus fludarabine and high dose cytarabine in pediatric AML patients after two or more prior therapies. Enrollment in the Phase 1 portion is expected to be up to 18 patients. The first patient was enrolled in October 2023.

Uproleselan is also being studied in multiple investigator-initiated trials. The initial results from two investigator-initiated trials evaluating safety and preliminary efficacy in frontline unfit and treated secondary AML populations not previously studied with uproleselan were selected for poster presentation at the 64th American Society of Hematology Annual Meeting held in December 2022.

In June 2023, the first pediatric patient was treated with uproleselan in an investigator-initiated, single-arm, multi-center Phase 1/2 trial to assess safety and tolerability, as well as determine a recommended phase 2 dose, or RP2D, of uproleselan plus myeloablative, busulfan-based, pre-transplant conditioning for treatment of AML. The Phase 2 trial will further assess the preliminary uproleselan efficacy at the RP2D. The trial will enroll up to 28 patients (Age ≥12 months and ≤ 30 years).

We have rationally designed an innovative antagonist of E-selectin, GMI-1687, that could be a subcutaneously administered treatment. Initially developed as a potential life-cycle extension to uproleselan, we believe that GMI-1687 could be developed to broaden the clinical usefulness of an E-selectin antagonist to conditions where outpatient treatment is preferred or required. In May 2022, we filed an investigational new drug application, or IND, for GMI-1687 as a potential treatment for vaso-occlusive crisis, or VOC, a common complication of sickle cell disease and received the “safe to proceed” letter from the FDA in June 2022. In August 2023, we enrolled the first healthy adult volunteers in a Phase 1a double-blind, single-center, randomized, placebo-controlled, single ascending dose trial of GMI-1687. We expect to enroll approximately 40 subjects in this trial, with eligible subjects receiving a single dose of GMI-1687 or placebo (6:2 ratio) via subcutaneous injection. Safety, tolerability and pharmacokinetics of up to five dose levels (3.3, 10, 20, 40, and 80 mg) will be evaluated. We expect initial results by the end of the first quarter of 2024.

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

We have also designed GMI-1359, a drug candidate that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. In the fourth quarter of 2021, we terminated a Phase 1b trial of GMI-1359 in hormone receptor positive breast cancer patients whose tumors had spread to bone and have deactivated the existing GMI-1359 IND as of August 2022. We are not currently developing GMI-1359, but are seeking a licensing partner to continue clinical development of this drug candidate.

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

Since inception, we have incurred significant operating losses. We had an accumulated deficit of $447.4 million as of September 30, 2023 and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase as we:

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

Our Collaboration and License Agreements

Apollomics

In 2020, we entered into an exclusive collaboration and license agreement with Apollomics (Hong Kong) Limited, or Apollomics, for the development and commercialization of uproleselan and GMI-1687 in Mainland China, Hong Kong, Macau and Taiwan, also known as Greater China. Under the terms of the agreement, Apollomics will be responsible for clinical development and commercialization in Greater China. We will also collaborate with Apollomics to advance the preclinical and clinical development of GMI-1687. In 2020, we received an upfront cash payment of $9.0 million and also received a $1.0 million development milestone payment. There were no milestone payments from Apollomics during the nine months ended September 30, 2023 or 2022. Subject to the terms of the agreement, we will be eligible to receive potential further milestone payments totaling approximately $179.0 million, as well as tiered royalties ranging from the high single digits to 15%, as a percentage of net sales. Apollomics will be responsible for all costs related to development, regulatory approvals, and commercialization activities for uproleselan and GMI-1687 in Greater China, and we and Apollomics expect to enter into clinical and commercial supply agreements with respect to our provision of uproleselan and GMI-1687 to Apollomics. We retain all rights for both compounds in the rest of the world.

In 2020, the China National Medical Products Administration, or NMPA, Center for Drug Evaluation, or CDE, granted IND approval for uproleselan (also known as APL-106), enabling the initiation of a Phase 1 pharmacokinetics and tolerability trial and a planned Phase 3 bridging trial of APL-106 in combination with chemotherapy in relapsed/refractory AML. In 2021, APL-106 was granted Breakthrough Therapy Designation from the China NMPA CDE for the treatment of relapsed/refractory AML. In 2021, Apollomics enrolled the first patient in the Phase 1 trial and enrolled the first patient in the Phase 3 portion of the trial later in 2021.

In 2020, we also entered into a clinical supply agreement with Apollomics under which we will manufacture and supply uproleselan product to Apollomics at agreed upon prices. Apollomics has the option to begin manufacture after appropriate material transfer requirements are met. During the year ended December 31, 2021, we recognized $1.1 million in revenue from the sale of clinical supplies to Apollomics under the clinical supply agreement. There were no sales of clinical supplies to Apollomics during the nine months ended September 30, 2023 or 2022.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting and consulting services. We anticipate that our general and administrative expenses will increase in the future as we undertake potential regulatory filing and commercialization efforts for uproleselan.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

The following tables set forth our results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022
Revenue	$—	$—	$—	—
Costs and expenses:
Research and development expense	5,292	4,923	369	7%
General and administrative expense	4,522	3,845	677	18%
Total costs and expenses	9,814	8,768	1,046	12%
Loss from operations	(9,814)	(8,768)	(1,046)	(12)%
Interest income	611	244	367	150%
Net loss and comprehensive loss	$(9,203)	$(8,524)	$(679)	(8)%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022
Revenue	$—	$75	$(75)	(100)%
Costs and expenses:
Research and development expense	14,783	22,500	(7,717)	(34)%
General and administrative expense	14,901	14,356	545	4%
Total costs and expenses	29,684	36,856	(7,172)	(19)%
Loss from operations	(29,684)	(36,781)	7,097	19%
Interest income	1,864	336	1,528	455%
Net loss and comprehensive loss	$(27,820)	$(36,445)	$8,625	24%

Revenue

We did not recognize any revenue during the three and nine months ended September 30, 2023 or in the three months ended September 30, 2022. We recognized $75,000 during the nine months ended September 30, 2022 from our agreements with Apollomics described above.

Research and Development Expense

The following tables summarize our research and development expense by functional area for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022
Clinical development	$2,154	$1,768	$386	22%
Manufacturing and formulation	462	362	100	28%
Contract research services, consulting and other costs	340	225	115	51%
Laboratory costs	405	425	(20)	(5)%
Personnel-related	1,720	1,900	(180)	(9)%
Stock-based compensation	211	243	(32)	(13)%
Research and development expense	$5,292	$4,923	$369	7%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022
Clinical development	$4,454	$7,578	$(3,124)	(41)%
Manufacturing and formulation	1,177	4,909	(3,732)	(76)%
Contract research services, consulting and other costs	1,421	937	484	52%
Laboratory costs	1,206	1,391	(185)	(13)%
Personnel-related	5,847	6,853	(1,006)	(15)%
Stock-based compensation	678	832	(154)	(19)%
Research and development expense	$14,783	$22,500	$(7,717)	(34)%

The following tables summarize our research and development expense by drug candidate for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022
Uproleselan	$1,993	$2,094	$(101)	(5)%
GMI-1687	823	58	765	1,319%
Other research and development	545	628	(83)	(13)%
Personnel-related and stock-based compensation	1,931	2,143	(212)	(10)%
Research and development expense	$5,292	$4,923	$369	7%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022
Uproleselan	$5,743	$11,526	$(5,783)	(50)%
GMI-1687	877	1,201	(324)	(27)%
Other research and development	1,638	2,088	(450)	(22)%
Personnel-related and stock-based compensation	6,525	7,685	(1,160)	(15)%
Research and development expense	$14,783	$22,500	$(7,717)	(34)%

Our research and development expense increased by $369,000 for the three months ended September 30, 2023 as compared to 2022 primarily due to:

●	increased clinical development costs related to the Phase 1a trial of GMI-1687 in healthy adult volunteers, which was initiated in August 2023; partially offset by

●	decreased personnel-related and stock-based compensation costs due to a lower number of personnel.

Our research and development expense for the nine months ended September 30, 2023 decreased by $7.7 million compared to the same period ended September 30, 2022 primarily due to:

●	decreased clinical development and manufacturing costs related to uproleselan, as patient enrollment ended in our Phase 3 clinical trial in November 2021 and in the NCI Phase 2/3 clinical trial in December 2021; and

●	decreased personnel-related and stock-based compensation costs due to a workforce reduction in our research and discovery department in April 2022.

General and Administrative Expense

The following tables summarize the components of our general and administrative expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022
Personnel-related	$1,682	$1,387	$295	21%
Stock-based compensation	677	672	5	1%
Legal, consulting and other professional expenses	1,918	1,604	314	20%
Other	245	182	63	35%
General and administrative expense	$4,522	$3,845	$677	18%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022
Personnel-related	$5,385	$4,981	$404	8%
Stock-based compensation	1,938	2,127	(189)	(9)%
Legal, consulting and other professional expenses	6,763	6,599	164	2%
Other	815	649	166	26%
General and administrative expense	$14,901	$14,356	$545	4%

General and administrative expenses increased by $0.7 million and $0.5 million, respectively, for the three and nine months ended September 30, 2023 as compared to the same periods in 2022. The increases were primarily due to higher personnel-related expenses and higher professional fees as the company advances uproleselan and prepares for potential regulatory submission and commercialization.

Interest Income

During the three and nine months ended September 30, 2023, interest income increased by $0.4 million and $1.5 million, respectively, due to higher interest rates on cash and cash equivalents as compared to the same periods in 2022.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations primarily through public offerings and private placements of our capital stock, including through our at-the-market sales facility with Cowen. As of September 30, 2023, we had $49.4 million in cash and cash equivalents.

In 2020, we entered into an at-the-market sales agreement, or the 2020 Sales Agreement, with Cowen and sold an aggregate of 4,117,363 shares of common stock through June 30, 2022 for net proceeds of $14.4 million.

In March 2022, we filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. On April 28, 2022, we terminated the 2020 Sales Agreement and entered into a new at-the-market sales agreement, or the 2022 Sales Agreement, with Cowen. Under the 2022 Sales Agreement, we may sell up to $100.0 million in shares of our common stock. During the year ended December 31, 2022, we sold 1,953,854 shares of common stock under the 2022 Sales Agreement at a weighted average price of $2.22 per share, for aggregate net proceeds of $4.2 million, after deducting commissions and offering expenses. During the nine months ended September 30, 2023, we sold 9,822,930 shares of common stock under the 2022 Sales Agreement at a weighted average price of $3.01 per share, for aggregate net proceeds of $28.7 million, after deducting commissions and offering expenses. As of September 30, 2023, $66.0 million remained available to be sold under the 2022 Sales Agreement.

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

As of September 30, 2023, our significant contractual obligations consisted solely of rent obligations under a non-cancelable lease for our current office space in Rockville, Maryland, which, as amended, has a term through January 2025. Our total remaining obligations under this lease as of September 30, 2023 were $1.1 million.

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

Cash Flows

The following is a summary of our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(27,265)	$(38,546)
Investing activities	(21)	(84)
Financing activities	28,823	—
Net change in cash and cash equivalents	$1,537	$(38,630)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 and 2022 was primarily the result of ongoing clinical costs associated with our uproleselan clinical development programs and preparations for potential commercialization. These cash expenses were offset by non-cash expenses for stock-based compensation, lease expense and depreciation.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was for computer, office and laboratory equipment and was immaterial.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023 primarily consisted of the net proceeds received from sales of our common stock under our at-the-market facility with Cowen of $28.7 million. There were no financing activities for the nine months ended September 30, 2022.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLYCOMIMETICS, INC.

Date: November 3, 2023	By:	/s/ Brian M. Hahn
Brian M. Hahn
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)