Form 10-K
period 2023-12-31
GLYCOMIMETICS INC
filed 2024-03-27
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $109.3 million based on the closing price of the registrant’s Common Stock, as reported by the Nasdaq Global Market, on such date.

At March 25, 2024, 64,450,385 shares of GlycoMimetics, Inc.’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of GlycoMimetics, Inc.’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Among these important risks are the following:

●	We have incurred significant losses since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.
●	We will need substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed, we may not be able to continue as a going concern and could be forced to delay, reduce or eliminate our drug development programs or potential commercialization efforts.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our drug candidates.
●	We have only one drug candidate in a late-stage clinical trial. All of our other drug candidates are in earlier stages of clinical trials or in preclinical development. If we or our collaborators are unable to commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.
●	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.
●	If serious adverse or unacceptable side effects are identified during the development of our drug candidates, we may need to abandon or limit the development of some of our drug candidates.
●	We may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	Our success depends in part on current and future collaborations. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.
●	We expect to rely on third parties to conduct our future clinical trials for drug candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	We contract with third parties for the manufacturing of our drug candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or drugs, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	We, or our third-party manufacturers, may be unable to successfully scale-up manufacturing of our drug candidates in sufficient quality and quantity, which would delay or prevent us from conducting our ongoing and planned clinical trials and developing our drug candidates.
●	Our business could be adversely impacted by the effects of health epidemics or pandemics in regions where we or third parties on whom we rely have significant manufacturing facilities, clinical trial sites or other business operations.
●	Even if any of our drug candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
●	We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.
●	If we are unable to obtain and maintain patent protection for our drug candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates may be impaired.

●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
●	If we or our collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize our drug candidates and our ability to generate revenue will be materially impaired.
●	Even though we have obtained Orphan Drug designation for several of our drug candidates, we may not be able to obtain orphan drug marketing exclusivity for these or any of our other drug candidates.
●	The FDA fast track designation and additional Breakthrough Therapy designation for uproleselan may not actually lead to a faster development or regulatory review or approval process.
●	Failure to obtain marketing approval in international jurisdictions would prevent our drug candidates from being marketed abroad.
●	A variety of risks associated with developing and marketing our drug candidates internationally could hurt our business.
●	Any drug candidate for which we obtain marketing approval could be subject to post-marketing restrictions or recall or withdrawal from the market, and we may therefore be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our drug candidates, when and if any of them are approved.
●	Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug candidates and affect the prices we may obtain.
●	Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.
●	If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations, including our clinical trials; reputational harm; loss of revenue and profits; and other adverse consequences.
●	Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

i

PART I

ITEM 1.	BUSINESS

Company Overview

We are a late clinical-stage biotechnology company focused on improving the lives of people living with cancer and inflammatory diseases by leveraging the inhibition of carbohydrate interactions that occur on the surface of cells. We are developing a pipeline of proprietary glycomimetics, which are small molecules that mimic the structure of carbohydrates involved in important biological processes, to inhibit disease-related functions of carbohydrates such as the roles they play in cancers and inflammation. We believe this represents an innovative approach to drug discovery to treat a wide range of diseases. We are focusing our efforts on drug candidates for diseases that we believe will qualify for Orphan Drug designation.

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

In June 2023, the FDA cleared the addition of a protocol amendment to our pivotal Phase 3 trial to allow for a time-based analysis of the primary endpoint of overall survival to be conducted after a defined cutoff date, if the 295 survival events originally planned for an event-driven analysis have not been observed by that date. We expect patient data cutoff to occur by the end of the first quarter of 2024, and thereafter to report topline results from the trial in the second quarter of 2024. We are continuing our preparation for a potential submission of a new drug application, or NDA, with the FDA by the end of 2024 if the results of the pivotal Phase 3 trial are positive.

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

In May 2023, the FDA agreed to our initial Pediatric Study Plan, or iPSP. In October 2023, the European Medicines Agency also agreed to our Pediatric Investigational Plan, or PIP. The iPSP and the PIP each include a deferral for study completion and a waiver for children less than 28 days of age. As part of the pediatric plans, an NCI-sponsored Phase 1 pediatric trial is currently being conducted by the Children’s Oncology Group Pediatric Early Phase Clinical Trials Network. This dose escalation study will evaluate the safety and preliminary activity of uproleselan plus fludarabine and high dose cytarabine in pediatric AML patients after two or more prior therapies. Enrollment in the Phase 1 portion is expected to be up to 18 patients. The first patient was enrolled in October 2023.

GMI-1687

We have rationally designed an innovative antagonist of E-selectin, GMI-1687, that could be suitable for subcutaneous administration. Initially developed as a potential life-cycle extension to uproleselan, when given by subcutaneous injection in animal models, GMI-1687 has been observed to have equivalent activity to uproleselan, but at an approximately 500-fold lower dose. This level of activity was obtained following injections under the skin and could alleviate the need for intravenous infusions. Based on these compound characteristics, we believe that GMI-1687 could be developed to broaden the clinical usefulness of an E-selectin antagonist to conditions where outpatient treatment is preferred or required. In December 2023, we completed enrollment of 40 subjects in a Phase 1a trial of GMI-1687 in healthy adult volunteers.

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

GMI-1359

We also designed GMI-1359, a drug candidate that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. In the fourth quarter of 2021, we terminated a Phase 1b trial of GMI-1359 in hormone receptor positive breast cancer patients whose tumors had spread to bone and deactivated the existing GMI-1359 IND in August 2022. We are not currently developing GMI-1359 and are seeking a licensing partner to continue clinical development of this drug candidate.

Our Strategy

Our goal is to be the leader in the discovery, development and commercialization of novel glycomimetic drugs to address unmet medical needs resulting from diseases in which carbohydrate biology plays a key role. Leveraging the potentially broad applicability of our proprietary glycomimetics platform, our initial focus is to internally develop and advance orphan drug candidates targeted at hematologic cancers and other diseases, and to out-license any drug candidates we may develop that are targeted at larger market opportunities. The key elements of our strategy are to:

●	Complete clinical development of and obtain regulatory approval for uproleselan for the treatment of adults with relapsed/refractory AML. In November 2021, we completed enrollment in a randomized, double-blind, placebo-controlled Phase 3 clinical trial to evaluate uproleselan in adults with relapsed/refractory AML. Trial design was aligned with guidance received from the FDA. In this single pivotal trial, we enrolled 388 adult patients with relapsed or refractory AML at centers in the United States, Canada, Europe and Australia. We expect to report topline results from the trial in the second quarter of 2024. If results from this Phase 3 clinical trial are positive, we plan to apply for regulatory approval from the FDA by year end 2024 and potentially the European Medicines Agency, or EMA.

●	Explore the potential use of uproleselan in other AML patient populations through third-party collaborations. We are currently collaborating with the NCI on two clinical trials. Enrollment has been completed in a Phase 2/3 clinical trial of uproleselan in previously untreated older adults with AML who are fit for intensive chemotherapy. The second is a Phase 1/2 dose escalation study that will evaluate the safety and preliminary activity of uproleselan plus fludarabine and high dose cytarabine in pediatric AML patients after two or more prior therapies. Under the terms of our collaboration, the NCI may fund additional research, including preclinical experiments and clinical trials evaluating alternative chemotherapy regimens.
●	Expand the potential use of our E-selectin antagonists (uproleselan and GMI-1687) in other select territories through out-licensing arrangements. In January 2020, we entered into an exclusive collaboration and license agreement with Apollomics for the development and commercialization of uproleselan and GMI-1687 in Greater China. Apollomics is responsible, at its cost, for clinical development and commercialization of uproleselan in Greater China, and will work with us to advance the preclinical and clinical development of GMI-1687. We have also entered into separate agreements to provide clinical and commercial supplies of uproleselan and GMI-1687 to Apollomics, and we retain all rights for both compounds in the rest of the world.
●	Advance the development of GMI-1687 for the treatment of acute vaso-occlusive events, or VOE, and hematologic malignancies, alone or with a licensing partner. We plan to develop our selectin antagonists for the treatment of acute VOE in patients with SCD and as a life-cycle extension to uproleselan in additional hematologic malignancies. We completed a Phase 1a trial in healthy adult volunteers in December 2023 which met its primary and secondary endpoints with no dose-limited toxicities or safety signals.
●	Apply our insights and our glycomimetics platform to other carbohydrate targets beyond selectins. We have identified additional opportunities where carbohydrates play critical roles in disease processes and where we believe we can apply our platform to create targeted glycomimetic drugs. We have designed antagonists that specifically block binding of galectin-3 to carbohydrate structures. We have identified a highly potent galectin-3 compound that potentially could be administered orally and plan to conduct additional preclinical studies to further characterize effects of galectin-3 antagonists on inflammation and fibrosis, as well as immune processes.

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

Our initial focus is on selectin antagonists, which we believe have potential to address unmet medical needs in a number of orphan and large market opportunities. Selectins have been shown to play a key role in a wide range of diseases, including hematologic disorders, inflammatory diseases, cancers and cardiovascular diseases.

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

Acute Myeloid Leukemia

AML is a hematologic cancer that is characterized by the rapid growth of abnormal white blood cells that accumulate in bone marrow and interfere with production of normal blood cells. A relatively rare disease, AML nonetheless accounts for the largest number of annual deaths from leukemia in the United States. According to the Surveillance, Epidemiology, and End Results Program managed by the NCI, there were an estimated 20,380 new cases of AML diagnosed in 2023 in the United States. AML caused an estimated 11,310 deaths in 2023 in the United States.

Median age at AML diagnosis is 69 years old. In a review published in the Journal of Clinical Oncology, median overall survival of patients 60 years old or older was nine months. Overall five-year relative survival rate for all AML patients from 2013 to 2019 was 31.7%. Relative survival is a statistical measure of net survival that is calculated by comparing observed survival with expected survival from a comparable set of people who do not have AML, in order to measure excess mortality associated with an AML diagnosis.

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

Enrollment in this pivotal trial began in the fourth quarter of 2018, and we completed enrollment of the trial with a total of 388 patients in November 2021 at centers in the United States, Canada, Europe and Australia. As described above, we expect patient data cutoff to occur by the end of the first quarter of 2024, and thereafter to report topline results from the trial in the second quarter of 2024.

We are collaborating with both the NCI and the Alliance for Clinical Trials in Oncology to conduct a Phase 2/3 randomized, controlled clinical trial testing addition of uproleselan to a standard cytarabine/daunorubicin chemotherapy regimen (7&3) in older adults with previously untreated AML who are fit for intensive chemotherapy. Following completion of enrollment of the Phase 2 portion of the study, which occurred in December 2021, there will be an interim analysis of EFS. The full trial is expected to enroll approximately 670 patients with a primary endpoint of overall survival, which is defined as the time from date of randomization to death from any cause. The NCI may also fund additional research, including clinical trials involving pediatric patients with AML, as well as preclinical experiments and clinical trials evaluating alternative populations and chemotherapy regimens. We intend to supply uproleselan as well as provide financial support to augment data analysis and monitoring for the Phase 2/3 program. Completion of enrollment now sets the stage for a planned evaluation of the Phase 2 portion of the trial to determine whether the prespecified threshold for continuing to Phase 3 has been met based on EFS results.

An NCI-sponsored Phase 1 pediatric trial is also currently being conducted by the Children’s Oncology Group Pediatric Early Phase Clinical Trials Network. The Phase 1/2 dose escalation study will evaluate the safety and preliminary activity of uproleselan plus fludarabine and high dose cytarabine in pediatric AML patients after two or more prior therapies. Enrollment in the Phase 1 trial is expected to be up to 18 patients. The first patient was enrolled in October 2023.

Uproleselan is also being studied in multiple investigator-initiated trials, or IITs. In July 2021, clinicians at the University of California (UC) Davis Comprehensive Cancer Center initiated dosing of the first patient in a clinical study of uproleselan combined with venetoclax and azacitidine for treatment of older or unfit patients with treatment-naïve AML. The goal of the two-part IIT is first to determine a recommended Phase 2 dose, and then to explore efficacy in a dose expansion cohort. Up to 31 patients will be enrolled. Results for 8 enrolled patients were presented at the 64th American Society of Hematology (ASH) Annual Meeting in December 2022.  Preliminary results from this phase 1 study revealed a tolerable safety profile of uproleselan with venetoclax and azacitidine in patients with untreated AML ineligible for induction chemotherapy. There were no dose-limiting toxicities, or DLTs, observed and the most common grade 3-4 adverse events, or AEs, and serious adverse events, or SAEs, were hematologic. The combination showed promising preliminary efficacy, including a 50% rate of MRD negative CR/CRi.

In July 2021, clinicians at the University of Texas MD Anderson Cancer Center treated the first patient in a Phase 1b/2 study evaluating uproleselan, added to cladribine plus low dose cytarabine, in patients with treated secondary AML (ts-AML). Considered a distinct high-risk subset of AML with an adverse prognosis, ts-AML is defined as AML arising from a previously treated antecedent myeloid neoplasm (myelodysplastic syndrome or myeloproliferative neoplasm). Median survival of ts-AML is less than 5 months.

The Phase 1b/2 single-arm trial is enrolling patients 18 years or older, with a diagnosis of ts-AML who have not received therapy for their AML. Clinicians plan to enroll approximately 25 patients in the trial. The results for 20 enrolled patients were presented in a poster at ASH in December 2023. Preliminary results from 18 evaluable patients at median of 8.1 months follow-up found cladribine and low dose cytarabine combined with uproleselan generated few treatment-related adverse events. The combination produced an overall response rate of 39% and reduced bone marrow blasts in 72% of patients. Median overall survival was 5.3 months.

In June 2023, the first pediatric patient was treated with uproleselan in an investigator-initiated, single-arm, multi-center Phase 1/2 trial to assess safety and tolerability, as well as determine an RP2D of uproleselan plus myeloablative, busulfan-based, pre-transplant conditioning for treatment of AML. The Phase 2 trial will further assess the preliminary uproleselan efficacy at the RP2D. The trial will enroll up to 28 patients (Age ≥12 months and ≤ 30 years).

GMI-1687 Clinical Development

In 2020, we reported on expanded preclinical studies with GMI-1687 in which the subcutaneous administration of GMI-1687 was effective in restoring blood flow in occluded blood vessels in a mouse model of SCD. We believe that these data support potential development of GMI-1687 for subcutaneous use and self-administration with the potential for use in the early intervention of VOE. In May 2022, we filed an investigational new drug application, or IND, for GMI-1687 as a potential treatment for SCD and received the “safe to proceed” letter from the FDA in June 2022. In December 2023, we completed enrollment of 40 subjects in a double-blind, single-center, randomized, placebo-controlled, sequential, single ascending dose Phase 1a trial of GMI-1687 in healthy adult volunteers. Eligible subjects received a single subcutaneous injection of GMI-1687 or placebo (6:2 ratio). Five dose levels were evaluated, including 3.3, 10, 20, 40, and 80 mg. The study met its primary and secondary endpoints of safety/tolerability and pharmacokinetics. There were no observed dose limiting toxicities or safety signals. Subcutaneous dosing achieved target therapeutic plasma concentration and linear pharmacokinetics with rapid renal clearance across all dosing levels. Analysis of data is ongoing with full results expected to be presented at an upcoming medical conference.

Our Collaboration with Apollomics for Uproleselan and GMI-1687

In 2020, we entered into an exclusive collaboration and license agreement with Apollomics for the development and commercialization of uproleselan and GMI-1687 for all fields and all uses in Greater China. We and Apollomics will also collaborate to advance the preclinical and clinical development of GMI-1687.

We are eligible to receive potential milestone payments totaling approximately $180.0 million based on the achievement of specified development, regulatory and commercial milestones, as well as tiered royalties ranging from the high single digits to 15% based on net sales. Apollomics will be responsible for all costs related to development, regulatory approvals and commercialization in Greater China for uproleselan and GMI-1687. We retain all rights for both compounds in the rest of the world and have agreed to supply uproleselan and GMI-1687 to Apollomics pursuant to clinical and commercial supply agreements.

We have also entered into a clinical supply agreement with Apollomics under which we will manufacture and supply uproleselan product to Apollomics at agreed upon prices. Apollomics has the option to begin manufacture after appropriate material transfer requirements are met.

In 2020, the China National Medical Products Administration, or NMPA, Center for Drug Evaluation, or CDE, granted IND approval for uproleselan (also referred to as APL-106), enabling the initiation of a Phase 1 PK and tolerability study. The IND approval also included acceptance of a Phase 3 bridging study of APL-106 in combination with chemotherapy in relapsed/refractory AML. In January 2021, APL-106 was granted Breakthrough Therapy designation from the China NMPA CDE for the treatment of relapsed/refractory acute myeloid leukemia. In January 2024, Apollomics announced the completion of enrollment in the Phase 3 bridging study. A total of 140 adult patients across 20 sites in Greater China with primary refractory AML or relapsed AML (first or second untreated relapse) and eligible to receive induction chemotherapy were randomized to receive either uproleselan combined with chemotherapy or placebo plus chemotherapy. The primary endpoint for the Phase 3 bridging study is overall survival. Secondary outcome measures include the rate and duration of remission and whether uproleselan can reduce the rate of oral mucositis, a chemotherapy-related side effect.

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

Galectin Antagonists (GMI-2093)

We continue to optimize compounds and expect to conduct additional preclinical experiments to further characterize the effects of our galectin-3 antagonists on immune processes, fibrotic-associated disease progression and to determine if these compounds can be orally bioavailable. One such compound, GMI-2093, has been observed to be 30% bioavailable through oral administration. In March 2022, we selected GMI-2093 for evaluation in preclinical studies. We are currently evaluating options for further development of GMI-2093 as a potential treatment for fibrosis and in oncology indications.

Intellectual Property

We strive to protect the intellectual property that we believe is important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our drug candidates and their methods of use. We have issued patents which cover uproleselan (previously known as GMI-1271) and methods of use that are expected to expire between 2032 and 2039. In addition, we have several pending patent applications covering uproleselan and/or methods of using it, the last expiring of which, if issued, currently would be predicted to expire in 2041. We also have issued patents which cover GMI-1359 and methods of use that are expected to expire between 2036 and 2037. In addition, we have several pending patent applications covering GMI-1359 and/or methods of using it, the last expiring of which, if issued, currently would be predicted to expire in 2042. We also have two issued patents covering GMI-1687 that are expected to expire in 2037. In addition, we have several pending patent applications covering GMI-1687 and/or methods of using it, the last expiring of which, if issued, currently would be predicted to expire in 2041. We also have several pending patent applications directed to our lead galectin antagonist compounds and their methods of use, the last of which, if issued, currently would be predicted to expire in 2042. We also rely on trade secret protection for our confidential and proprietary information and careful monitoring of such information to protect aspects of our business.

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

In January 2024, we entered into a project agreement with Patheon Manufacturing Services LLC, part of Thermo Fisher Scientific, or Patheon, for manufacture and supply of uproleselan for commercial sale should we receive marketing approval from the FDA. Pursuant to the agreement, Patheon will manufacture commercial supplies of injectable uproleselan from active pharmaceutical ingredient we supply, and will also be responsible for supplying the other required raw materials and other supportive manufacturing services such as quality control testing for raw materials, packaging components and finished product. The initial term of the agreement is through year end 2026 with automatic 3-year renewal periods unless otherwise terminated by either party. We have provided Patheon with our forecast of required annual volumes through 2027.

Commercialization

We have not yet established a sales, marketing or drug distribution infrastructure. We generally expect to retain commercial rights in the United States for our drug candidates. We believe that it will be possible for us to access the U.S. market for those drug candidates through a focused, specialized, key account sales force. With respect to uproleselan and GMI-1687, we have granted Apollomics exclusive commercialization rights in Greater China, and we may grant similar rights to third parties for our drug candidates in other jurisdictions around the world.

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

The following therapies have been approved by the FDA for treatment of AML:

●	VANFLYTA® (quizartinib), a prescription medicine commercialized by Daiichi-Sankyo to be used in combination with certain chemotherapy medicines and alone as maintenance therapy to treat adults with newly diagnosed AML with a FLT3-ITD mutation;
●	RYDAPT® (midostaurin), an oral prescription medicine commercialized by Novartis to be used in combination with certain chemotherapy medicines to treat adults with newly diagnosed AML who have a defect in a gene called FLT3;
●	IDHIFA® (enasidenib), a prescription medicine commercialized by Celgene and intended to treat people with AML with an isocitrate dehydrogenase-2 (IDH2) mutation whose disease has come back or has not improved after previous treatments;
●	VYXEOS® (daunorubicin and cytarabine), commercialized by Jazz Pharmaceuticals and indicated for the treatment of adults with newly diagnosed therapy-related AML (t-AML) or AML with myelodysplasia-related changes (AML-MRC);
●	MYLOTARGTM (gemtuzumab ozogamicin), commercialized by Pfizer and indicated for treatment of newly-diagnosed CD33-positive AML in adults (in combination with daunorubicin and cytarabine) and for treatment of relapsed or refractory CD33-positive AML in adults and in pediatric patients aged 2 years and older as a stand-alone treatment;
●	TIBSOVO® (ivosidenib), a prescription medicine commercialized by Servier Pharmaceuticals to be used in combination with azacitidine (azacitidine for injection) for newly diagnosed AML with a susceptible IDH1 mutation, as detected by an FDA-approved test in adults 75 years or older or who have comorbidities that preclude use of intensive induction chemotherapy;
●	XOSPATA® (gilteritinib), an oral prescription medicine commercialized by Astellas and intended to treat people with AML with a FLT3 gene mutation whose disease has come back or has not improved after previous treatments;
●	DAURISMOTM (glasdigib), an oral prescription medicine commercialized by Pfizer to be used in combination with low-dose cytarabine, for the treatment of newly diagnosed AML in adult patients who are 75 years of age or older or who have comorbidities that preclude use of intensive induction chemotherapy;

●	VENCLEXTA® (venetoclax), an oral prescription medicine commercialized by AbbVie/Genentech to be used in combination with azacitidine, or decitabine, or low-dose cytarabine to treat adults with newly diagnosed AML who are 75 years of age or older or who have other medical conditions that prevent the use of standard chemotherapy;
●	ONUREG® (Azacitidine), an oral prescription medicine for continued treatment of adult patients with AML who achieved CR or CRi following intensive induction chemotherapy and are not able to complete intensive curative therapy; and
●	RezlidhiaTM (olutasidenib), an oral prescription medicine commercialized by Rigel Pharmaceuticals to be used for the treatment of relapsed or refractory AML with a susceptible IDH1 mutation as detected by an FDA-approved test.

While many chemotherapies and targeted therapies, either approved or in development for hematologic malignancies, will likely be complementary to uproleselan, there are also therapies in development that could be directly competitive with uproleselan. Additionally, there are a number of CXCR4 antagonists in clinical development that target the bone marrow microenvironment in order to mobilize and sensitize cancer cells to chemotherapy or other therapies.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Drug Supply Chain Security Act and state laws that limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the Final HIPAA Omnibus Rule published on January 25, 2013, imposes specified requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities (or other business associates) that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, and their covered subcontractors. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which are not pre-empted by HIPAA, differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including administrative, criminal and civil monetary penalties, damages, fines, disgorgement, imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

Since its enactment, there have been judicial, administrative, executive, and Congressional legislative challenges to certain aspects of the PPACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any such challenges and healthcare reform measures of the Biden administration will impact PPACA and our business.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, as amended, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which began in 2013 and, due to subsequent legislative amendments, will continue until 2032 unless additional Congressional action is taken. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could influence the purchase of medicines and reduce reimbursement and/or coverage of our product candidates, if approved.

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

Employees and Human Capital Resources

As of December 31, 2023, we had 35 full-time employees, all of whom are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Corporate Information

We were incorporated under the laws of the State of Delaware in 2003. Our principal executive offices are located at 9708 Medical Center Drive, Rockville, Maryland 20850. Our telephone number is (240) 243-1201.

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

We have incurred significant losses since our inception and, as of December 31, 2023, we had an accumulated deficit of $456.5 million. In recent years, we have financed our operations primarily with proceeds from public offerings of our common stock.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. We have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially and our negative cash flows from operating activities will continue over the next 12 months and beyond as we:

●	conduct our ongoing clinical trials and initiate additional clinical trials of our drug candidates, including the completion of our planned Phase 3 clinical trial of uproleselan and potential submission of an NDA to the FDA;
●	continue the research and preclinical development of our drug candidates;
●	seek to discover and develop additional drug candidates;
●	seek regulatory approvals for any drug candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drugs for which we may obtain regulatory approval;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, quality control, regulatory and scientific personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and planned future commercialization efforts; and
●	incur legal, accounting, insurance and other expenses in operating as a public company.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2024. However, we will need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:

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

Identifying potential drug candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we or any current or future collaborators may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our drug candidates, if approved, may not achieve commercial success. Accordingly, our ability to fund our operations is dependent upon management’s plans, which include raising additional capital in the near term primarily through a combination of equity and debt financings, collaborations and strategic alliances. There can be no assurances that new financings or other transactions will be available to us on commercially acceptable terms, or at all. Our ability to raise additional capital may also be adversely impacted by global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide. If we are unable to raise capital to fund our operations when needed or on attractive terms, we could be forced to delay, reduce the scope of or eliminate our research and development programs or any future commercialization efforts, which would have a material adverse effect on our business, financial condition, results of operations and ability to operate as a going concern.

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

As of December 31, 2023, we had federal and state net operating loss carryforwards of $322.5 million, research and development tax credit carryforwards of $10.9 million and $42.3 million of orphan drug tax credit carryforwards. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2026, the research and development tax credits in 2024 and the orphan drug tax credit in 2033. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under federal income tax laws, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We could experience ownership changes in the future that would limit our ability to use our net operating loss carryforwards.

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

We have only one drug candidate in a late-stage clinical trial. All of our other drug candidates are in earlier stages of clinical trials or in preclinical development. If we or our collaborators are unable to commercialize our drug candidates or experience significant delays in doing so, our business will be materially harmed.

Uproleselan is our only drug candidate that is in a Phase 2 or Phase 3 clinical trial. Our other drug candidates are in earlier stages of clinical trials or in preclinical development. We have not completed the development of any drug candidates, we currently generate no revenue from the sale of any drugs and we may never be able to develop a marketable drug. As a company, we have no experience in submitting and obtaining FDA approval for an NDA and, even if our uproleselan trials are successful, FDA may disagree with our interpretation of the data and our NDA may receive either a refusal to file letter or complete response letter. We have invested substantially all of our efforts and financial resources in the development of our glycomimetics platform, the identification of potential drug candidates using that platform and the development of our drug candidates. Our ability to generate revenue from our other drug candidates, which we do not expect to occur for many years, if ever, will depend heavily on their successful development and eventual commercialization. The success of those drug candidates will depend on several factors, including:

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

We are seeking licensing partners for development of GMI-1359. If any collaborations we might enter into do not result in the successful development and commercialization of drugs, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. For example, in 2020, our former collaborator Pfizer terminated its license agreement with us for the worldwide development and commercialization of our prior drug candidate rivipansel, thereby eliminating our right to receive any future development or commercialization milestones or royalty payments for sales of that drug candidate. In addition, even if we are eligible to receive any such payments from a collaborator, they could be substantially delayed. If we do not receive the funding we expect under these agreements, the development of our drug candidates could be delayed and we may need additional resources to develop our drug candidates. All of the risks relating to drug development, regulatory approval and commercialization described in this report also apply to the activities of our collaborators.

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

We also expect to rely on third-party manufacturers or third-party collaborators for the manufacturing of commercial supply of any other drug candidates for which we or our collaborators obtain marketing approval. For example, in January 2024 we entered into an agreement with Patheon Manufacturing Services LLC, or Patheon, for manufacture and supply of uproleselan for commercial sale should we receive marketing approval from the FDA. Pursuant to the agreement, Patheon will manufacture commercial quantities of injectable uproleselan from active pharmaceutical ingredient we supply under a separate agreement for the manufacture of drug substance with another third-party manufacturer, Carbogen Amcis AG.

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

Our business could be adversely affected by health epidemics or pandemics in regions where we have concentrations of clinical trial sites or other business operations and could cause significant disruption in the operations of third-party collaborators, manufacturers and CROs upon whom we rely.

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

Factors that may inhibit our efforts to commercialize our drugs on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to physicians or our failure to educate adequate numbers of physicians on the benefits of any future drugs;
●	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more products; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we are unable to establish our own sales, marketing and distribution capabilities and therefore enter into arrangements with third parties to perform these services, our revenue and our profitability, if any, are likely to be lower than if we were to sell, market and distribute any drugs that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our drug candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drugs effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates.

We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.

The development and commercialization of new drugs is highly competitive. We face competition with respect to our current drug candidates, and we will face competition with respect to any drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Should any competitors’ drug candidates receive regulatory or marketing approval prior to ours, they may establish a strong market position and diminish the need for our drug candidates.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our drug candidates without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our drug candidates, including interference or derivation proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

If a drug is intended for the treatment of a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for this disease or condition, the drug sponsor may apply for the FDA fast track designation. If fast track designation is obtained, the FDA may initiate review of sections of a NDA before the application is complete. This “rolling review” is available if the applicant provides, and the FDA approves, a schedule for submission of the individual sections of the application.

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

Pursuant to the terms of our collaboration and license agreement, Apollomics is responsible for the clinical development and commercialization of uproleselan and GMI-1687 in Greater China. Any delay or disruptions in clinical development could result in the delay of any potential milestone payments to us under the license and collaboration agreement, which could have a material adverse effect on our financial position and results of operations.

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

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs, such as Medicare and Medicaid;
●	federal civil and criminal false claims laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, and civil monetary penalty laws that prohibit individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates and covered subcontractors that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Open Payments program, pursuant to the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members, with disclosure of such information to be made by CMS on a publicly available website; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In the United States and some foreign jurisdictions, there have been a number of enacted and proposed legislative and regulatory changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug candidates for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts, which include major legislative initiatives to reduce the cost of care through changes in the healthcare system, including limits on the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively PPACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, improve quality of care, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (increased to 70 percent, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There have been judicial and Congressional challenges to certain aspects of PPACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and healthcare reform measures of the Biden administration will impact PPACA and our business.

Other legislative changes have been proposed and adopted since PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which began in 2013, and, due to subsequent legislative amendments, will stay in effect until 2032, unless additional Congressional action is taken. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could influence the purchase of medicines and reduce reimbursement and/or coverage of our product candidates, if approved. Current and future healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

Risks Related to Our Operations

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations, including our clinical trials; reputational harm; loss of revenue and profits; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets. We rely upon third parties (such as service providers) for our data processing–related activities. We share or receive sensitive data with or from third parties. We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to operate our clinical trials and develop our products. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence (AI), telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

We rely on third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on CROs and CMOs. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties we rely upon experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties we rely upon fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident. A security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident could disrupt our ability (and that of third parties upon whom we rely) to conduct our business. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents, including affected individuals, customers, regulators, and investors. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); interruptions in our operations, including disruption of our uproleselan development program; additional reporting requirements and/or oversight; interruptions or restrictions on processing sensitive data (which could result in delays in obtaining, or our inability to obtain, regulatory approvals and significantly increase our costs to recover or reproduce the data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with use of generative artificial intelligence (AI) technologies by our employees, personnel or vendors.

We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue and profits; and other adverse business impacts.

In the ordinary course of business, we process personal data and other sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, clinical trial participant data, and other sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as federal, state, local and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations governing the processing and security of personal data. These obligations may change, are subject to differing interpretations and may be inconsistent among jurisdictions or conflict. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business; affect our (or the third parties upon which we rely) ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal data; necessitate the acceptance of more onerous obligations in our contracts; result in liability; or impose additional costs on us. These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (GDPR) (EU) 2016/679, or the EU GDPR and the United Kingdom’s GDPR (UK GDPR), or collectively GDPR, impose strict requirements on the processing of personal data. Under the GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines in the event of violations. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some EEA regulators have prevented companies from transferring personal data out of the EEA for allegedly violating the GDPR’s cross-border data transfer limitations.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health data. See “Our current and future business and relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to significant penalties, including criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.” In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or CPRA, collectively CCPA, applies to personal data of consumers, business representatives, and employees who are California residents. These obligations include, but are not limited to, providing specific disclosures in privacy notices and honoring requests of such individuals certain rights related to their personal data. The CCPA provide for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. While the CCPA and other comprehensive state privacy laws contain limited exceptions for clinical trial data, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, clinical trial participants or research subjects about whom we or our vendors obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. We publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

It is possible that, in the future, we may fail or be perceived to have failed to comply with applicable data privacy and security obligations. Moreover, despite our best compliance efforts, our personnel or third parties whom we rely on could fail to comply with such obligations, which could negatively impact our business operations and compliance posture. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions; litigation (including class claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations including, as relevant, clinical trials; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize uproleselan; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

General Risk Factors

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, or additional global financial crises, including related to health epidemics or armed conflicts and geopolitical tensions around the world, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely impact our business.

In addition, our available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of cash in our operating accounts and cash invested in U.S. Government money market funds. At any point in time, the funds in our operating accounts may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail. We can provide no assurances that access to our operating cash or invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Risk management and strategy

We operate in the biopharmaceutical sector, which is a highly regulated sector subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; disruption of our clinical trials, manufacturing or supply chain; violation of privacy laws and other litigation and legal risk; and reputational risk. We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including clinical trial data, intellectual property, confidential information that is proprietary, strategic, financial or competitive in nature, and personal data (“Information Systems and Data”).

Our Information Technology personnel help identify, assess and manage cybersecurity threats and risks that could affect our business and Information Systems and Data, and support our efforts to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment. We use various methods and tools to identify, assess and manage our cybersecurity threats and risks, including, for example, automated tools, industry reports about cybersecurity risks and threats to our industry, third party threat assessments, and penetration testing. In addition, we utilize encryption for certain data at rest and maintain certain network security controls, such as firewalls and virtual private networks.  We also conduct monitoring for certain systems and access controls in place for certain environments and systems, as well as asset management, tracking and disposal associated with onboarding and offboarding of personnel. We maintain cybersecurity insurance.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data.  For example, we have implemented and maintain an incident response plan, and we utilize automated tools designed to help maintain email security. We also have certain system and password policies for computer systems managed and controlled by us, and procedures for incident management to address incidents that could impact subject safety, product quality, and data integrity in relation to our clinical trials and product development.  We also periodically conduct cybersecurity incident tabletop training exercises.

Our assessment and management of material risks from cybersecurity threats is integrated into various aspects of our overall risk management process.  For example, our head of Information Technology evaluates material risks from cybersecurity threats and reports periodically to our Board of Directors’ Audit Committee, which committee is responsible for evaluation of our overall enterprise risk.  We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, cybersecurity software providers, penetration testing firms, auditors, and professional services firms, including legal counsel.  These relationships enable us to leverage specialized knowledge and insights, enabling our cybersecurity strategies and processes to remain consistent with industry best practices.

We rely on third-party service providers to perform a variety of functions throughout our business, such as contract manufacturing organizations, contract research organizations, suppliers and consultants.  We also rely on third parties who operate a cloud-based infrastructure for our information technology systems. We conduct quality audits of certain regulated vendors, which typically include an assessment of such vendor’s information technology systems, and we may also impose appropriate contractual obligations on certain vendors pertaining to information security.  Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our efforts may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K.

Risk Management Personnel

Our Information Technology personnel responsible for cybersecurity risk assessment and management processes are managed by certain members of our executive management, including our Chief Financial Officer.  Together with our executive management, our Information Technology personnel are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel.

Governance

Our Board of Directors addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee of our Board is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our Audit Committee, General Counsel, and other members of our executive management, as appropriate, receive periodic reports from our Chief Financial Officer concerning significant cybersecurity threats and risk and the processes we have implemented to address them.  The Audit Committee also receives various periodic presentations related to cybersecurity threats, risk and mitigation.

ITEM 2.	PROPERTIES

Our principal offices occupy approximately 30,000 square feet of leased office space in Rockville, Maryland, pursuant to a lease agreement expiring on January 31, 2025. We believe that our properties are generally in good condition, well maintained, suitable and adequate to carry on our business. We believe our capital resources are sufficient to lease any additional facilities required to meet our expected growth needs.

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

Stockholders

As of March 25, 2024, we had 64,450,385 shares of common stock outstanding held by 21 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

For the discussion of our financial condition and results of operations and cash flows for the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 29, 2023.

Overview

We are a late clinical-stage biotechnology company focused on improving the lives of people living with cancer and inflammatory diseases by leveraging the inhibition of carbohydrate interactions that occur on the surface of cells. We are developing a pipeline of proprietary glycomimetics, which are small molecules that mimic the structure of carbohydrates involved in important biological processes, to inhibit disease-related functions of carbohydrates such as the roles they play in cancers and inflammation. We believe this represents an innovative approach to drug discovery to treat a wide range of diseases. We are focusing our efforts on drug candidates for diseases that we believe will qualify for orphan drug designation.

Our lead glycomimetic drug candidate, uproleselan, is a specific E-selectin antagonist that we are developing to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, a life-threatening hematologic cancer, and potentially other hematologic cancers. In 2021, we completed enrollment of 388 patients in a randomized, double-blind, placebo-controlled Phase 3 pivotal clinical trial to evaluate uproleselan in individuals with relapsed/refractory AML, the design of which was based on guidance received from the FDA. In September 2022, we submitted a request to the FDA to amend the protocol for the trial to conduct an interim analysis and have the findings reviewed by the trial’s Independent Data Monitoring Committee, or IDMC. In February 2023, the IDMC reviewed the interim utility analysis and recommended that the pivotal Phase 3 clinical trial continue to the originally planned final overall survival events trigger. In June 2023, the FDA cleared the addition of a protocol amendment to our pivotal Phase 3 trial to allow for a time-based analysis of the primary endpoint of overall survival. We expect patient data cutoff to occur by the end of the first quarter of 2024, and thereafter to report topline results from the trial in the second quarter of 2024. We are continuing our preparation for a potential submission of a new drug application, or NDA, with the FDA by the end of 2024 if the topline results are sufficiently positive.

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

In May 2023, the FDA agreed to our initial Pediatric Study Plan, and in October 2023, the European Medicines Agency agreed to our Pediatric Investigational Plan. As part of these pediatric plans, an NCI-sponsored Phase 1/2 pediatric trial is currently being conducted by the Children’s Oncology Group Pediatric Early Phase Clinical Trials Network. The Phase 1 dose escalation study will evaluate the safety and preliminary activity of uproleselan plus fludarabine and high dose cytarabine in pediatric AML patients after two or more prior therapies. Enrollment in the Phase 1 trial is expected to be up to 18 patients. The first patient was enrolled in October 2023.

We have rationally designed an innovative antagonist of E-selectin, GMI-1687, that could be a subcutaneously administered treatment. Initially developed as a potential life-cycle extension to uproleselan, we believe that GMI-1687 could be developed to broaden the clinical usefulness of an E-selectin antagonist to conditions where outpatient treatment is preferred or required. In May 2022, we filed an IND for GMI-1687 as a potential treatment for VOE, a common complication of sickle cell disease, and received the “safe to proceed” letter from the FDA in June 2022. In December 2023, we completed enrollment of 40 subjects in a Phase 1a trial of GMI-1687 in healthy adult volunteers.

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

We also designed GMI-1359, a drug candidate that simultaneously targets both E-selectin and a chemokine receptor known as CXCR4. We are not currently developing GMI-1359 and are seeking a licensing partner to continue clinical development of this drug candidate.

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

Since inception, we have incurred significant operating losses. We had an accumulated deficit of $456.5 million as of December 31, 2023 and we expect to continue to incur significant expenses and operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

●	conduct and complete our ongoing and planned clinical trials of uproleselan, including fulfilling our funding and supply commitments related to the ongoing clinical trials of uproleselan;
●	conduct NDA-enabling activities related to manufacture, toxicology and clinical pharmacology for our product candidates;
●	manufacture additional uproleselan drug supplies for validation and prepare for commercialization;
●	seek regulatory approvals for any drug candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize uproleselan or any other drug candidates for which we may obtain regulatory approval;
●	maintain, expand and protect our intellectual property portfolio;
●	maintain sufficient levels of insurance, including product liability and directors, officers and corporate liability insurance policies; and
●	add personnel to support our drug development and potential future commercialization efforts.

To fund further operations, we will need to raise capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, potentially including the use of our at-the-market sales facility with Cowen, through collaborations or partnerships with other companies, or through the sale of rights to receive royalties on sales of uproleselan or any other potential drug candidates. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents will be sufficient to fund our operations through the fourth quarter of 2024 without giving effect to potential business development opportunities, such as upfront or milestone payments under license and collaboration agreements, or financing activities including the additional sale of common stock under our at-the-market sales facility or otherwise. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Our Agreements with Apollomics

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

In September 2020, the China National Medical Products Administration, or NMPA, Center for Drug Evaluation, or CDE, granted IND approval for uproleselan (also known as APL-106), enabling the initiation of a Phase 1 pharmacokinetics and tolerability study and a Phase 3 bridging study of APL-106 in combination with chemotherapy in relapsed/refractory AML. In January 2021, APL-106 was granted Breakthrough Therapy Designation from the China NMPA CDE for the treatment of relapsed/refractory AML. In January 2024, Apollomics announced the completion of enrollment in the Phase 3 bridging study. A total of 140 adult patients across 20 sites in Greater China with primary refractory AML or relapsed AML (first or second untreated relapse) and eligible to receive induction chemotherapy were randomized to receive either uproleselan combined with chemotherapy or placebo plus chemotherapy. The primary endpoint for the Phase 3 bridging study is overall survival. Secondary outcome measures include the rate and duration of remission and whether uproleselan can reduce the rate of oral mucositis, a chemotherapy-related side effect.

In June 2020, we entered into a clinical supply agreement with Apollomics under which we will manufacture and supply uproleselan product to Apollomics at agreed upon prices. Apollomics has the option to begin manufacture after appropriate material transfer requirements are met. During the year ended December 31, 2021, we recognized $1.1 million in revenue from the sale of clinical supplies to Apollomics under the clinical supply agreement. There were no sales of clinical supplies to Apollomics during the years ended December 31, 2023 or 2022.

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

Components of Operating Results

Revenue

To date, we have not generated any revenue from the sale of our drug candidates. Unless and until we receive regulatory approval for the marketing of uproleselan and we undertake commercialization effort, we do not expect to generate any revenue from the sale of drugs. Substantially all of our historical revenue consisted of upfront and milestone payments under license and collaboration agreements.

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

Research and development activities are central to our business model. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We expect our research and development expenses to increase over the next several years as we seek to progress uproleselan, GMI-1687 and our other drug candidates into and through clinical development. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical studies and clinical trials of our drug candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our drug candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for uproleselan or any of our other drug candidates.

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

Interest Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations

The following table sets forth our results of operations:

	Year Ended December 31,		Increase/(Decrease)
(dollars in thousands)	2023	2022
Revenue	$10	$75	$(65)	(87)%
Costs and expenses:
Research and development expense	20,072	28,391	(8,319)	(29)%
General and administrative expense	19,213	19,087	126	1%
Total costs and expenses	39,285	47,478	(8,193)	(17)%
Loss from operations	(39,275)	(47,403)	8,128	17%
Interest income	2,376	715	1,661	232%
Net loss and comprehensive loss	$(36,899)	$(46,688)	$9,789	21%

Revenue

During the years ended December 31, 2023 and 2022, we recognized $10,000 and $75,000, respectively, in revenue from agreements with Apollomics described above under “Our Agreements with Apollomics.”

Research and Development Expense

The following table summarizes our research and development expense by functional area:

	Year Ended December 31,		Increase/(Decrease)
(dollars in thousands)	2023	2022
Clinical development	$6,533	$9,446	$(2,913)	(31)%
Manufacturing and formulation	1,702	6,009	(4,307)	(72)%
Contract research services, consulting and other costs	1,792	1,331	461	35%
Laboratory costs	1,548	1,787	(239)	(13)%
Personnel-related	7,587	8,758	(1,171)	(13)%
Stock-based compensation	910	1,060	(150)	(14)%
Research and development expense	$20,072	$28,391	$(8,319)	(29)%

The following table summarizes our research and development expense by drug candidate:

	Year Ended December 31,		Increase/(Decrease)
(dollars in thousands)	2023	2022
Uproleselan	$7,587	$14,647	$(7,060)	(48)%
GMI-1687	1,742	1,282	460	36%
Other research and development	2,246	2,644	(398)	(15)%
Personnel-related and stock-based compensation	8,497	9,818	(1,321)	(13)%
Research and development expense	$20,072	$28,391	$(8,319)	(29)%

Our research and development expense for the year ended December 31, 2023 decreased by $8.3 million, or 29%, compared to the year ended December 31, 2022 primarily due to:

●	decreased uproleselan clinical development costs due to the progression of our pivotal Phase 3 clinical trial;

●	decreased manufacturing and formulation costs related to uproleselan validation batches; and

●	a lower number of research and development employees in 2023 compared to 2022 due to a workforce reduction undertaken in May 2022 in order to focus on our development efforts for uproleselan.

These decreases were partially offset by an increase in clinical development costs related to GMI-1687 as the enrollment was completed in our Phase 1a trial in healthy adult volunteers in December 2023.

General and Administrative Expense

The following table sets forth the components of our general and administrative expense:

	Year Ended December 31,		Increase/(Decrease)
(dollars in thousands)	2023	2022
Personnel-related	$6,927	$6,425	$502	8%
Stock-based compensation	2,614	2,798	(184)	(7)%
Legal, consulting and other professional expenses	8,526	8,964	(438)	(5)%
Other	1,146	900	246	27%
General and administrative expense	$19,213	$19,087	$126	1%

General and administrative expense increased for the year ended December 31, 2023 by $126,000, or 1%, compared to 2022, primarily due to increased personnel-related expenses offset by a decrease in external consulting expenses.

Interest Income

During the year ended December 31, 2023, interest income increased by $1.7 million, compared to the same period in 2022, due to higher interest rates on our cash balances.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations primarily through public offerings and private placements of our capital stock, including sales agreements with Cowen, and upfront and milestone payments from our license and collaboration agreements. As of December 31, 2023, we had $41.8 million in cash and cash equivalents.

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

In March 2022, we filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. On April 28, 2022, we terminated the 2020 Sales Agreement and entered into a new at-the-market sales agreement, or the 2022 Sales Agreement, with Cowen. Under the 2022 Sales Agreement, we may sell up to $100.0 million in shares of our common stock. During the year ended December 31, 2022, we sold 1,953,854 shares of common stock under the 2022 Sales Agreement at a weighted average price of $2.22 per share, for aggregate net proceeds of $4.2 million, after deducting commissions and offering expenses. During the year ended December 31, 2023, we sold 9,822,930 shares of common stock under the 2022 Sales Agreement at a weighted average price of $3.01 per share, for aggregate net proceeds of $28.7 million, after deducting commissions and offering expenses. As of December 31, 2023, $66.0 million remained available to be sold under the 2022 Sales Agreement.

We entered into a collaboration and license agreement with Apollomics in 2020 and are potentially eligible to earn milestone payments and royalties under that agreement. However, our ability to earn milestone payments and potential royalty payments and their timing will be dependent upon the outcome of Apollomics’ activities and is therefore uncertain at this time.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, manufacturing costs, pre-commercialization costs, legal and other regulatory expenses and general overhead costs.

As of December 31, 2023, our significant contractual obligations consisted solely of rent obligations under a non-cancelable lease, as amended, for our current office space in Rockville, Maryland, which has a term through January 2025. Total remaining obligations under this lease as of December 31, 2023 were $808,000. We have no other fixed long-term obligations and we do not have significant capital expenditure requirements.

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

Going Concern

The accompanying financial statements included in this Annual Report have been prepared assuming that we will continue as a going concern within one year after the date that the financial statements are issued. During 2023, we incurred a net loss of $36.9 million and had net cash flows used in operating activities of $34.9 million. At December 31, 2023, we had $41.8 million in cash and cash equivalents and had no committed source of additional funding from either debt or equity financings. Management believes that given our current cash position and forecasted negative cash flows from operating activities over the next twelve months as we continue our product development and pre-commercialization activities for uproleselan, there is substantial doubt about our ability to continue as a going concern beyond the date that is one year from the date that these financial statements are issued, without obtaining additional financing or entering into another form of non-equity or debt arrangement.

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

Cash Flows

The following table summarizes our cash flows:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(34,880)	$(46,457)
Investing activities	(21)	(84)
Financing activities	28,823	4,157
Net change in cash and cash equivalents	$(6,078)	$(42,384)

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

Operating Activities

Net cash used in operating activities was $34.9 million during the year ended December 31, 2023 compared to $46.5 million during the year ended December 31, 2022. For the year ended December 31, 2023, we incurred lower clinical development and manufacturing expenses as our global Phase 3 clinical trial and the NCI-sponsored Phase 2/3 trial had completed enrollment and are now in the follow-up phase. The remainder of the decrease in operating cash usage was due to changes in working capital.

Investing Activities

Net cash used in investing activities, consisting of purchases of scientific equipment and computers net of sales, was $21,000 for the year ended December 31, 2023 compared to $84,000 during the year ended December 31, 2022.

Financing Activities

Net cash provided by financing activities of $28.9 million and $4.2 million during the years ended December 31, 2023 and 2022, respectively, primarily consisted of the net proceeds received from our at-the-market facilities with Cowen.

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

None.

ITEM  9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the fiscal quarter ended December 31, 2023, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive proxy statement for our 2024 annual meeting of stockholders, or the 2024 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the relevant information to be included in the 2024 Proxy Statement under the captions “The Board of Directors and Certain Governance Matters,” “Election of Directors” and “Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the relevant information to be included in the 2024 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the relevant information to be included in the 2024 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the relevant information to be included in the 2024 Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “The Board of Directors and Certain Governance Matters—Director Independence and Independence Determinations.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the relevant information to be included in the 2024 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen stock certificate evidencing shares of Common Stock.

4.2(4)	Description of Certain of Registrant’s Securities.

10.1+(5)	GlycoMimetics, Inc. Amended and Restated 2013 Equity Incentive Plan.

10.2+(6)	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan.

10.3+(7)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan.

10.4+(8)	2013 Employee Stock Purchase Plan.

10.5+(9)	GlycoMimetics, Inc. Amended and Restated Inducement Plan.

10.6+(10)	Form of Stock Option Grant Notice and Stock Option Agreement under the GlycoMimetics, Inc. Inducement Plan.

10.7+(11)	Form of Indemnification Agreement.

10.8+(12)	Executive Employment Agreement, dated as of August 3, 2021, by and between the Registrant and Harout Semerjian.

10.9+(13)	Amended and Restated Executive Employment Agreement, dated as of July 30, 2019, by and between the Registrant and Brian Hahn.

10.10+(14)	Executive Employment Agreement, dated as of February 16, 2022, by and between the Registrant and Bruce Johnson.

10.11+(15)	Executive Employment Agreement, dated as of August 31, 2022, by and between the Registrant and Edwin Rock, M.D.

10.12+(16)	Executive Employment Agreement, dated as of February 10, 2023, by and between the Registrant and Chinmaya Rath.

10.13+	Amended and Restated Non-Employee Director Compensation Policy, as currently in effect.

Exhibit Number	Description of Document

10.14(17)	Lease Agreement, dated July 23, 2014, by and between the Registrant and BMR-Medical Center Drive, LLC.

10.15(18)	First Amendment to Lease, dated March 24, 2016, by and between the Registrant and BMR-Medical Center Drive LLC.

10.16	Second Amendment to Lease, dated April 20, 2018, by and between the Registrant and BMR-Medical Center Drive LLC.

10.17(19)	Third Amendment to Lease, dated April 19, 2023, by and between the Registrant and ARE-Maryland No. 45, LLC.

10.18*(20)	Collaboration and License Agreement, dated January 2, 2020, by and between the Registrant and Apollomics (Hong Kong) Limited.

10.19(21)	Sales Agreement, dated April 28, 2022 by and between the Registrant and Cowen and Company, LLC.

10.20**	Project Agreement dated January 2, 2024 with Patheon Manufacturing Services LLC, part of Thermo Fisher Scientific.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (contained on signature page hereto).

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

97.1	Incentive Compensation Recoupment Policy, adopted on November 20, 2023.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

**

Certain portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are not material and are of the type that the registrant treats as private or confidential.

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014, and incorporated by reference herein.
(3)	Previously filed as Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 31, 2013, and incorporated by reference herein.
(4)	Previously filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on February 28, 2020, and incorporated by reference herein.
(5)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on May 20, 2022, and incorporated by reference herein.
(6)	Previously filed as Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(7)	Previously filed as Exhibit 10.13 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(8)	Previously filed as Exhibit 10.14 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(9)	Previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on March 3, 2022, and incorporated by reference herein.
(10)	Previously filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on February 28, 2020, and incorporated by reference herein.
(11)	Previously filed as Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(12)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on November 2, 2021, and incorporated by reference herein.
(13)	Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on August 1, 2019, and incorporated by reference herein.
(14)	Previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on May 3, 2023, and incorporated by reference herein.
(15)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on November 9, 2022, and incorporated by reference herein.
(16)	Previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on May 3, 2023, and incorporated by reference herein.
(17)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on July 28, 2014, and incorporated by reference herein.
(18)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on March 29, 2016, and incorporated by reference herein.
(19)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the commission on April 21, 2023, and incorporated by reference herein.
(20)	Previously filed as Exhibit 10.20 to the Registrant’s Current Report on Form 10-K (File No. 001-36177), filed with the Commission on February 28, 2020, and incorporated by reference herein.

(21)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on April 28, 2022, and incorporated by reference herein.

ITEM  16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLYCOMIMETICS, INC.

By:	/s/ Harout Semerjian
Harout Semerjian
President and Chief Executive Officer

March 27, 2024

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

Signature	Title	Date

/s/ Harout Semerjian Harout Semerjian	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2024

/s/ Brian M. Hahn Brian M. Hahn	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2024

/s/ Patricia S. Andrews Patricia S. Andrews	Director	March 27, 2024

/s/ Mark A. Goldberg, M.D. Mark A. Goldberg, M.D.	Director	March 27, 2024

/s/ Scott T. Jackson Scott T. Jackson	Director	March 27, 2024

/s/ Daniel M. Junius Daniel M. Junius	Director	March 27, 2024

/s/ Rachel K. King Rachel K. King	Director	March 27, 2024

/s/ Scott Koenig, M.D., Ph.D. Scott Koenig, M.D., Ph.D.	Director	March 27, 2024

/s/ Timothy Pearson Timothy Pearson	Director	March 27, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of GlycoMimetics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GlycoMimetics, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern without obtaining additional funding or entering into another form of non-equity or debt arrangement. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accrued Clinical Trial Expenses

Description of the Matter

As discussed in Note 3  to the financial statements, the Company records costs for clinical trial activities based upon estimates of costs incurred through the balance sheet date that have yet to be invoiced by the contract research organizations, investigative sites, and other consultants. The Company’s accrued expenses of $5.2 million at December 31, 2023 include accrued clinical trial expenses, and the Company’s research and development costs and expenses of $20.1 million for the year ended December 31, 2023 include 2023 clinical trial expenses.

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

Baltimore, Maryland

March 27, 2024

GLYCOMIMETICS, INC.

Balance Sheets

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$41,792,830	$47,870,619
Prepaid expenses and other current assets	1,997,904	2,844,086
Total current assets	43,790,734	50,714,705
Prepaid research and development expenses	603,737	50,000
Operating lease right-of-use asset	767,828	751,174
Other assets	154,176	294,710
Total assets	$45,316,475	$51,810,589
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$868,115	$970,191
Accrued expenses	5,225,557	6,992,006
Lease liabilities	741,558	918,555
Total current liabilities	6,835,230	8,880,752
Lease liabilities, net of current portion	66,844	—
Total liabilities	6,902,074	8,880,752
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 64,393,744 shares issued and outstanding at December 31, 2023; 54,377,798 shares issued and outstanding at December 31, 2022	64,394	54,378
Additional paid-in capital	494,835,219	462,461,251
Accumulated deficit	(456,485,212)	(419,585,792)
Total stockholders’ equity	38,414,401	42,929,837
Total liabilities and stockholders’ equity	$45,316,475	$51,810,589

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2023	2022	2021

Revenue from collaboration and license agreements	$10,000	$75,000	$1,159,767

Costs and expenses:
Research and development expense	20,071,656	28,390,879	47,491,567
General and administrative expense	19,213,637	19,087,443	17,115,405
Total costs and expenses	39,285,293	47,478,322	64,606,972
Loss from operations	(39,275,293)	(47,403,322)	(63,447,205)
Interest income	2,375,873	714,520	19,768
Net loss and comprehensive loss	$(36,899,420)	$(46,688,802)	$(63,427,437)
Basic and diluted net loss per common share	$(0.58)	$(0.89)	$(1.23)
Basic and diluted weighted-average number of common shares outstanding	63,342,465	52,531,173	51,453,204

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	49,017,622	$49,018	$437,639,991	$(309,469,553)	$128,219,456
Issuance of common stock, net of issuance costs	3,092,603	3,092	10,696,225	—	10,699,317
Exercise of options and vesting of restricted stock units	203,669	204	24,825	—	25,029
Stock-based compensation	—	—	6,087,286	—	6,087,286
Net loss	—	—	—	(63,427,437)	(63,427,437)
Balance at December 31, 2021	52,313,894	52,314	454,448,327	(372,896,990)	81,603,651
Issuance of common stock, net of issuance costs	1,953,854	1,954	4,155,454	—	4,157,408
Exercise of options and vesting of restricted stock units	110,050	110	(110)	—	—
Stock-based compensation	—	—	3,857,580	—	3,857,580
Net loss	—	—	—	(46,688,802)	(46,688,802)
Balance at December 31, 2022	54,377,798	54,378	462,461,251	(419,585,792)	42,929,837
Issuance of common stock, net of issuance costs	9,822,930	9,823	28,697,188	—	28,707,011
Issuance of common stock for services	24,001	24	35,976	—	36,000
Exercise of options and vesting of restricted stock units	169,015	169	116,328	—	116,497
Stock-based compensation	—	—	3,524,476	—	3,524,476
Net loss	—	—	—	(36,899,420)	(36,899,420)
Balance at December 31, 2023	64,393,744	$64,394	$494,835,219	$(456,485,212)	$38,414,401

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(36,899,420)	$(46,688,802)	$(63,427,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	153,301	207,145	264,600
Loss on disposal of assets	8,627	3,498	2,174
Non-cash lease expense	856,238	825,011	749,039
Issuance of common stock for services	36,000	—	—
Stock-based compensation	3,524,476	3,857,580	6,087,286
Changes in assets and liabilities:
Prepaid expenses and other current assets	846,182	(2,310,282)	704,524
Prepaid research and development expenses	(553,737)	1,510,607	—
Accounts payable	(102,076)	(1,137,424)	17,676
Accrued expenses	(1,766,449)	(1,723,362)	(988,842)
Lease liabilities	(983,045)	(1,001,459)	(898,550)
Net cash used in operating activities	(34,879,903)	(46,457,488)	(57,489,530)

Investing activities
Purchases of property and equipment	(21,394)	(84,191)	(14,943)
Net cash used in investing activities	(21,394)	(84,191)	(14,943)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	28,707,011	4,157,408	10,699,317
Proceeds from exercise of stock options	116,497	—	25,029
Net cash provided by financing activities	28,823,508	4,157,408	10,724,346
Net change in cash and cash equivalents	(6,077,789)	(42,384,271)	(46,780,127)
Cash and cash equivalents, beginning of period	47,870,619	90,254,890	137,035,017
Cash and cash equivalents, end of period	$41,792,830	$47,870,619	$90,254,890

See accompanying notes.

GLYCOMIMETICS, INC.

Notes to Financial Statements

1. Description of the Business

GlycoMimetics, Inc. (the Company), a Delaware corporation headquartered in Rockville, Maryland, was incorporated in 2003. The Company is a late clinical-stage biotechnology company focused on improving the lives of people living with cancer and inflammatory diseases by leveraging the inhibition of carbohydrate interactions that occur on the surface of cells. The Company is developing a pipeline of proprietary glycomimetics, which are small molecules that mimic the structure of carbohydrates involved in important biological processes, to inhibit disease-related functions of carbohydrates such as the roles they play in cancers and inflammation.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued. During 2023, the Company incurred a net loss of $36.9 million and had net cash flows used in operating activities of $34.9 million. At December 31, 2023, the Company had $41.8 million in cash and cash equivalents and had no committed source of additional funding from either debt or equity financings. Management believes that given the Company’s current cash position and forecasted negative cash flows from operating activities over the next twelve months, including the completion of its planned Phase 3 clinical trial of uproleselan, there is substantial doubt about its ability to continue as a going concern after the date that is one year from the date that these financial statements are issued, without obtaining additional financing or entering into another form of non-equity or debt arrangement.

The Company’s ability to fund its operations is dependent upon management’s plans, which include raising additional capital in the near term primarily through a combination of equity and debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements and in the longer term, from revenue related to product sales, to the extent its product candidates receive marketing approval and can be commercialized. There can be no assurances that new financings or other transactions will be available to the Company on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances and marketing, distribution or licensing arrangements may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights. If the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of or eliminate some or all of its operations, which may have a material adverse effect on its business, financial condition, results of operations and ability to operate as a going concern.

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

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents. The fair values of the financial instruments approximated their carrying values at December 31, 2023 and 2022, due to their short-term maturities. The Company accounts for recurring and nonrecurring fair value measurements in accordance with ASC 820, Fair Value Measurements. ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value, and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) either on a recurring or non-recurring basis as of December 31, 2023 and 2022. The carrying value of cash held in money market funds of approximately $38.8 million and $45.9 million as of December 31, 2023 and 2022, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs). The Company did not transfer any assets measured at fair value on a recurring basis between levels during the years ended December 31, 2023 and 2022.

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

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of the carrying value of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant, and Equipment. ASC 360 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. As of December 31, 2023 and 2022, the Company determined that there were no impaired assets and it had no assets held for sale.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the years ended December 31, 2023, 2022 and 2021, the Company’s net loss was equal to comprehensive loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard will require disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average common shares outstanding, as they would be anti-dilutive:

	2023	2022	2021
Stock options and RSUs	10,981,357	9,313,102	7,908,122

5. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets at December 31:

	2023	2022
Prepaid research and development expenses	$1,420,642	$2,300,209
Other prepaid expenses	401,442	399,861
Other receivables	175,820	144,016
Prepaid expenses and other current assets	$1,997,904	$2,844,086

6. Accrued Expenses

The following is a summary of the Company’s accrued expenses at December 31:

	2023	2022
Accrued research and development expenses	$1,824,689	$3,484,742
Accrued bonuses	2,561,913	2,664,613
Accrued consulting and other professional fees	439,192	499,592
Accrued employee benefits	399,763	300,653
Other accrued expenses	—	42,406
Accrued expenses	$5,225,557	$6,992,006

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

The Company leases office and research space in Rockville, Maryland under an operating lease that is subject to annual rent increases (the Lease). The Company paid a security deposit of $52,320 to be held until the expiration or termination of the Company’s obligations under the Lease. In April 2023, the Company and its landlord entered into an amendment to the Lease (the Lease Amendment). Pursuant to the Lease Amendment, the Company and the landlord agreed that the lease term for a portion of the premises consisting of approximately 30,000 square feet, would be extended from November 1, 2023 to January 31, 2025. The Company’s lease of the remaining premises, consisting of approximately 12,000 square feet expired on October 31, 2023. There were no additional operating leases entered into during the year ended December 31, 2023.

The components of lease expense and related cash flows were as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$944,963	$927,957	$927,957
Variable lease cost	602,416	612,391	490,871
Total operating lease cost	$1,547,379	$1,540,348	$1,418,828

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$1,017,770	$1,104,406	$1,077,469

Maturities of lease liability due under these lease agreements as of December 31, 2023 were as follows:

Operating Lease
Obligation
2024	$789,183
2025	67,401
Thereafter	—
Total	856,584
Present value adjustment	(48,182)
Present value of lease payments	$808,402

Supplemental information related to leases were as follows:

	December 31,	December 31,
Operating Leases	2023	2022
Weighted-average remaining lease term (in years)	1.1	0.8
Weighted-average incremental borrowing rate	10.0%	8.0%

	Year Ended December 31,
	2023	2022
Right-of-use assets obtained in exchange for operating lease obligations	$872,892	$-

8. Stockholders’ Equity

Common Stock

At-The-Market Equity Offerings

On October 7, 2020, the Company filed a prospectus supplement to a shelf registration statement that it filed in May 2019 and entered into an at-the-market sales agreement (the 2020 Sales Agreement) with Cowen and Company, LLC (Cowen) in. Under the 2020 Sales Agreement, the Company could sell up to $100.0 million of the Company’s common stock registered under the shelf registration statement that was filed in May 2019. During the year ended December 31, 2021, the Company issued and sold 3,092,603 shares of common stock under the 2020 Sales Agreement at a weighted average price per share of $3.57, for aggregate net proceeds of $10.7 million, after deducting commissions and offering expenses. There were no shares sold under the 2020 Sales Agreement in the year ended December 31, 2022.

In March 2022, the Company filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. On April 28, 2022, the Company terminated the 2020 Sales Agreement previously entered into with Cowen in 2020 and entered into a new at-the-market sales agreement (the 2022 Sales Agreement) with Cowen. Under the 2022 Sales Agreement, the Company may sell up to $100.0 million worth of shares of common stock. During the year ended December 31, 2022, the Company issued and sold 1,953,854 shares of common stock under the 2022 Sales Agreement at a weighted average price per share of $2.22, for aggregate net proceeds of $4.2 million, after deducting commissions and offering expenses.

During the year ended December 31, 2023, the Company issued and sold 9,822,930 shares of common stock under the 2022 Sales Agreement at a weighted average price per share of $3.01, for aggregate net proceeds of $28.7 million, after deducting commissions and offering expenses. As of December 31, 2023, approximately $66.0 million remained available to be sold under the terms of the 2022 Sales Agreement.

9. Stock-based Compensation

2003 Stock Incentive Plan

The 2003 Stock Incentive Plan (the 2003 Plan) provided for the grant of incentives and nonqualified stock options and restricted stock awards. The exercise price for incentive stock options must be at least equal to the fair value of the common stock on the grant date. Unless otherwise stated in a stock option agreement, 25% of the shares subject to an option grant will vest upon the first anniversary of the vesting start date and thereafter at the rate of one forty-eighth of the option shares per month as of the first day of each month after the first anniversary. Compensation expense for awards under the 2003 Plan was recognized on a straight-line basis. Upon termination of employment by reasons other than death, cause, or disability, any vested options granted under the 2003 Plan terminated 60 days after the termination date. Stock options terminated 10 years from the date of grant. The 2003 Plan expired on May 21, 2013. There were no options outstanding under the 2003 Plan as of December 31, 2023.

During 2021, the Company issued 3,785 shares of common stock in conjunction with exercises of stock options granted under the 2003 Plan and received $4,239 in cash proceeds from the exercise of these stock options. Total intrinsic value of the options exercised during the year ended December 31, 2021 was $8,668. There were no options exercised under the 2003 Plan in 2023 and 2022.

2013 Equity Incentive Plan

The Company’s board of directors adopted, and its stockholders approved, its 2013 Equity Incentive Plan effective in January 2014, and the 2013 Equity Incentive Plan was amended and restated by approval of the board of directors in April 2022 and by approval of the stockholders in May 2022 (as so amended and restated, the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the Code), to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to its employees, including officers, consultants and directors. The 2013 Plan also provides for the grant of performance cash awards to the Company’s employees, consultants and directors. Unless otherwise stated in a stock option agreement, 25% of the shares subject to an option grant will typically vest upon the first anniversary of the vesting start date and thereafter at the rate of one forty-eighth of the option shares per month as of the first day of each month after the first anniversary. Upon termination of employment by reasons other than death, cause, or disability, any vested options shall terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant.

Authorized Shares

The maximum number of shares of common stock that may be issued under the 2013 Plan was originally 1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited to or repurchased by the Company. Upon the amendment and restatement of the 2013 Plan in May 2022, the existing share reserve was increased by 2,619,622. Beginning on January 1, 2023 and ending on (and including) January 1, 2029, the maximum number of shares of common stock that may be issued under the 2013 Plan will cumulatively be increased by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the board of directors or the compensation committee thereof. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000. As of December 31, 2023, the total number of shares reserved for issuance under the 2013 Plan was 11,681,878 shares, of which 2,531,613 shares were available for future grants.

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

Stock Options

A summary of the Company’s stock option activity under the 2013 Plan for the year ended December 31, 2023 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2022	6,774,792	$6.37	6.1
Options granted	2,496,850	2.52
Options exercised	(100,960)	1.15
Options forfeited	(896,882)	6.16
Outstanding as of December 31, 2023	8,273,800	5.29	6.3	$2,043
Vested or expected to vest as of December 31, 2023	8,131,900	5.37	6.3	1,865
Exercisable as of December 31, 2023	4,993,061	7.30	4.5	921

As of December 31, 2023, there was $4,200,069 of total unrecognized compensation expense related to unvested options that will be recognized over a weighted-average period of approximately 2.7 years. The total fair value of options that vested in the years ended December 31, 2023, 2022 and 2021 was $1,710,938, $3,306,412 and $5,936,641, respectively. During 2023, the Company issued 100,960 shares of common stock in conjunction with exercises of stock options granted under the 2013 Plan and received $116,497 in cash proceeds from the exercise of these stock options. Total intrinsic value of the options exercised during the year ended December 31, 2023 was $82,300. There were no options exercised under the 2013 Plan during the years ended December 31, 2022 and 2021.

The Company has granted stock options to purchase an aggregate of 141,900 shares to certain employees under the 2013 Plan that are subject to performance vesting conditions. The shares will vest upon achievement of milestones as follows: (i) one-half of the shares will vest upon FDA approval of uproleselan for patients with relapsed/refractory acute myeloid leukemia and (ii) one-half of the shares will vest upon the first commercial sale of uproleselan in the United States or abroad. The maximum fair value of $113,520 associated with the performance-based options granted in January 2022 is excluded from the unrecognized compensation expense under the 2013 Plan as the achievement of the performance milestones was not deemed to be probable as of December 31, 2023. The Company will reevaluate at the end of each reporting period the probability that the performance conditions will be achieved and will record any adjustments to the compensation cost at that time.

Restricted Stock Units (RSUs)

A restricted stock unit (RSU) is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In January 2021, the Company awarded RSUs under the 2013 Plan to all of its employees. The RSUs granted vest over four years in equal installments on each anniversary of the grant date. Compensation expense is recognized on a straight-line basis. As of December 31, 2023, there was $235,269 of total unrecognized compensation expense associated with these RSU grants that will be recognized over a weighted-average period of approximately 1.1 years.

The following is a summary of RSU activity for the 2013 Plan for the year ended December 31, 2023:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2022	204,785	$3.81
Forfeited	(19,573)	3.81
Vested	(68,055)	3.81
Unvested at December 31, 2023	117,157	3.81

Issuance of Shares to Directors in Lieu of Cash Compensation

In March 2023, the Company’s board of directors amended the Company’s Non-Employee Director Compensation Policy to include an election to receive unrestricted shares of common stock in lieu of quarterly board and committee retainer cash payments. The number of shares to be issued to an electing director is determined on the last day of each fiscal quarter by dividing the dollar amount of the compensation to be paid for such quarter that is subject to the election by the closing price of a share of common stock on the last trading day of the fiscal quarter, rounded up to the nearest whole share. Non-employee directors will receive 39,527 shares of common stock in lieu of cash compensation earned for the year ended December 31, 2023. All shares of common stock issued pursuant to such an election are fully vested upon issuance and are classified as “Other Awards” under the 2013 Plan.

Inducement Plan

In January 2020, the Company’s board of directors adopted the GlycoMimetics, Inc. Inducement Plan (the Inducement Plan). The Inducement Plan provides for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other forms of stock awards to individuals not previously an employee or director of the Company as an inducement for such individuals to join the Company. Unless otherwise stated in an applicable stock option agreement, one-fourth of the shares subject to an option grant under the Inducement Plan will typically vest upon the first anniversary of the vesting start date, with the balance of the shares vesting in a series of thirty-six successive equal monthly installments as of the first day of each month measured from the first anniversary of the vesting start date, subject to the new employee’s continued service with the Company through the applicable vesting dates. Upon termination of employment by reasons other than death, cause or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant. There were 500,000 shares of common stock reserved under the Inducement Plan at its adoption date. In August 2021, the Company’s board of directors adopted an amendment to the Inducement Plan to increase the number of shares reserved to 2,000,000 shares, and in January 2022 the Company’s board of directors adopted an amendment to the Inducement Plan to further increase the number of shares reserved to 3,000,000 shares. As of December 31, 2023, there were 399,508 shares available for future grants under the Inducement Plan.

A summary of the Company’s stock option activity under the Inducement Plan for the year ended December 31, 2023 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2022	2,333,525	$1.82	8.7
Options granted	360,000	2.76
Options forfeited	(103,125)	1.34
Outstanding as of December 31, 2023	2,590,400	1.97	8.0	$1,304
Vested or expected to vest as of December 31, 2023	2,006,200	1.96	8.0	1,077
Exercisable as of December 31, 2023	887,696	1.90	7.7	460

As of December 31, 2023, there was $1,485,094 of total unrecognized compensation expense related to unvested options under the Inducement Plan that will be recognized over a weighted-average period of approximately 2.4 years. The total fair value of options that vested in the years ended December 31, 2023, 2022 and 2021 was $601,586, $604,440

and $73,334, respectively. During the year ended December 31, 2021, the Company received cash of $20,790 and issued 10,092 shares of common stock in conjunction with exercises of stock options granted under the Inducement Plan. The intrinsic value of the options exercised for the year ended December 31, 2021 was $1,944. There were no options exercised under the Inducement Plan during the years ended December 31, 2023 or 2022.

During the years ended December 31, 2022 and 2021, the Company granted stock options to purchase an aggregate of 584,200 shares to certain newly hired employees under the Inducement Plan, which options were subject to the same performance vesting conditions described above with respect to the stock options granted in January 2022 under the 2013 Plan. The maximum fair value of $825,353 associated with the performance-based options is excluded from the unrecognized compensation expense under the Inducement Plan as the achievement of the performance milestones was not deemed to be probable as of December 31, 2023. The Company will reevaluate at the end of each reporting period the probability that the performance conditions will be achieved and will record any adjustments to the compensation cost at that time.

The weighted-average fair value of the options granted under all equity incentive plans during the years ended December 31, 2023, 2022 and 2021 was $1.96, $0.76 and $1.85 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	2023	2022	2021
Expected term	6.25 years	6.25 years	6.25 years
Expected volatility	78.36%	84.66%	84.19%
Risk-free interest rate	3.60%	1.90%	0.78%
Expected dividend yield	0%	0%	0%

Total stock-based compensation expense associated with stock options and RSUs was classified as follows on the statement of operations for the years ended December 31:

	2023	2022	2021
Research and development expense	$909,981	$1,059,591	$2,214,848
General and administrative expense	2,614,495	2,797,989	3,872,438
Total stock-based compensation expense	$3,524,476	$3,857,580	$6,087,286

10. Income Taxes

The components of the gross deferred tax asset and related valuation allowance at December 31 were as follows:

	2023	2022
Deferred income tax assets:
Net operating loss carryforward	$88,746,869	$82,784,742
Research and orphan drug credits	53,152,849	51,184,585
Capitalized research costs	10,748,355	7,125,276
Capitalized start-up costs	532,931	726,724
Patent amortization	42,541	58,010
Stock-based compensation	7,324,617	7,247,715
Accrued bonus	704,974	733,235
Operating lease liabilities	222,452	252,777
Other	87,097	210,237
Gross deferred income tax assets	161,562,685	150,323,301
Valuation allowance	(161,351,398)	(149,972,514)
Net deferred income tax assets	211,287	350,787

Deferred income tax liabilities:
Operating lease right-of-use assets	(211,287)	(206,704)
Property and equipment	—	(144,083)
Gross deferred income tax liabilities	(211,287)	(350,787)
Net deferred income tax asset/(liability)	$—	$—

Based on the Company’s operating history and management’s expectation regarding future profitability, management believes the Company’s deferred tax assets will not be realizable under ASC 740, Income Taxes. Accordingly, a full valuation allowance was established as of December 31, 2023 and 2022.

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

As of December 31, 2023, the Company had $322.5 million of U.S. Federal and state net operating losses, $10.9 million of research and development tax credits and $42.3 million of orphan drug tax credits available to carry forward. A portion of the net operating loss carryforwards will begin to expire in 2026, the research and development tax credits in 2024 and the orphan drug tax credit in 2033. Under current federal income tax laws, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.

The Company’s tax attributes, including net operating losses and credits, are subject to any ownership changes as defined under Internal Revenue Code Sections 382 and 383. A change in ownership could affect the Company’s ability to utilize its net operating losses and credits. As of December 31, 2023, the Company does not believe that an ownership change has occurred. Any future ownership changes may cause a limitation on the Company’s ability to utilize existing tax attributes.

The Company files income tax returns in the U.S. federal jurisdiction and in the State of Maryland. The Company’s federal income tax returns for tax years 2004 and after remain subject to examination by the U.S. Internal Revenue Service due to tax attributes available to be carried forward to open or future tax years. The Company’s Maryland income tax returns for the tax years 2006 and thereafter remain subject to examination by the Comptroller of

Maryland. In addition, all of the net operating losses, research and development tax credit and orphan drug credit carryforwards that may be used in future years are still subject to adjustment.

The Company did not have unrecognized tax benefits as of December 31, 2023 and 2022, and does not anticipate this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Reconciliations between the statutory federal income tax rate and the effective income tax rate of income tax expense is as follows as of December 31:

	2023	2022	2021
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes	6.3	6.1	5.9
Research credit	0.7	0.6	0.9
Orphan drug credit	4.1	4.8	6.6
Other	(1.3)	(3.9)	(0.3)
Change in valuation allowance	(30.8)	(28.6)	(34.1)
Provision for income taxes	—%	—%	—%

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

In June 2020, the Company and Apollomics entered into a clinical supply agreement pursuant to which the Company will manufacture and supply the Products at agreed upon prices. Apollomics has the option to begin manufacture of the Products after appropriate material transfer requirements are met. During the year ended December 30, 2021, the Company recognized $1.1 million as revenue from the sale of clinical supplies to Apollomics. There were no sales of clinical supplies under the Agreement for the years ended December 31, 2023 or 2022.

The Company evaluated the Agreement under the provisions of ASC 606 and identified two performance obligations under this revenue arrangement: the (i) delivery of functional licenses and (ii) manufacture and supply of the Products. The initial transaction price consisted of a $9.0 million non-refundable up-front payment which was allocated to the delivered functional licenses and recognized in full as revenue in the first quarter of 2020 given that the performance obligation was satisfied upon inception. The Agreement contains various forms of variable consideration, including (i) up to $75.0 million in development milestones based on achievement of certain clinical and regulatory events, (ii) up to $105.0 million of sales-based commercial milestones based on achievement of certain annual net sales targets, (iii) sales-based royalties at specified percentages of net sales ranging from the high single digits to 15%, and (iv) manufacture and supply of clinical and commercial Products. The Company has fully constrained the development milestone consideration using the most likely amount method and will recognize that revenue when it is probable that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. The Company did not recognize any milestone revenue under the Agreement for the years ended December 31, 2023, 2022 or 2021.

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

12. Employee Benefit Plan

The Company has a defined contribution plan under the Internal Revenue Code Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. For the years ended December 31, 2023, 2022 and 2021, the Company matched 50% up to the first 6% of employee contributions. All matching contributions have been paid by the Company. The Company’s matching contributions vest in full immediately. The total Company matching contributions were approximately $248,000, $254,000 and $270,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

13. Subsequent Events

In January 2024, the Company entered into a project agreement for the manufacture and supply of injectable uproleselan from active pharmaceutical ingredient for commercial sale should the Company receive marketing approval from the FDA. The initial term of the agreement is through year end 2026 with automatic 3-year renewal periods unless otherwise terminated by either party.