Form 10-Q
period 2024-03-31
GLYCOMIMETICS INC
filed 2024-05-09
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on May 7, 2024 was 64,464,412.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLYCOMIMETICS, INC.

Balance Sheets

	March 31,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$31,281,460	$41,792,830
Prepaid expenses and other current assets	1,985,933	1,997,904
Total current assets	33,267,393	43,790,734
Prepaid research and development expenses	192,268	603,737
Operating lease right-of-use asset	598,257	767,828
Other assets	146,995	154,176
Total assets	$34,204,913	$45,316,475
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$755,534	$868,115
Accrued expenses	3,907,840	5,225,557
Lease liabilities	630,827	741,558
Total current liabilities	5,294,201	6,835,230
Lease liabilities, net of current portion	—	66,844
Total liabilities	5,294,201	6,902,074
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 64,450,835 shares issued and outstanding at March 31, 2024; 64,393,744 shares issued and outstanding at December 31, 2023	64,451	64,394
Additional paid-in capital	496,068,140	494,835,219
Accumulated deficit	(467,221,879)	(456,485,212)
Total stockholders’ equity	28,910,712	38,414,401
Total liabilities and stockholders’ equity	$34,204,913	$45,316,475

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2024	2023

Costs and expenses:
Research and development expense	$6,025,461	$5,418,706
General and administrative expense	5,089,566	5,522,312
Total costs and expenses	11,115,027	10,941,018
Loss from operations	(11,115,027)	(10,941,018)
Interest income	378,360	581,668
Net loss and comprehensive loss	$(10,736,667)	$(10,359,350)
Basic and diluted net loss per common share	$(0.17)	$(0.17)
Basic and diluted weighted-average number of common shares outstanding	64,457,233	60,350,127

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	64,393,744	$64,394	$494,835,219	$(456,485,212)	$38,414,401
Issuance of common stock for services	15,256	15	35,985	—	36,000
Exercise of options and vesting of restricted stock units	41,835	42	4,856	—	4,898
Stock-based compensation	—	—	1,192,080	—	1,192,080
Net loss	—	—	—	(10,736,667)	(10,736,667)
Balance at March 31, 2024	64,450,835	$64,451	$496,068,140	$(467,221,879)	$28,910,712

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	54,377,798	$54,378	$462,461,251	$(419,585,792)	$42,929,837
Issuance of common stock, net of issuance costs	9,822,930	9,823	28,697,188	—	28,707,011
Exercise of options and vesting of restricted stock units	44,496	44	33,724	—	33,768
Stock-based compensation	—	—	870,180	—	870,180
Net loss	—	—	—	(10,359,350)	(10,359,350)
Balance at March 31, 2023	64,245,224	$64,245	$492,062,343	$(429,945,142)	$62,181,446

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(10,736,667)	$(10,359,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,620	43,839
Non-cash lease expense	169,571	219,119
Issuance of common stock for services	36,000	—
Stock-based compensation	1,192,080	870,180
Changes in assets and liabilities:
Prepaid expenses and other current assets	11,971	(240,103)
Prepaid research and development expenses	411,469	—
Accounts payable	(112,581)	(490,040)
Accrued expenses	(1,317,717)	(1,383,683)
Lease liabilities	(177,575)	(266,821)
Net cash used in operating activities	(10,508,829)	(11,606,859)

Investing activities
Purchases of property and equipment	(7,439)	(2,197)
Net cash used in investing activities	(7,439)	(2,197)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	28,707,011
Proceeds from exercise of stock options	4,898	33,768
Net cash provided by financing activities	4,898	28,740,779
Net change in cash and cash equivalents	(10,511,370)	17,131,723
Cash and cash equivalents, beginning of period	41,792,830	47,870,619
Cash and cash equivalents, end of period	$31,281,460	$65,002,342

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

2. Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued. During 2023, the Company incurred a net loss of $36.9 million and had net cash flows used in operating activities of $34.9 million. At March 31, 2024, the Company had $31.3 million in cash and cash equivalents and had no committed source of additional funding from either debt or equity financings, although the Company may, at its discretion, sell equity securities under the terms of its existing at-the-market sales agreement (see Note 7), subject to certain conditions and limitations. Management believes that given the Company’s current cash position and forecasted negative cash flows from operating activities over the next twelve months, including the continuation of our product development activities, there is substantial doubt about its ability to continue as a going concern after the date that is one year from the date that these unaudited financial statements are issued, without obtaining additional financing or entering into another form of non-equity or debt arrangement.

The Company’s ability to fund its operations is dependent upon management’s plans, which include reducing operating expenses and raising additional capital in the near term primarily through a combination of equity and debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements and in the longer term, from revenue related to product sales, to the extent its product candidates receive marketing approval and can be commercialized. There can be no assurances that new financings or other transactions will be available to the Company on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances and marketing, distribution or licensing arrangements may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights. If the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of or eliminate some or all of its operations, which may have a material adverse effect on its business, financial condition, results of operations and ability to operate as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is not able to continue as a going concern.

3. Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the United States Securities and Exchange Commission (the SEC) on March 27, 2024 (the Form 10-K).

Basis of Accounting

The accompanying unaudited financial statements were prepared based on the accrual method of accounting in accordance with U.S. generally accepted accounting principles (GAAP).

Unaudited Financial Statements

The accompanying balance sheet as of March 31, 2024, statements of operations and comprehensive loss and stockholders’ equity for the three months ended March 31, 2024 and 2023 and statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2023 contained in the Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2024, its results of operations and changes in its stockholders’ equity for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023. The December 31, 2023 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2024 and 2023 are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of March 31, 2024 and December 31, 2023. The carrying value of cash held in money market funds of $25.2 million and $38.8 million as of March 31, 2024 and December 31, 2023, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs). The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three months ended March 31, 2024 and 2023.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average common shares outstanding, as they would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock options and RSUs	13,546,834	11,420,012

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three months ended March 31, 2024 and 2023, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted

There have been no new accounting pronouncements that have significance, or potential significance, to the Company’s unaudited financial statements for the quarter ended March 31, 2024.

4. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	March 31,	December 31,
	2024	2023
Prepaid research and development expenses	$1,016,078	$1,420,642
Other prepaid expenses	859,909	401,442
Other receivables	109,946	175,820
Prepaid expenses and other current assets	$1,985,933	$1,997,904

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	March 31,	December 31,
	2024	2023
Accrued research and development expenses	$1,872,752	$1,824,689
Accrued bonuses	666,617	2,561,913
Accrued consulting and other professional fees	790,989	439,192
Accrued employee benefits	566,650	399,763
Other accrued expenses	10,832	—
Accrued expenses	$3,907,840	$5,225,557

6. Operating Leases

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

The Company leases office and research space in Rockville, Maryland under an operating lease that is subject to annual rent increases (the Lease). The Company paid a security deposit of $52,320 to be held until the expiration or termination of the Company’s obligations under the Lease. In April 2023, the Company and its landlord entered into an amendment to the Lease (the Lease Amendment). Pursuant to the Lease Amendment, the Company and the landlord agreed that the lease term for a portion of the premises, consisting of approximately 30,000 square feet, would be extended from November 1, 2023 to January 31, 2025. The Company’s lease of the remaining premises, consisting of approximately 12,000 square feet, expired on October 31, 2023. There were no additional operating leases entered into during the quarter ended March 31, 2024.

The components of lease expense and related cash flows were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$188,310	$231,989
Variable lease cost	99,887	183,274
Total operating lease cost	$288,197	$415,263

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$196,314	$279,692

Maturities of lease liability due under these lease agreements as of March 31, 2024 were as follows:

Operating Lease
Obligation
April 1, 2024 - December 31, 2024	$592,869
2025	67,401
Thereafter	—
Total	660,270
Present value adjustment	(29,443)
Present value of lease payments	$630,827

Supplemental information related to leases were as follows:

	March 31,	December 31,
Operating Leases	2024	2023
Weighted-average remaining lease term (in years)	0.8	1.1
Weighted-average incremental borrowing rate	10.0%	10.0%

7. Stockholders’ Equity

At-The-Market Sales Facility

In March 2022, the Company filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. On April 28, 2022, the Company entered into an at-the-market sales agreement (the 2022 Sales Agreement) with Cowen and Company, LLC. Under the 2022 Sales Agreement, the Company may sell up to $100.0 million worth of shares of common stock. During the quarter ended March 31, 2023, the Company issued and sold 9,822,930 shares of common stock under the 2022 Sales Agreement at a weighted average price per share of $3.01, for aggregate net proceeds of $28.7 million, after deducting commissions and offering expenses. There were no shares issued under the 2022 Sales Agreement during the quarter ended March 31, 2024. As of March 31, 2024, approximately $66.0 million remained available to be sold under the terms of the 2022 Sales Agreement.

8. Stock-based Compensation

2013 Equity Incentive Plan

The Company’s board of directors adopted, and its stockholders approved, its 2013 Equity Incentive Plan effective in January 2014, and the 2013 Equity Incentive Plan was amended and restated by approval of the board of directors in April 2022 and by approval of the stockholders in May 2022 (as so amended and restated, the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code (the Code), to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards (RSUs), stock appreciation rights, performance stock awards and other forms of stock compensation to its employees, including officers, consultants and directors. The 2013 Plan also provides for the grant of performance cash awards to the Company’s employees, consultants and directors. Unless otherwise stated in a stock option agreement, 25% of the shares subject to an option grant will typically vest upon the first anniversary of the vesting start date and thereafter at the rate of one forty-eighth of the option shares per month as of the first day of each month after the first anniversary. Upon termination of employment by reasons other than death, cause, or disability, any vested options shall terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant.

Authorized Shares

The maximum number of shares of common stock that may be issued under the 2013 Plan was originally 1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited to or repurchased by the Company. Upon the amendment and restatement of the 2013 Plan in May 2022, the existing share reserve was increased by 2,619,622. Beginning on January 1, 2023 and ending on (and including) January 1, 2029, the maximum number of shares of common stock that may be issued under the 2013 Plan will cumulatively be increased by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the board of directors or the compensation committee thereof. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000 shares. As of March 31, 2024, the total number of shares reserved for issuance under the 2013 Plan was 14,257,627 shares, of which 2,597,377 shares were available for future grants.

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

A summary of the Company’s stock option activity under the 2013 Plan for the three months ended March 31, 2024 is as follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGEGATE
		AVERAGE	REMAINING	INTRINSIC
	OUTSTANDING	EXERCISE	CONTRACTUAL	VALUE
	OPTIONS	PRICE	TERM (YEARS)	(IN THOUSANDS)
Outstanding as of December 31, 2023	8,273,800	$5.29	6.3
Options granted	3,094,500	3.10
Options exercised	(2,800)	1.75
Options forfeited	(597,642)	8.21
Outstanding as of March 31, 2024	10,767,858	4.50	7.5	$4,028
Vested or expected to vest as of March 31, 2024	10,615,958	4.55	7.6	3,756
Exercisable as of March 31, 2024	5,118,477	6.52	5.3	1,758

As of March 31, 2024, there was $10,785,346 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 3.5 years. Total intrinsic value of the options exercised during the three months ended March 31, 2024 and 2023 was $3,758 and $23,760, respectively and total cash received for options exercised was $4,898 and $33,768, respectively. The total fair value of stock options which vested in the three months ended March 31, 2024 and 2023 was $1,394,896 and $704,311, respectively.

The Company has granted stock options to purchase an aggregate of 151,900 shares to certain employees under the 2013 Plan, the vesting of which is subject to performance vesting conditions relating to the achievement of specified regulatory or commercial milestones. The maximum fair value of $133,820 associated with performance-based options granted has been excluded from the unrecognized compensation expense under the 2013 Plan as the completion of the performance milestones was not deemed to be probable as of March 31, 2024. The Company will reevaluate at the end of each reporting period the probability that the performance conditions will be achieved and will record any adjustments to the compensation cost at that time.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In January 2021, the Company awarded RSUs under the 2013 Plan to all of its employees. The RSUs granted vest over four years in equal installments on each anniversary of the grant date, provided that the employee remains employed by the Company at the applicable vesting date. Compensation expense is recognized on a straight-line basis. As of March 31, 2024, there was $179,660 of total unrecognized compensation expense associated with outstanding RSU grants that will be recognized over a weighted-average period of approximately 0.8 years.

The following is a summary of RSU activity under the 2013 Plan for the three months ended March 31, 2024:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2023	117,157	$3.81
Vested	(58,581)	3.81
Unvested at March 31, 2024	58,576	3.81

Issuance of Shares to Directors in Lieu of Cash Retainers for Service

In March 2023, the Company’s board of directors amended the Company’s Non-Employee Director Compensation Policy to include an election to receive unrestricted shares of common stock in lieu of quarterly board and committee retainer cash payments. The number of shares to be issued to an electing director is determined on the last day of each fiscal quarter by dividing the dollar amount of the compensation to be paid for such quarter that is subject to the election by the closing price of a share of common stock on the last trading day of the fiscal quarter, rounded up to the nearest whole share. Non-employee directors who made such an election will receive 13,127 shares of common stock in lieu of cash compensation earned for the quarter ended March 31, 2024. All shares of common stock issued pursuant to such an election are fully vested upon issuance and are classified as “Other Awards” under the 2013 Plan.

Inducement Plan

The Company’s board of directors previously adopted the GlycoMimetics, Inc. Inducement Plan (as amended to date, the Inducement Plan). The Inducement Plan provides for the grant of nonstatutory stock options, restricted stock awards, RSU awards, stock appreciation rights and other forms of stock awards to individuals not previously an employee or director of the Company as an inducement for such individuals to join the Company. Unless otherwise stated in an applicable stock option agreement, one-fourth of the shares subject to an option grant under the Inducement Plan will typically vest upon the first anniversary of the vesting start date, with the balance of the shares vesting in a series of thirty-six successive equal monthly installments as of the first day of each month measured from the first anniversary of the vesting start date, subject to the new employee’s continued service with the Company through the applicable vesting dates. Upon termination of employment by reasons other than death, cause or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant. The Inducement Plan was amended by the board of directors on multiple occasions to increase the number of shares reserved for issuance to 3,000,000 shares as of March 31, 2024. As of March 31, 2024, there were 269,508 shares available for future grants under the Inducement Plan.

A summary of the Company’s stock option activity under the Inducement Plan for the three months ended March 31, 2024 is as follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGEGATE
		AVERAGE	REMAINING	INTRINSIC
	OUTSTANDING	EXERCISE	CONTRACTUAL	VALUE
	OPTIONS	PRICE	TERM (YEARS)	(IN THOUSANDS)
Outstanding as of December 31, 2023	2,590,400	$1.97	8.0
Options granted	130,000	3.20
Outstanding as of March 31, 2024	2,720,400	2.03	7.8	$2,784
Vested or expected to vest as of March 31, 2024	2,136,200	2.04	7.9	2,184
Exercisable as of March 31, 2024	1,060,375	1.98	7.5	1,135

As of March 31, 2024, there was $1,621,972 of total unrecognized compensation expense related to unvested options under the Inducement Plan that will be recognized over a weighted-average period of approximately 2.5 years. The total fair value of stock options which vested in the three months ended March 31, 2024 and 2023 was $305,219 and $181,032, respectively. There were no options exercised under the Inducement Plan during the three months ended March 31, 2024 and 2023.

The Company has granted stock options to purchase an aggregate of 584,200 shares to certain newly hired employees under the Inducement Plan which options are subject to performance-based vesting conditions. The maximum fair value of $825,353 associated with the performance-based options has been excluded from the unrecognized compensation expense under the Inducement Plan as the completion of the performance milestones was not deemed to be probable as of March 31, 2024. The Company will reevaluate at the end of each reporting period the probability that the performance conditions will be achieved and will record any adjustments to the compensation cost at that time.

The weighted-average fair value of the options granted under all equity incentive plans during the three months ended March 31, 2024 and 2023 was $2.44 per share and $2.04 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	2024	2023
Expected term	6.25 years	6.25 years
Expected volatility	90.37%	79.56%
Risk-free interest rate	3.89%	3.52%
Expected dividend yield	0%	0%

Stock-based compensation expense was classified on the statements of operations as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Research and development expense	$348,242	$237,931
General and administrative expense	843,838	632,249
Total stock-based compensation expense	$1,192,080	$870,180

9. Income Taxes

The Company did not record any tax provision or benefit for the three months ended March 31, 2024 and 2023. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at March 31, 2024 and December 31, 2023.

10. License and Collaboration Agreements

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

In 2020, the Company and Apollomics also entered into a clinical supply agreement pursuant to which the Company will manufacture and supply the Products at agreed upon prices. Apollomics has the option to begin manufacture of the Products after appropriate material transfer requirements are met. The Company did not recognize revenue under the clinical supplies agreement during the three months ended March 31, 2024 and 2023.

The Company evaluated the Agreement under the provisions of ASC 606 and identified two performance obligations under this revenue arrangement: the (i) delivery of functional licenses and (ii) manufacture and supply of the Products. The initial transaction price consists of a $9.0 million non-refundable up-front payment which was allocated to the delivered functional licenses and recognized in full as revenue in 2020 given that the performance obligation was satisfied upon inception. The Agreement contains various forms of variable consideration, including (i) up to $75.0 million in development milestones based on achievement of certain clinical and regulatory events, (ii) up to $105.0 million of sales-based commercial milestones based on achievement of certain annual net sales targets, (iii) sales-based royalties at specified percentages of net sales ranging from the high single digits to 15%, and (iv) manufacture and supply of clinical and commercial Products. The Company has fully constrained the development milestone consideration using the most likely amount method and will recognize that revenue when it is probable that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. The Company did not recognize any milestone revenue under the Agreement for the three months ended March 31, 2024 and 2023.

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

11. Subsequent Events

In April 2024, the Company entered into a purchase commitment with a third-party vendor in the amount of $3,768,000 for 120 kg of raw materials to support manufacturing of its produce candidate uproleselan for commercial supply. Under the agreement, the Company paid a non-refundable advance of $1,130,400 to the vendor. The remainder will be due, if at all, upon completion of the produced quantity.

On May 6, 2024, the Company reported topline results from the Company sponsored Phase 3 uproleselan trial, in which uproleselan combined with chemotherapy did not achieve a statistically significant improvement in overall survival in the intent to treat population versus chemotherapy alone. Patients treated with uproleselan had a median overall survival of 13 months, compared to 12.3 months in the placebo arm. Adverse events were consistent with known side effect profiles of chemotherapy used in the trial. The Company has begun to further evaluate the data with medical, statistical, and regulatory experts and plans to submit the full results for presentation at an upcoming medical meeting.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K filed with the SEC on March 27, 2024.

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

On May 6, 2024, we reported topline results from the trial, in which uproleselan combined with chemotherapy did not achieve a statistically significant improvement in overall survival in the intent to treat population versus chemotherapy alone. Patients treated with uproleselan had a median overall survival of 13 months, compared to 12.3 months in the placebo arm. Adverse events were consistent with known side effect profiles of chemotherapy used in the trial. We have begun to further evaluate the data with medical, statistical, and regulatory experts and plan to submit the full results for presentation at an upcoming medical meeting.

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

We have rationally designed an innovative antagonist of E-selectin, GMI-1687, that could be a subcutaneously administered treatment. Initially developed as a potential life-cycle extension to uproleselan, we believe that GMI-1687 could be developed to broaden the clinical usefulness of an E-selectin antagonist to conditions where outpatient treatment is preferred or required. In 2022, we filed an IND for GMI-1687 as a potential treatment for vaso-occlusive event (VOE), a common complication of sickle cell disease, and in December 2023, we completed enrollment of 40 subjects in a Phase 1a trial of GMI-1687 in healthy adult volunteers.

We are advancing other preclinical-stage programs, including small-molecule glycomimetic compounds that inhibit the protein galectin-3, which we believe may have potential to be an orally administered treatment for fibrosis, cancer and cardiovascular disease. In 2022, we selected a lead galectin drug candidate, GMI-2093, for evaluation in preclinical studies. We are evaluating options for the further development of GMI-2093 as a potential treatment for fibrosis and in oncology indications.

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

Since inception, we have incurred significant operating losses. We had an accumulated deficit of $467.2 million as of March 31, 2024 and we expect to continue to incur operating losses over at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

To fund further operations, we will need to preserve our current cash resources and raise additional capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, potentially including the use of our at-the-market sales facility with Cowen, through collaborations or partnerships with other companies, or through the sale of rights to receive royalties on sales of uproleselan or any other drug candidates. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents will be sufficient to fund our operations through the fourth quarter of 2024 without giving effect to potential business development opportunities, such as upfront or milestone payments under license and collaboration agreements, or financing activities including the additional sale of common stock under our at-the-market sales facility or otherwise. We also plan to reduce our operating expenses in the upcoming months in order to preserve capital, although any such efforts are not expected to materially extend the period of time for which our cash resources will be sufficient. Our ability to successfully transition to profitability will be dependent upon achieving a level of revenues adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities or that we will not need to reduce the scope of or eliminate some or all of our operations.

Our Agreements with Apollomics

In January 2020, we entered into an exclusive collaboration and license agreement with Apollomics (Hong Kong) Limited, or Apollomics, for the development and commercialization of uproleselan and GMI-1687 in Mainland China, Hong Kong, Macau and Taiwan, also known as Greater China. Under the terms of the agreement, Apollomics will be responsible for clinical development and commercialization in Greater China. We will also collaborate with Apollomics to advance the preclinical and clinical development of GMI-1687. We received an upfront cash payment of $9.0 million and in September 2020 received a $1.0 million development milestone payment. There were no milestone payments from Apollomics during the quarters ended March 31, 2024 or 2023. Subject to the terms of the agreement, we will be eligible to receive potential further milestone payments totaling approximately $179.0 million, as well as tiered royalties ranging from the high single digits to 15%, as a percentage of net sales. Apollomics will be responsible for all costs related to development, regulatory approvals, and commercialization activities for uproleselan and GMI-1687 in Greater China, and we and Apollomics expect to enter into clinical and commercial supply agreements with respect to our provision of uproleselan and GMI-1687 to Apollomics. We retain all rights for both compounds in the rest of the world.

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

In June 2020, we entered into a clinical supply agreement with Apollomics under which we will manufacture and supply uproleselan product to Apollomics at agreed upon prices. Apollomics has the option to begin manufacture after appropriate material transfer requirements are met. During the year ended December 31, 2021, we recognized $1.1 million in revenue from the sale of clinical supplies to Apollomics under the clinical supply agreement. There were no sales of clinical supplies to Apollomics during the quarters ended March 31, 2024 or 2023.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies and estimates, please see the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have not been any material changes to our critical accounting policies and estimates since December 31, 2023.

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

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table sets forth our results of operations:

	Three Months Ended March 31,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Costs and expenses:
Research and development expense	$6,025	$5,419	$606	11%
General and administrative expense	5,090	5,522	(432)	(8)%
Total costs and expenses	11,115	10,941	174	2%
Loss from operations	(11,115)	(10,941)	(174)	(2)%
Interest income	378	582	(204)	(35)%
Net loss and comprehensive loss	$(10,737)	$(10,359)	$(378)	(4)%

Research and Development Expense

The following table summarizes our research and development expense by functional area for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Clinical development	$1,206	$1,376	$(170)	(12)%
Manufacturing and formulation	1,400	454	946	208%
Contract research services, consulting and other costs	652	641	11	2%
Laboratory costs	290	427	(137)	(32)%
Personnel-related	2,129	2,283	(154)	(7)%
Stock-based compensation	348	238	110	46%
Research and development expense	$6,025	$5,419	$606	11%

The following table summarizes our research and development expense by drug candidate for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Uproleselan	$2,744	$2,272	$472	21%
GMI-1687	236	35	201	574%
Other research and development	568	591	(23)	(4)%
Personnel-related and stock-based compensation	2,477	2,521	(44)	(2)%
Research and development expense	$6,025	$5,419	$606	11%

Our research and development expense for the three months ended March 31, 2024 increased by $606,000 compared to the same period ended March 31, 2023 primarily due an increase in uproleselan manufacturing and formulation costs for commercial product, offset in part by decreases in drug discovery expenses, including personnel-related costs and costs for general laboratory supplies.

General and Administrative Expense

The following table summarizes the components of our general and administrative expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Personnel-related	$1,800	$2,151	$(351)	(16)%
Stock-based compensation	844	632	212	34%
Legal, consulting and other professional expenses	2,191	2,453	(262)	(11)%
Other	255	286	(31)	(11)%
General and administrative expense	$5,090	$5,522	$(432)	(8)%

General and administrative expenses decreased by $432,000 for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease was primarily due to lower personnel-related expenses, as the quarter ended March 31, 2023 included a one-time severance accrual, and a decrease in professional fees related to timing of commercial readiness expenses for uproleselan in the first quarter of 2024 as compared to 2023. These decreases were offset by higher stock-based compensation expenses in the first quarter of 2024 as compared to 2023 due to a higher fair market value for shares issued in 2024 as compared to 2023.

Interest Income

During the three months ended March 31, 2024 interest income decreased by $204,000 due to lower invested cash and cash equivalent balances in the first quarter of 2024 as compared to 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations primarily through public offerings and private placements of our capital stock, including sales agreements with Cowen, and upfront and milestone payments from our license and collaboration agreements. As of March 31, 2024, we had $31.3 million in cash and cash equivalents.

In March 2022, we filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. In April 2022, we entered into an at-the-market sales agreement, or the 2022 Sales Agreement, with Cowen. Under the 2022 Sales Agreement, we may sell up to $100.0 million in shares of our common stock. During the year ended December 31, 2022, we sold 1,953,854 shares of common stock under the 2022 Sales Agreement at a weighted average price of $2.22 per share, for aggregate net proceeds of $4.2 million, after deducting commissions and offering expenses. During the year ended December 31, 2023, we sold 9,822,930 shares of common stock under the 2022 Sales Agreement at a weighted average price of $3.01 per share, for aggregate net proceeds of $28.7 million, after deducting commissions and offering expenses. There were no shares sold in the quarter ended March 31, 2024. As of March 31, 2024, $66.0 million remained available to be sold under the 2022 Sales Agreement.

We entered into a collaboration and license agreement with Apollomics in 2020 and are potentially eligible to earn milestone payments and royalties under that agreement. However, our ability to earn milestone payments and potential royalty payments and their timing will be dependent upon the outcome of Apollomics’ activities and is therefore uncertain at this time.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, manufacturing costs, legal and other regulatory expenses and general overhead costs.

As of March 31, 2024, our significant contractual obligations consisted solely of rent obligations under a non-cancelable lease, as amended, for our current office space in Rockville, Maryland, which has a term through January 2025. Total remaining obligations under this lease as of March 31, 2024 were $631,000. In April 2024, we entered into a purchase commitment with a manufacturing vendor in the amount of $3,768,000 for 120 kg of raw materials to support the next commercial manufacturing campaign. Under the agreement, we paid a non-refundable advance of $1,130,400 to the vendor with the remainder of the purchase order due, if at all, at the completion of the produced quantity. In January 2024, we entered into a project agreement for the manufacture and supply of injectable uproleselan from active pharmaceutical ingredient for commercial sale should we receive marketing approval from the FDA. The initial term of the agreement is through year end 2026 with automatic 3-year renewal periods unless otherwise terminated by either party. We have no other fixed long-term obligations and we do not have significant capital expenditure requirements.

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

Going Concern

The accompanying financial statements included in this report have been prepared assuming that we will continue as a going concern within one year after the date that the financial statements are issued. During 2023, we incurred a net loss of $36.9 million and had net cash flows used in operating activities of $34.9 million. At March 31, 2024, we had $31.3 million in cash and cash equivalents and had no committed source of additional funding from either debt or equity financings, although we may, in our discretion, sell equity securities under the 2022 Sales Agreement described above, subject to certain conditions and limitations. Management believes that given our current cash position and forecasted negative cash flows from operating activities over the next twelve months as we continue our product development activities, there is substantial doubt about our ability to continue as a going concern beyond the date that is one year from the date that the financial statements included in this report are issued, without obtaining additional financing or entering into another form of non-equity or debt arrangement.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Further, considering the results of the pivotal Phase 3 clinical trial of uproleselan in R/R AML patients, we plan to reduce expenses in the upcoming months in order to preserve capital while we evaluate our operating plans.

Cash Flows

The following is a summary of our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(10,509)	$(11,607)
Investing activities	(7)	(2)
Financing activities	5	28,741
Net change in cash and cash equivalents	$(10,511)	$17,132

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 and 2023 was primarily the result of pre-commercialization efforts and clinical and manufacturing costs associated with our uproleselan clinical development programs. These cash expenses were offset by non-cash expenses for stock-based compensation, lease expense and depreciation.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 and 2023 was for computer and laboratory equipment and was not material.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2024 consisted of proceeds received from stock option exercises. Net cash provided by financing activities during the three months ended March 31, 2023 primarily consisted of the net proceeds received from sales of our common stock under the 2022 Sales Agreement of $28.7 million.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except as set forth below our risk factors as of the date of this quarterly report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 27, 2024.

We will need substantial additional funding to pursue our business objectives. If we are unable to raise capital when needed, we may not be able to continue as a going concern and could be forced to delay, reduce or eliminate our drug development programs or potential commercialization efforts.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2024. However, we will need to obtain substantial additional funding in connection with our continuing operations. In May 2024, we announced results of our pivotal Phase 3 clinical trial of uproleselan in Relapsed/Refractory (R/R) Acute Myeloid Leukemia (AML). The study of uproleselan combined with chemotherapy did not meet its primary endpoint of overall survival in the intent to treat population. Considering these results, our future capital requirements will depend on many factors, including:

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

Our management must periodically evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. Based on our current cash position, our ongoing significant operating losses, the results from our pivotal Phase 3 clinical trial of uproleselan in R/R AML and the fact that we do not have any committed sources of revenue or cash flows other than potential payments from our license and collaboration agreements, management believes that, given our current cash position, there is substantial doubt about our ability to continue as a going concern beyond the fourth quarter of 2024.

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

Uproleselan is our only drug candidate that is in a Phase 2 or Phase 3 clinical trial. Our other drug candidates are in earlier stages of clinical trials or in preclinical development. In May 2024, we announced results of our pivotal Phase 3 clinical trial of uproleselan in R/R AML. The study of uproleselan combined with chemotherapy did not meet its primary endpoint of overall survival in the intent to treat population. We have not completed the development of any drug candidates, we currently generate no revenue from the sale of any drugs and we may never be able to develop a marketable drug. As a company, we have no experience in submitting and obtaining FDA approval for an NDA and, even if our other uproleselan trials are successful, FDA may disagree with our interpretation of the data and our NDA may receive either a refusal to file letter or complete response letter. We have invested substantially all of our efforts and financial resources in the development of our glycomimetics platform, the identification of potential drug candidates using that platform and the development of our drug candidates. Our ability to generate revenue from our other drug candidates, which we do not expect to occur for many years, if ever, will depend heavily on their successful development and eventual commercialization. The success of those drug candidates will depend on several factors, including:

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

The risk of failure of our drug candidates is high. It is impossible to predict when or if any of our drug candidates will prove safe or effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we or a collaborator must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of the drug candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of development. For example, in May 2024, we announced results of our pivotal Phase 3 clinical trial of uproleselan in R/R AML. Even though we observed favorable results in earlier trials of uproleselan, uproleselan combined with chemotherapy did not meet the primary endpoint of overall survival in the intent to treat population in our Phase 3 trial. In general, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, changes in patient treatment options over time may make the relevance of historical control data for a given indication less relevant to the drug candidate being studied, which could impact the success of the trial or, even if successful, the desirability of a successful drug candidate versus other available treatment options. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.       OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

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

10.1†

Project Agreement dated January 2, 2024 with Patheon Manufacturing Services LLC, part of Thermo Fisher Scientific (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on March 27, 2024).

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

†	Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLYCOMIMETICS, INC.

Date: May 9, 2024	By:	/s/ Brian M. Hahn
Brian M. Hahn
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)