Form 10-Q
period 2024-06-30
GLYCOMIMETICS INC
filed 2024-08-08
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on August 7, 2024 was 64,483,958.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLYCOMIMETICS, INC.

Balance Sheets

	June 30,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$22,386,052	$41,792,830
Prepaid expenses and other current assets	1,471,453	1,997,904
Total current assets	23,857,505	43,790,734
Prepaid research and development expenses	—	603,737
Operating lease right-of-use asset	424,209	767,828
Other assets	137,105	154,176
Total assets	$24,418,819	$45,316,475
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$950,763	$868,115
Accrued expenses	2,956,778	5,225,557
Lease liabilities	448,775	741,558
Total current liabilities	4,356,316	6,835,230
Lease liabilities, net of current portion	—	66,844
Total liabilities	4,356,316	6,902,074
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock; $0.001 par value; 150,000,000 shares authorized at June 30, 2024; 100,000,000 shares authorized at December 31, 2023; 64,483,958 shares issued and outstanding at June 30, 2024; 64,393,744 shares issued and outstanding at December 31, 2023	64,484	64,394
Additional paid-in capital	497,315,304	494,835,219
Accumulated deficit	(477,317,285)	(456,485,212)
Total stockholders’ equity	20,062,503	38,414,401
Total liabilities and stockholders’ equity	$24,418,819	$45,316,475

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Costs and expenses:
Research and development expense	$6,285,734	$4,072,708	12,311,195	9,491,414
General and administrative expense	4,071,960	4,857,237	9,161,526	10,379,549
Total costs and expenses	10,357,694	8,929,945	21,472,721	19,870,963
Loss from operations	(10,357,694)	(8,929,945)	(21,472,721)	(19,870,963)
Interest income	262,288	671,033	640,648	1,252,701
Net loss and comprehensive loss	$(10,095,406)	$(8,258,912)	$(20,832,073)	$(18,618,262)
Basic and diluted net loss per common share	$(0.16)	$(0.13)	$(0.32)	$(0.30)
Basic and diluted weighted-average number of common shares outstanding	64,483,848	64,276,184	64,470,541	62,313,155

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	64,393,744	$64,394	$494,835,219	$(456,485,212)	$38,414,401
Issuance of common stock for services	15,256	15	35,985	—	36,000
Exercise of options and vesting of restricted stock units	41,835	42	4,856	—	4,898
Stock-based compensation	—	—	1,192,080	—	1,192,080
Net loss	—	—	—	(10,736,667)	(10,736,667)
Balance at March 31, 2024	64,450,835	64,451	496,068,140	(467,221,879)	28,910,712
Issuance of common stock for services	13,127	13	39,362	—	39,375
Exercise of options and vesting of restricted stock units	19,996	20	480	—	500
Stock-based compensation	—	—	1,207,322	—	1,207,322
Net loss	—	—	—	(10,095,406)	(10,095,406)
Balance at June 30, 2024	64,483,958	$64,484	$497,315,304	$(477,317,285)	$20,062,503

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	54,377,798	$54,378	$462,461,251	$(419,585,792)	$42,929,837
Issuance of common stock, net of issuance costs	9,822,930	9,823	28,697,188	—	28,707,011
Common stock issued under stock plans	44,496	44	33,724	—	33,768
Stock-based compensation	—	—	870,180	—	870,180
Net loss	—	—	—	(10,359,350)	(10,359,350)
Balance at March 31, 2023	64,245,224	64,245	492,062,343	(429,945,142)	62,181,446
Common stock issued under stock plans	68,109	68	20,046	—	20,114
Stock-based compensation	—	—	858,088	—	858,088
Net loss	—	—	—	(8,258,912)	(8,258,912)
Balance at June 30, 2023	64,313,333	$64,313	$492,940,477	$(438,204,054)	$54,800,736

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(20,832,073)	$(18,618,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,043	87,257
Non-cash lease expense	343,619	441,566
Issuance of common stock for services	75,375	—
Stock-based compensation	2,399,402	1,728,268
Changes in assets and liabilities:
Prepaid expenses and other current assets	526,451	512,324
Prepaid research and development expenses	603,737	—
Accounts payable	82,648	(728,704)
Accrued expenses	(2,268,779)	(1,481,734)
Lease liabilities	(359,627)	(522,428)
Net cash used in operating activities	(19,402,204)	(18,581,713)

Investing activities
Purchases of property and equipment	(9,972)	(12,727)
Net cash used in investing activities	(9,972)	(12,727)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	28,707,011
Proceeds from exercise of stock options	5,398	53,882
Net cash provided by financing activities	5,398	28,760,893
Net change in cash and cash equivalents	(19,406,778)	10,166,453
Cash and cash equivalents, beginning of period	41,792,830	47,870,619
Cash and cash equivalents, end of period	$22,386,052	$58,037,072

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Notes to Unaudited Financial Statements

1. Description of the Business

GlycoMimetics, Inc. (the Company), a Delaware corporation headquartered in Rockville, Maryland, was incorporated in 2003. The Company is focused on improving the lives of people living with cancer and inflammatory diseases by leveraging the inhibition of carbohydrate interactions that occur on the surface of cells. The Company has been developing a pipeline of proprietary glycomimetics, which are small molecules that mimic the structure of carbohydrates involved in important biological processes, to inhibit disease-related functions of carbohydrates such as the roles they play in cancers and inflammation. In July 2024, following feedback from the U.S. Food and Drug Administration (FDA), the Company determined that the regulatory path forward for its lead product candidate, uproleselan, for the treatment of relapsed and refractory acute myeloid leukemia would require an additional clinical trial. As a result, the Company intends to conduct a strategic review of its business, in an effort to maximize shareholder value, including the evaluation of potential business development opportunities for uproleselan and the Company’s GMI-1687 to ensure their continued advancement. In order to conserve its cash resources, in July 2024 the Company reduced its workforce by approximately 80%.

2. Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued. During 2023, the Company incurred a net loss of $36.9 million and had net cash flows used in operating activities of $34.9 million. The Company incurred a net loss of $20.8 million and had net cash flows used in operating activities of $19.4 million during the six months ended June 30, 2024. At June 30, 2024, the Company had $22.4 million in cash and cash equivalents and had no committed source of additional funding from either debt or equity financings, although the Company may, at its discretion, sell equity securities under the terms of its existing at-the-market sales agreement (see Note 7), subject to certain conditions and limitations. Management believes that given the Company’s current cash position and forecasted negative cash flows from operating activities over the next twelve months, despite the adoption of a streamlined operating plan, there is substantial doubt about its ability to continue as a going concern after the date that is one year from the date that these unaudited financial statements are issued, without obtaining additional financing or entering into another form of non-equity or debt arrangement. The Company expects that its current cash resources will only be sufficient to fund the Company’s operations into the second quarter of 2025.

The Company’s ability to fund its operations is dependent upon management’s plans, which include reducing operating expenses and potentially entering into collaborations, strategic alliances and marketing, distribution or licensing arrangements in order to raise additional capital. There can be no assurances that any strategic transactions will be available to the Company on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances and marketing, distribution or licensing arrangements may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights. If the Company is unable to obtain additional capital or enter into a strategic transaction, the Company will need to eliminate some or all of its operations and may seek to liquidate.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is not able to continue as a going concern.

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

Unaudited Financial Statements

The accompanying balance sheet as of June 30, 2024, statements of operations and comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2023 contained in the Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2024 and its results of operations and changes in its stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and its cash flows for the six months ended June 30, 2024 and 2023. The December 31, 2023 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and six months ended June 30, 2024 and 2023 are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of June 30, 2024 and December 31, 2023. The carrying value of cash held in money market funds of $18.8 million and $38.8 million as of June 30, 2024 and December 31, 2023, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs). The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three and six months ended June 30, 2024 and 2023.

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

Accruals for Clinical Trial Expenses

Clinical trial costs primarily consist of expenses incurred under agreements with contract research organizations (CROs), investigative sites, laboratory testing expenses, data management and consultants that conduct the Company's clinical trials. Clinical trial expenses have historically been a significant component of research and development expenses, and the Company previously outsourced a significant portion of its clinical trial activities to third parties. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, estimated project duration and other pass-through costs. As a result of the Company ceasing its clinical activities, the costs of closing down clinical sites are also included in the accruals. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the balance sheets as a prepaid asset or accrued expenses. These third-party agreements are generally cancellable, and related costs are recorded as research and development expenses as incurred. Except for payments made in advance of services, clinical trial costs are expensed as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, management assessments include: (i) an evaluation by the project manager of the work that has been completed during the period; (ii) measurement of progress prepared internally and/or provided by the third-party service provider; (iii) analyses of data that justify the progress; and (iv) the Company’s judgment. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made. The Company’s historical clinical accrual estimates have not been materially different from the actual costs.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average common shares outstanding, as they would be anti-dilutive:

	Six Months Ended June 30,
	2024	2023
Stock options and RSUs	16,047,875	11,469,764

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and six months ended June 30, 2024 and 2023, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted

There have been no new accounting pronouncements that have significance, or potential significance, to the Company’s unaudited financial statements as of and for the six months ended June 30, 2024.

4. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	June 30,	December 31,
	2024	2023
Prepaid research and development expenses	$805,610	$1,420,642
Other prepaid expenses	589,133	401,442
Other receivables	76,710	175,820
Prepaid expenses and other current assets	$1,471,453	$1,997,904

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	June 30,	December 31,
	2024	2023
Accrued research and development expenses	$1,916,629	$1,824,689
Accrued bonuses	—	2,561,913
Accrued consulting and other professional fees	441,652	439,192
Accrued employee benefits	545,549	399,763
Other accrued expenses	52,948	—
Accrued expenses	$2,956,778	$5,225,557

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

The Company leases office and research space in Rockville, Maryland under an operating lease that is subject to annual rent increases (the Lease). The Company paid a security deposit of $52,320 to be held until the expiration or termination of the Company’s obligations under the Lease. In April 2023, the Company and its landlord entered into an amendment to the Lease (the Lease Amendment). Pursuant to the Lease Amendment, the Company and the landlord agreed that the lease term for a portion of the premises, consisting of approximately 30,000 square feet, would be extended from November 1, 2023 to January 31, 2025. The Company’s lease of the remaining premises, consisting of approximately 12,000 square feet, expired on October 31, 2023. There were no additional operating leases entered into during the six months ended June 30, 2024.

The components of lease expense and related cash flows were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$188,310	$247,359	$376,620	$479,349
Variable lease cost	138,819	133,022	238,706	316,296
Total operating lease cost	$327,129	$380,381	$615,326	$795,645

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$196,314	$280,518	$392,628	$560,210

Maturities of lease liability due under these lease agreements as of June 30, 2024 were as follows:

Operating Lease
Obligation
July 1, 2024 - December 31, 2024	$396,555
2025	67,401
Thereafter	—
Total	463,956
Present value adjustment	(15,181)
Present value of lease payments	$448,775

Supplemental information related to leases were as follows:

	June 30,	December 31,
Operating Leases	2024	2023
Weighted-average remaining lease term (in years)	0.6	1.1
Weighted-average incremental borrowing rate	10.0%	10.0%

	Six Months Ended June 30,
	2024	2023
Right-of-use assets obtained in exchange for operating lease obligations	$-	$872,892

7. Stockholders’ Equity

Common Stock

During the three months ended June 30, 2024, the Company’s board of directors adopted, and its stockholders approved, an increase in the total authorized shares of common stock from 100,000,000 to 150,000,000 shares with a par value of $0.001 per share.

At-The-Market Sales Facility

In March 2022, the Company filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. On April 28, 2022, the Company entered into an at-the-market sales agreement (the 2022 Sales Agreement) with Cowen and Company, LLC. Under the 2022 Sales Agreement, the Company may sell up to $100.0 million worth of shares of common stock. During the six months ended June 30, 2023, the Company issued and sold 9,822,930 shares of common stock under the 2022 Sales Agreement at a weighted average price per share of $3.01, for aggregate net proceeds of $28.7 million, after deducting commissions and offering expenses. There were no shares issued under the 2022 Sales Agreement during the six months ended June 30, 2024. As of June 30, 2024, approximately $66.0 million remained available to be sold under the terms of the 2022 Sales Agreement.

8. Stock-based Compensation

2013 Equity Incentive Plan

The Company’s board of directors adopted, and its stockholders approved, its 2013 Equity Incentive Plan effective in January 2014, and the 2013 Equity Incentive Plan was amended and restated by approval of the board of directors in April 2022 and by approval of the stockholders in May 2022 (as so amended and restated, the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the Code) to the Company’s employees and its parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards (RSUs), stock appreciation rights, performance stock awards and other forms of stock compensation to its employees, including officers, consultants and directors. The 2013 Plan also provides for the grant of performance cash awards to the Company’s employees, consultants and directors. Unless otherwise stated in a stock option agreement, 25% of the shares subject to an option grant will typically vest upon the first anniversary of the vesting start date and thereafter at the rate of one forty-eighth of the option shares per month as of the first day of each month after the first anniversary. Upon termination of employment by reasons other than death, cause, or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant.

Authorized Shares

The maximum number of shares of common stock that may be issued under the 2013 Plan was originally 1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited to or repurchased by the Company. Upon the amendment and restatement of the 2013 Plan in May 2022, the existing share reserve was increased by 2,619,622. Beginning on January 1, 2023 and ending on (and including) January 1, 2029, the maximum number of shares of common stock that may be issued under the 2013 Plan will cumulatively be increased by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the board of directors or the compensation committee thereof. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000 shares. As of June 30, 2024, the total number of shares reserved for issuance under the 2013 Plan was 14,257,627 shares, of which 94,036 shares were available for future grants.

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

A summary of the Company’s stock option activity under the 2013 Plan for the six months ended June 30, 2024 is as follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGEGATE
		AVERAGE	REMAINING	INTRINSIC
	OUTSTANDING	EXERCISE	CONTRACTUAL	VALUE
	OPTIONS	PRICE	TERM (YEARS)	(IN THOUSANDS)
Outstanding as of December 31, 2023	8,273,800	$5.29	6.3
Options granted	5,756,875	1.85
Options exercised	(3,250)	1.66
Options forfeited	(747,095)	7.39
Outstanding as of June 30, 2024	13,280,330	3.68	7.7	$50
Vested or expected to vest as of June 30, 2024	10,771,055	4.47	7.2	—
Exercisable as of June 30, 2024	5,572,477	6.11	4.9	—

As of June 30, 2024, there was $10,012,044 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 3.2 years. Total intrinsic value of the options exercised during the six months ended June 30, 2024 was $4,091 and total cash received for options exercised was $5,398. Total intrinsic value of the options exercised during the six months ended June 30, 2023 was $54,083 and total cash received for options exercised was $53,882. The total fair value of stock options which vested in the six months ended June 30, 2024 and 2023 was $2,182,608 and $1,090,699, respectively.

The Company has granted stock options to purchase an aggregate of 2,509,275 shares to certain employees under the 2013 Plan, the vesting of which is subject to performance vesting conditions relating to the achievement of specified regulatory or commercial milestones. The maximum fair value of $681,766 associated with performance-based options granted has been excluded from the unrecognized compensation expense under the 2013 Plan as the completion of the performance milestones was not deemed to be probable as of June 30, 2024.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In January 2021, the Company awarded RSUs under the 2013 Plan to all of its employees. The RSUs granted vest over four years in equal installments on each anniversary of the grant date, provided that the employee remains employed by the Company at the applicable vesting date. Compensation expense is recognized on a straight-line basis. As of June 30, 2024, there was $103,762 of total unrecognized compensation expense associated with outstanding RSU grants that will be recognized over a weighted-average period of approximately 0.6 years.

The following is a summary of RSU activity under the 2013 Plan for the six months ended June 30, 2024:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2023	117,157	$3.81
Vested	(58,581)	3.81
Forfeited	(9,581)	3.81
Unvested at June 30, 2024	48,995	3.81

Issuance of Shares to Directors in Lieu of Cash Retainers for Service

In March 2023, the Company’s board of directors amended the Company’s Non-Employee Director Compensation Policy to include an election to receive unrestricted shares of common stock in lieu of quarterly board and committee retainer cash payments. The number of shares to be issued to an electing director is determined on the last day of each fiscal quarter by dividing the dollar amount of the compensation to be paid for such quarter that is subject to the election by the closing price of a share of common stock on the last trading day of the fiscal quarter, rounded up to the nearest whole share. Non-employee directors who made such an election received 13,127 shares of common stock in lieu of cash compensation earned for the quarter ended March 31, 2024. All shares of common stock issued pursuant to such an election are fully vested upon issuance and are classified as “Other Awards” under the 2013 Plan.

In June 2024, the Non-Employee Director Compensation Policy was amended to allow a director to revoke his or her annual election to receive unrestricted shares of common stock in lieu of quarterly board and committee retainer cash payments. The decision to amend the policy followed a significant decline in the market value of the Company’s common stock in May 2024. Without the ability of the directors to revoke the prior elections, the Company would have been obligated to issue a significantly greater number of shares than in prior quarters in lieu of the fixed cash retainer payments. Each of the directors who previously elected to receive unrestricted shares of common stock in lieu of quarterly board and committee retainer cash payments for 2024 revoked their elections in June 2024, and as a result there were no additional shares issued under the policy for the three months ended June 30, 2024.

Inducement Plan

The Company’s board of directors previously adopted the GlycoMimetics, Inc. Inducement Plan (as amended to date, the Inducement Plan). The Inducement Plan provides for the grant of nonstatutory stock options, restricted stock awards, RSU awards, stock appreciation rights and other forms of stock awards to individuals not previously an employee or director of the Company as an inducement for such individuals to join the Company. Unless otherwise stated in an applicable stock option agreement, one-fourth of the shares subject to an option grant under the Inducement Plan will typically vest upon the first anniversary of the vesting start date, with the balance of the shares vesting in a series of thirty-six successive equal monthly installments as of the first day of each month measured from the first anniversary of the vesting start date, subject to the new employee’s continued service with the Company through the applicable vesting dates. Upon termination of employment by reasons other than death, cause or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant. The Inducement Plan was amended by the board of directors on multiple occasions to increase the number of shares reserved for issuance to 3,000,000 shares as of June 30, 2024. As of June 30, 2024, there were 271,358 shares available for future grants under the Inducement Plan.

A summary of the Company’s stock option activity under the Inducement Plan for the six months ended June 30, 2024 is as follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGEGATE
		AVERAGE	REMAINING	INTRINSIC
	OUTSTANDING	EXERCISE	CONTRACTUAL	VALUE
	OPTIONS	PRICE	TERM (YEARS)	(IN THOUSANDS)
Outstanding as of December 31, 2023	2,590,400	$1.97	8.0
Options granted	130,000	3.20
Options forfeited	(1,850)	3.85
Outstanding as of June 30, 2024	2,718,550	2.02	7.5	$—
Vested or expected to vest as of June 30, 2024	2,134,350	2.04	7.6	—
Exercisable as of June 30, 2024	1,177,896	1.98	7.2	—

As of June 30, 2024, there was $1,419,532 of total unrecognized compensation expense related to unvested options under the Inducement Plan that will be recognized over a weighted-average period of approximately 2.3 years. There were no options exercised under the Inducement Plan during the six months ended June 30, 2024 or 2023. The total fair value of stock options which vested in the six months ended June 30, 2024 and 2023 was $474,192 and $312,314, respectively.

The Company has granted stock options to purchase an aggregate of 584,200 shares to certain newly hired employees under the Inducement Plan which options are subject to performance-based conditions. The maximum fair value of $825,353 associated with the performance-based options is excluded from the unrecognized compensation expense under the Inducement Plan as the completion of the performance milestones was not probable as of June 30, 2024.

The weighted-average fair value of the options granted under all equity incentive plans during the six months ended June 30, 2024 and 2023 was $1.49 per share and $2.00 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	2024	2023
Expected term	6.25 years	6.25 years
Expected volatility	101.79%	81.26%
Risk-free interest rate	4.17%	3.54%
Expected dividend yield	0%	0%

Stock-based compensation expense was classified on the statements of operations as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expense	$335,445	$229,422	$683,687	$467,353
General and administrative expense	871,877	628,666	1,715,715	1,260,915
Total stock-based compensation expense	$1,207,322	$858,088	$2,399,402	$1,728,268

9. Income Taxes

The Company did not record any tax provision or benefit for the six months ended June 30, 2024 or 2023. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at June 30, 2024 and December 31, 2023.

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

In 2020, the Company and Apollomics also entered into a clinical supply agreement pursuant to which the Company will manufacture and supply the Products at agreed upon prices. Apollomics has the option to begin manufacture of the Products after appropriate material transfer requirements are met. The Company did not recognize any revenue under the clinical supplies agreement during the six months ended June 30, 2024 and 2023.

The Company evaluated the Agreement under the provisions of ASC 606 and identified two performance obligations under this revenue arrangement: the (i) delivery of functional licenses and (ii) manufacture and supply of the Products. The initial transaction price consists of a $9.0 million non-refundable up-front payment which was allocated to the delivered functional licenses and recognized in full as revenue in 2020 given that the performance obligation was satisfied upon inception. The Agreement contains various forms of variable consideration, including (i) up to $75.0 million in development milestones based on achievement of certain clinical and regulatory events, (ii) up to $105.0 million of sales-based commercial milestones based on achievement of certain annual net sales targets, (iii) sales-based royalties at specified percentages of net sales ranging from the high single digits to 15%, and (iv) manufacture and supply of clinical and commercial Products. The Company has fully constrained the development milestone consideration using the most likely amount method and will recognize that revenue when it is probable that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price. The Company did not recognize any milestone revenue under the Agreement for the six months ended June 30, 2024 or 2023.

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

11. Subsequent Events

In July 2024, the Company’s Board of Directors approved a streamlined operating plan that includes the exploration of strategic alternatives focused on maximizing shareholder value. The Company concluded, following feedback from the U.S. Food and Drug Administration, that the regulatory path forward for its lead product candidate uproleselan for the treatment of relapsed and refractory acute myeloid leukemia would require an additional clinical trial. The decision was not related to any safety or medical issues or negative regulatory feedback related to the Company’s programs.

In connection with the streamlined operating plan approved by the Board, the Company has undertaken a corporate restructuring that includes a reduction in the Company’s workforce by 26 employees, or approximately 80% of its headcount. The Company anticipates recognizing approximately $3.6 million in total charges in connection with the headcount reduction, which costs are expected to be substantially recognized in the third quarter of 2024, with related cash payments expected to be paid out by the end of 2024. These charges will consist primarily of one-time severance payments upon termination and continued benefits for a specified period of time.

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

Overview

We are a late clinical-stage biotechnology company focused on improving the lives of people living with cancer and inflammatory diseases by leveraging the inhibition of carbohydrate interactions that occur on the surface of cells. We have been developing a pipeline of proprietary glycomimetics, which are small molecules that mimic the structure of carbohydrates involved in important biological processes, to inhibit disease-related functions of carbohydrates such as the roles they play in cancers and inflammation. We believe this represents an innovative approach to drug discovery to treat a wide range of diseases. We have focused our efforts on drug candidates for diseases that we believe will qualify for orphan drug designation.

Our lead glycomimetic drug candidate, uproleselan, is a specific E-selectin antagonist that we are developing to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, a life-threatening hematologic cancer, and potentially other hematologic cancers. In 2021, we completed enrollment of 388 patients across nine countries in a randomized, double-blind, placebo-controlled Phase 3 pivotal clinical trial to evaluate uproleselan in individuals with relapsed/refractory (R/R) AML, the design of which was based on guidance received from the FDA.

On May 6, 2024, we reported topline results from the trial, in which uproleselan combined with chemotherapy did not achieve a statistically significant improvement in overall survival in the intent to treat (ITT) population versus chemotherapy alone. Patients treated with uproleselan had a median overall survival of 13 months, compared to 12.3 months in the placebo arm. Adverse events were consistent with known side effect profiles of chemotherapy used in the trial. On June 4, 2024, we announced comprehensive results of the Phase 3 trial, which are summarized below.

The trial evaluated uproleselan in combination with MEC (mitoxantrone, etoposide and cytarabine) or FAI (fludarabine, cytarabine and idarubicin) in patients with R/R AML. Patients received either uproleselan or placebo for 8 days over 1 cycle of induction and, if applicable, up to 3 cycles of consolidation. The primary endpoint was overall survival (OS), which was not censored for transplant. Secondary endpoints included incidence of severe oral mucositis, complete remission (CR) rate and CR with partial hematologic recovery (CRh). Patients were randomized 1:1 between treatment and placebo arms. There were 59 sites that enrolled at least one patient. Median follow up was over three years at the time of primary analysis.

Overall Survival

●	Primary Endpoint: median overall survival (mOS) in the ITT population (n=388) was 13.0 months for the uproleselan arm, compared to 12.3 months for the placebo arm (hazard ratio [HR] 0.89; 95% confidence interval [CI] 0.69-1.15); this difference was not statistically significant.
●	Disease Status
◾	Primary Refractory: mOS for primary refractory patients in the uproleselan arm (n=62) was 31.2 months, compared to 10.1 months (HR 0.58; 95% CI 0.37-0.91) for the placebo arm (n=66). This benefit was irrespective of backbone chemotherapy.
●	Median duration of response (DoR) for complete remission (CR) was not reached for primary refractory patients in the uproleselan arm compared to a median DoR of 12.7 months for the placebo arm.
◾	Early Relapse: mOS for early relapse patients in the uproleselan arm (n=28) was 3.7 months, compared to 6.4 months (HR 1.50; 95% CI 0.69-3.27) for the placebo arm (n=22).
◾	Late Relapse: mOS for late relapse patients in the uproleselan arm (n=104) was 15.4 months, compared to 18.2 months (HR 1.10; 95% CI 0.77-1.57) for the placebo arm (n=106).
◾	Backbone Chemotherapy:
◾	FAI: mOS for patients treated with uproleselan plus FAI (n=98) was 30.2 months compared to 12.8 months (HR 0.73; 95% CI 0.50-1.06) for patients treated with FAI alone (n=96) in the ITT population.
◾	MEC: mOS for patients treated with uproleselan plus MEC (n=96) was 8.7 months compared to 12.3 months (HR 1.06; 95% CI 0.75-1.51) for patients treated with MEC alone (n=98) in the ITT population.
◾	Transplantation Status:
◾	For patients who received hematopoietic stem cell transplantation (HSCT) after study treatment, mOS was not reached for patients in the uproleselan arm (n=101). In contrast, for HSCT patients in the placebo arm, mOS for patients receiving FAI (n=53) was 26.3 months and for patients receiving MEC (n=46) was 24.4 months.

Secondary Endpoints

◾	7.2% of patients in each arm (n=388) experienced induction emergent severe oral mucositis.
◾	36.1% of patients in the uproleselan arm (n=194) experienced CR at the end of induction (EOI) as determined by an independent endpoint review committee (IERC), compared to 33.5% of patients in the placebo arm (n=194).
◾	46.4% of patients in the uproleselan arm experienced CR/CRh at EOI as determined by IERC, compared to 41.2% of patients in the placebo arm.
◾	Post-treatment HSCT rate was 52.1% in the uproleselan arm and 51.0% in the placebo arm.
◾	Subsequent AML therapy in non-responders was 40.0% in the uproleselan arm (n=80) and 46.2% in the placebo arm (n=78).

Safety

◾	Adverse events were consistent with the known safety profile for backbone chemotherapy regimens.
◾	35.9% of patients in the uproleselan arm experienced serious treatment-emergent adverse events (TEAEs) compared to 34.2% in the placebo arm.
◾	85.9% of patients in the uproleselan arm experienced grade 3 or higher TEAEs compared to 87.6% in the placebo arm.

Following the announcement of the data from the Phase 3 trial, we requested and held a meeting with the FDA to discuss whether any of the results summarized above could serve as a basis for a submission for regulatory approval. Based on the feedback received, we have concluded that the regulatory path forward for uproleselan in this patient population would require an additional clinical trial, the conduct of which would require capital resources beyond those that are currently available to us. We are evaluating strategic alternatives to provide for the continued advancement of uproleselan.

We have also entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, part of the National Institutes of Health, to conduct a Phase 2/3 randomized, controlled clinical trial testing the addition of uproleselan to a standard chemotherapy regimen. Enrollment of 267 patients in the Phase 2 portion was completed in December 2021. There will be a planned interim analysis that will evaluate event-free survival and whether the pre-specified threshold for continuing to Phase 3 has been met. The trial could provide support for regulatory filings, if the results of the planned interim analysis are sufficiently positive. Notwithstanding the results of our Phase 3 pivotal trial of uproleselan, the Phase 2/3 trial is ongoing with limited funding from us.

In addition to uproleselan, we designed an innovative antagonist of E-selectin, GMI-1687, that could be a subcutaneously administered treatment. Initially developed as a potential life-cycle extension to uproleselan, we believe that GMI-1687 could be developed to broaden the clinical usefulness of an E-selectin antagonist to conditions where outpatient treatment is preferred or required. In 2022, we filed an IND for GMI-1687 as a potential treatment for vaso-occlusive event (VOE), a common complication of sickle cell disease, and in December 2023, we completed enrollment of 40 subjects in a Phase 1a trial of GMI-1687 in healthy adult volunteers. As described below, we have entered into a collaboration with Apollomics for the development of GMI-1687, as well as uproleselan, in Greater China. We are not otherwise actively developing GMI-1687.

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

Since inception, we have incurred significant operating losses. We had an accumulated deficit of $478.3 million as of June 30, 2024 and continue to incur operating losses.

In July 2024, following the announcement of the data from our Phase 3 pivotal trial and our discussions with the FDA, we also announced that we would initiate a review of strategic alternatives focused on maximizing stockholder value, which could include, but are not limited to, a merger, sale, divestiture of assets, licensing, or other strategic transaction. We expect to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that we will make any cash distributions to our stockholders. In connection with the evaluation of strategic alternatives and in order maximize capital preservation, we have implemented a plan to reduce our workforce by approximately 80%. This workforce reduction plan was approved in July 2024 and is substantially complete as of the date of this report.

Based on our revised operating plan, we expect that our current cash and cash equivalents will fund our operations into the second quarter of 2025; however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. To fund any further operations, we would need to further reduce our expenses or raise additional capital. We may obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, through collaborations or partnerships with other companies, or through the sale of rights to our drug candidates. We may not be able to raise additional capital on terms acceptable to us, or at all. If we are unable to raise additional capital and are unable to enter into a strategic transaction, we will need to further reduce the scope of or eliminate some or all of our operations or liquidate our company.

Our Agreements with Apollomics

In January 2020, we entered into an exclusive collaboration and license agreement with Apollomics (Hong Kong) Limited, or Apollomics, for the development and commercialization of uproleselan and GMI-1687 in Mainland China, Hong Kong, Macau and Taiwan, also known as Greater China. Under the terms of the agreement, Apollomics will be responsible for clinical development and commercialization in Greater China. We will also collaborate with Apollomics to advance the preclinical and clinical development of GMI-1687. We received an upfront cash payment of $9.0 million and in September 2020 received a $1.0 million development milestone payment. There were no milestone payments from Apollomics during the six months ended June 30, 2024 or 2023. Subject to the terms of the agreement, we will be eligible to receive potential further milestone payments totaling approximately $179.0 million, as well as tiered royalties ranging from the high single digits to 15%, as a percentage of net sales. Apollomics will be responsible for all costs related to development, regulatory approvals, and commercialization activities for uproleselan and GMI-1687 in Greater China, and we and Apollomics expect to enter into clinical and commercial supply agreements with respect to our provision of uproleselan and GMI-1687 to Apollomics. We retain all rights for both compounds in the rest of the world.

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

In June 2020, we entered into a clinical supply agreement with Apollomics under which we will manufacture and supply uproleselan product to Apollomics at agreed upon prices. Apollomics has the option to begin manufacture after appropriate material transfer requirements are met. During the year ended December 31, 2021, we recognized $1.1 million in revenue from the sale of clinical supplies to Apollomics under the clinical supply agreement. There were no sales of clinical supplies to Apollomics during the six months ended June 30, 2024 or 2023.

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

Research and development activities are central to our business model. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. It is difficult to determine with certainty the duration and completion costs of preclinical studies and clinical trials of our drug candidates, or if, when or to what extent we will generate revenues from the commercialization and sale of any of our drug candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our drug candidates.

Should we resume development of our product candidates, the duration, costs and timing of clinical trials and development of our drug candidates would depend on a variety of factors that include:

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

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

The following tables set forth our results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended March 31,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Costs and expenses:
Research and development expense	$6,286	$4,073	$2,213	54%
General and administrative expense	4,072	4,857	(785)	(16)%
Total costs and expenses	10,358	8,930	1,428	16%
Loss from operations	(10,358)	(8,930)	(1,428)	(16)%
Interest income	262	671	(409)	(61)%
Net loss and comprehensive loss	$(10,096)	$(8,259)	$(1,837)	(22)%

	Six Months Ended June 30,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Costs and expenses:
Research and development expense	12,311	9,491	2,820	30%
General and administrative expense	9,162	10,380	(1,218)	(12)%
Total costs and expenses	21,473	19,871	1,602	8%
Loss from operations	(21,473)	(19,871)	(1,602)	(8)%
Interest income	641	1,253	(612)	(49)%
Net loss and comprehensive loss	$(20,832)	$(18,618)	$(2,214)	(12)%

Research and Development Expense

The following tables summarize our research and development expense by functional area for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Clinical development	$1,163	$924	$239	26%
Manufacturing and formulation	2,702	262	2,440	931%
Contract research services, consulting and other costs	562	440	122	28%
Laboratory costs	309	374	(65)	(17)%
Personnel-related	1,215	1,844	(629)	(34)%
Stock-based compensation	335	229	106	46%
Research and development expense	$6,286	$4,073	$2,213	54%

	Six Months Ended June 30,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Clinical development	$2,368	$2,300	$68	3%
Manufacturing and formulation	4,102	715	3,387	474%
Contract research services, consulting and other costs	1,214	1,081	133	12%
Laboratory costs	599	801	(202)	(25)%
Personnel-related	3,344	4,127	(783)	(19)%
Stock-based compensation	684	467	217	46%
Research and development expense	$12,311	$9,491	$2,820	30%

The following tables summarize our research and development expense by drug candidate for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Uproleselan	$4,064	$1,478	$2,586	175%
GMI-1687	70	19	51	268%
Other research and development	602	503	99	20%
Personnel-related and stock-based compensation	1,550	2,073	(523)	(25)%
Research and development expense	$6,286	$4,073	$2,213	54%

	Six Months Ended June 30,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Uproleselan	$6,809	$3,750	$3,059	82%
GMI-1687	306	55	251	456%
Other research and development	1,169	1,092	77	7%
Personnel-related and stock-based compensation	4,027	4,594	(567)	(12)%
Research and development expense	$12,311	$9,491	$2,820	30%

Our research and development expense for the three and six months ended June 30, 2024 increased by $2.2 million and $2.8 million, respectively, compared to the same periods ended June 30, 2023 primarily due to an increase in uproleselan manufacturing and formulation costs as we prepared for the potential commercialization of uproleselan. These increases were offset by lower personnel-related expenses. During 2023, we accrued amounts for the expected payments of year-end bonuses to employees; for the six months ended June 30, 2024, we have concluded that no bonuses will be payable for the year ending December 31, 2024, and as a result we did not record any further accruals and reversed accruals made through April 2024.

General and Administrative Expense

The following tables summarize the components of our general and administrative expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Personnel-related	$1,045	$1,552	$(507)	(33)%
Stock-based compensation	872	629	243	39%
Legal, consulting and other professional expenses	1,951	2,393	(442)	(18)%
Other	204	283	(79)	(28)%
General and administrative expense	$4,072	$4,857	$(785)	(16)%

	Six Months Ended June 30,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Personnel-related	$2,845	$3,704	$(859)	(23)%
Stock-based compensation	1,716	1,261	455	36%
Legal, consulting and other professional expenses	4,143	4,846	(703)	(15)%
Other	458	569	(111)	(20)%
General and administrative expense	$9,162	$10,380	$(1,218)	(12)%

General and administrative expenses decreased by $0.8 million and $1.2 million, respectively, for the three and six months ended June 30, 2024 as compared to the same periods in 2023. These decreases was primarily due to lower personnel-related expenses, including no bonus accruals for 2024. Professional expenses also decreased as a result of lower levels of commercial consulting services in 2024 compared to 2023. These decreases were offset by higher stock-based compensation expenses incurred 2024 as compared to 2023 due to a higher fair market value for shares issued in 2024 as compared to 2023 and company-wide retention grants of stock options in June 2024.

Interest Income

During the three and six months ended June 30, 2024, interest income decreased by $0.4 million and $0.6 million, respectively, due to lower invested cash and cash equivalent balances as compared to the same periods in 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operations primarily through public offerings and private placements of our capital stock, including sales agreements with Cowen, and upfront and milestone payments from our license and collaboration agreements. As of June 30, 2024, we had $22.4 million in cash and cash equivalents.

In March 2022, we filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. In April 2022, we entered into an at-the-market sales agreement, or the 2022 Sales Agreement, with Cowen. Under the 2022 Sales Agreement, we may sell up to $100.0 million in shares of our common stock. During the year ended December 31, 2022, we sold 1,953,854 shares of common stock under the 2022 Sales Agreement at a weighted average price of $2.22 per share, for aggregate net proceeds of $4.2 million, after deducting commissions and offering expenses. During the year ended December 31, 2023, we sold 9,822,930 shares of common stock under the 2022 Sales Agreement at a weighted average price of $3.01 per share, for aggregate net proceeds of $28.7 million, after deducting commissions and offering expenses. There were no shares sold in the six months ended June 30, 2024. As of June 30, 2024, $66.0 million remained available to be sold under the 2022 Sales Agreement.

We entered into a collaboration and license agreement with Apollomics in 2020 and are potentially eligible to earn milestone payments and royalties under that agreement. However, our ability to earn milestone payments and potential royalty payments and their timing will be dependent upon the outcome of Apollomics’ activities and is therefore uncertain.

Funding Requirements

Our primary uses of capital have been compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs.

As of June 30, 2024, our only contractual obligations consisted of rent obligations under a non-cancelable lease for our current office space in Rockville, Maryland, which has a term through January 2025. Total remaining obligations under this lease as of June 30, 2024 were approximately $464,000.

In April 2024, we entered into a purchase commitment with a manufacturing vendor for raw materials and paid a non-refundable advance of $1.1 million. Following the announcement of the results from our Phase 3 pivotal trial, we have cancelled the remainder of the purchase commitment and have no further obligations.

In January 2024, we entered into a project agreement for the manufacture and supply of injectable uproleselan for commercial sale. We have suspended this project agreement and do not currently have any binding obligation to acquire product.

We have no other fixed long-term obligations and we do not have significant capital expenditure requirements.

We have also entered into various agreements for services with third-party vendors, including agreements to conduct clinical trials, to manufacture products, and for consulting and other contracted services. These agreements include cancellable terms and we accrue the costs of these agreements based on estimates of work completed to date. We have initiated the closure of all clinical sites and will incur close-out costs.

The successful development of drug candidates is highly uncertain. Should we resume development of our product candidates in the future, we cannot reasonably predict when, if ever, material net cash inflows will commence from uproleselan or our other drug candidates. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

A change in the outcome of any of these variables with respect to the development of any of our drug candidates would significantly change the costs and timing associated with the development of that drug candidate. Because the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates. Until such time, if ever, as we can generate substantial product revenues, we would expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements, including our existing license agreement with Apollomics. Except for amounts that we may sell under our 2022 Sales Agreement with Cowen, and Apollomics’ conditional obligations to make milestone and royalty payments to us under our license agreement, we do not have any committed external source of liquidity.

To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. If we raise additional funds through collaboration arrangements, we may have to relinquish valuable rights to our drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds to materially extend our cash runway, we may need to cease operations.

Going Concern

The accompanying financial statements included in this report have been prepared assuming that we will continue as a going concern within one year after the date that the financial statements are issued. During 2023, we incurred a net loss of $36.9 million and had net cash flows used in operating activities of $34.9 million. At June 30, 2024, we had $22.4 million in cash and cash equivalents and had no committed source of additional funding from either debt or equity financings, although we may, in our discretion, sell equity securities under the 2022 Sales Agreement described above, subject to certain conditions and limitations. Management believes that given our current cash position and forecasted negative cash flows from operating activities, there is substantial doubt about our ability to continue as a going concern beyond the date that is one year from the date that the financial statements included in this report are issued, without obtaining additional financing or entering into another form of non-equity or debt arrangement.

Cash Flows

The following is a summary of our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(19,402)	$(18,582)
Investing activities	(10)	(13)
Financing activities	5	28,761
Net change in cash and cash equivalents	$(19,407)	$10,166

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 and 2023 was primarily the result of pre-commercialization efforts and clinical and manufacturing costs associated with our uproleselan clinical development programs. These cash expenses were offset by non-cash expenses for stock-based compensation, lease expense and depreciation.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was for computer, office and laboratory equipment and was not material.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2024 consisted of proceeds received from stock option exercises. Net cash provided by financing activities during the six months ended June 30, 2023 primarily consisted of the net proceeds received from sales of our common stock under the 2022 Sales Agreement of $28.7 million.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except as set forth below, our risk factors as of the date of this quarterly report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 27, 2024, as supplemented by “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 9, 2024.

Risks Related to Our Strategic Review Process and Corporate Restructuring

We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future could have negative consequences.

In July 2024, we announced that we are undertaking a review of strategic alternatives focused on maximizing shareholder value, which could include, but are not limited to, a merger, sale, divestiture of assets, in-licensing, options for potential recommencement of the development of our product candidates, or other strategic transaction. We expect to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any additional cash distributions to our stockholders.

The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we may in the future incur significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process.

A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business.

In addition, potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets and our public listing. Further, should we resume the development of our product candidates, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend additional resources and continue development of our product candidates and may attribute little or no value, in such a transaction, to those product candidates.

In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

If we are not successful in setting forth a new strategic path for our company, or if our plans are not executed in a timely fashion, this may cause reputational harm with our stockholders and the value of our securities may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to our future could cause our stock price to fluctuate significantly.

Even if we are successful in completing a strategic transaction, we may fail to realize all of the anticipated benefits of the transaction and may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.

Our ability to realize the anticipated benefits of any potential business combination or any other result from our strategic assessment are highly uncertain. Any anticipated benefits will depend on a number of factors, including our ability to integrate with any future business partner and our ability to generate future stockholder value. The expected benefits may not be achieved within the anticipated time frame, or at all.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

●	increased near-term and long-term expenditures;
●	exposure to unknown liabilities;
●	higher than expected acquisition or integration costs;
●	incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
●	write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;
●	increased amortization expenses;
●	difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
●	impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
●	inability to retain key employees of our company or any acquired business; and

●	possibility of future litigation.

If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders.

As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend our resources, in July 2024 we implemented a reduction in our workforce by approximately 80%. Our cash conservation activities may yield unintended consequences, such as attrition beyond our reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as our business operations.

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected, and could disrupt our business.

As part of our reduction in force announced in July 2024, we incurred personnel-related restructuring charges of approximately $3.6 million in connection with one-time employee termination cash expenditures, including severance and other benefits. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees.

Any future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, the workforce reduction may negatively impact our clinical, regulatory, technical operations, our cybersecurity program, and commercial functions, should we choose to continue to pursue them, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize our product candidates. Our future financial performance and, should we resume development, our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. We may be exposed to such litigation, even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

If we cannot comply with Nasdaq’s continued listing standards, our common stock could be delisted, which would harm our business and could have an adverse impact on the liquidity and trading price of our common stock and our ability to raise additional capital.

Risks Related to an Investment in Our Common Stock

If we fail to comply or regain compliance with Nasdaq’s continued listing standards, our common stock may be delisted and the price of our common stock, our ability to access the capital markets and our financial condition could be negatively impacted.

Our common stock is currently listed on the Nasdaq Global Market. To maintain the listing of our common stock on the Nasdaq Global Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) of at least $15 million and a total market value of listed securities of at least $50 million.

In June 2024, we received a written notice, or the Notice, from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, that we are not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Market. Pursuant to Nasdaq listing rules, we have been provided an initial compliance period of 180 calendar days from receipt of the Notice, or until December 18, 2024, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for our common stock would need to close at $1.00 per share or more for a minimum of 10 consecutive business days during this 180-day grace period, among other requirements. While we may be able to qualify for additional time to attempt to regain compliance, there can be no assurance that we will qualify for additional time to regain compliance, or that we will regain compliance with or without such additional time. If necessary to regain compliance with Nasdaq listing standards, we may, subject to approval of our board of directors and stockholders, implement a reverse stock split. However, there can be no assurance that a reverse stock split, or any other alternatives we may consider to regain compliance with the minimum bid price requirement, would be approved or would result in a sustained higher stock price that would allow us to meet the Nasdaq stock price listing requirements.

If we are not able to regain compliance within the compliance period allotted by Nasdaq, our common stock could be delisted, which would have a further material adverse effect on the market price of our common stock and on stockholder liquidity. We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the listing requirement; however, there can be no assurance that we will be able to regain compliance with the listing requirement or will otherwise be in compliance with other Nasdaq listing criteria. If Nasdaq delists our common stock for failure to meet its listing standards, and our common stock is not eligible for quotation or listing on another market or exchange, we and our stockholders could face significant negative consequences, including:

●	trading of our common stock being conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board, which could result in limited availability of market quotations for our common stock and increased difficulty of disposing of shares of common stock;
●	a determination that the common stock is a “penny stock,” which would require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our common stock;
●	a limited amount of analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.       OTHER INFORMATION

Trading Plans

During the three months ended June 30, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

Retention Agreements and Enhanced Severance Benefits

On August 7, 2024, the Company entered into retention agreements (the “Retention Agreements”) with certain employees who remain with the Company following the reduction in headcount described in the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2024. Among the employees with whom the Company entered into Retention Agreements were Harout Semerjian, the Company’s Chief Executive Officer, and Brian Hahn, the Company’s Chief Financial Officer (the “Named Executive Officers”).

Under the Retention Agreements, in the event that a Named Executive Officer does not resign and remains employed by the Company through December 31, 2024 (or such earlier date as established by the Company), he will be eligible to receive, as a retention bonus, an amount equal to the officer’s target bonus for the year ending December 31, 2024 (the “Retention Bonus”). If and to the extent that the officer receives a Retention Bonus, he will not otherwise be eligible to receive a bonus for the year ending December 31, 2024. However, if the officer remains employed by the Company subsequent to December 31, 2024, then he will be eligible to receive a prorated target bonus for the year ending December 31, 2025 based on the number of months the officer is employed in 2025.

In addition to the potential Retention Bonuses, the Named Executive Officers will be eligible to receive severance benefits under the Retention Agreements that are in addition to the benefits provided in the officers’ current employment agreements, which have been previously filed as Exhibits 10.8 and 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "Employment Agreements") and summarized in the Company’s definitive proxy statement filed with the SEC on April 1, 2024.

In the event that a Named Executive Officer is terminated by the Company without Cause or terminates his employment for Good Reason (each as defined in the respective Employment Agreement) prior to December 31, 2024, the officer will be entitled to receive, in addition to the severance amounts set forth in Section 9.2 of the officer’s Employment Agreement, an enhanced severance amount equal to the Retention Bonus described above (but only to the extent the Retention Bonus has not otherwise been paid).

Furthermore, in the event that the Company consummates a transaction or series of transactions that results in a Change in Control (as defined in the Employment Agreements) within 12 months following the date on which a Named Executive Officer is terminated by the Company without Cause or terminates his employment for Good Reason (and provided the Company executes a definitive agreement within 3 months following such termination date), then such termination will be considered to be a “Change in Control Termination” under Section 9.3 of the Employment Agreements, notwithstanding that the termination in question will have occurred prior to the Change in Control.

In the case of such a Change of Control, the Named Executive Officer will be entitled to receive the severance payments described in Section 9.3 of his respective Employment Agreement in connection with a “Change in Control Termination” in lieu of the severance payments described in Section 9.2 of the Employment Agreement, with the “Target Bonus” referenced in Section 9.3 of such agreements being the target bonus for the year ending December 31, 2024 (the “CIC Bonus Severance”), regardless of the date of such Change in Control. The payment of any Retention Bonus described above will not impact eligibility for receipt of CIC Bonus Severance under Section 9.3 of the Employment Agreements. Any incremental severance amounts payable in connection with a Change in Control under Section 9.3 of the Employment Agreements, as modified by the Retention Agreements, will be payable upon the closing of the Change in Control.

The foregoing description of the terms of the Retention Agreements is a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Retention Agreements, which will be filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2024.

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

3.3

Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on May 1, 2024).

3.4

Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on May 1, 2024).

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

GLYCOMIMETICS, INC.

Date: August 8, 2024	By:	/s/ Brian M. Hahn
Brian M. Hahn
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)