Form 10-Q
period 2024-09-30
GLYCOMIMETICS INC
filed 2024-11-13
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on November 13, 2024 was 64,483,958.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLYCOMIMETICS, INC.

Balance Sheets

	September 30,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$14,391,664	$41,792,830
Prepaid expenses and other current assets	1,254,157	1,997,904
Total current assets	15,645,821	43,790,734
Prepaid research and development expenses	—	603,737
Operating lease right-of-use asset	—	767,828
Other assets	52,320	154,176
Total assets	$15,698,141	$45,316,475
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$581,794	$868,115
Accrued expenses	3,477,929	5,225,557
Lease liabilities	262,133	741,558
Total current liabilities	4,321,856	6,835,230
Lease liabilities, net of current portion	—	66,844
Total liabilities	4,321,856	6,902,074
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock; $0.001 par value; 150,000,000 shares authorized at September 30, 2024; 100,000,000 shares authorized at December 31, 2023; 64,483,958 shares issued and outstanding at September 30, 2024; 64,393,744 shares issued and outstanding at December 31, 2023	64,484	64,394
Additional paid-in capital	498,453,419	494,835,219
Accumulated deficit	(487,141,618)	(456,485,212)
Total stockholders’ equity	11,376,285	38,414,401
Total liabilities and stockholders’ equity	$15,698,141	$45,316,475

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Costs and expenses:
Research and development expense	$1,715,347	$5,291,790	$14,026,542	$14,783,204
General and administrative expense	4,005,857	4,521,706	13,167,383	14,901,255
Restructuring and asset impairment charges	5,512,594	—	5,512,594	—
Total costs and expenses	11,233,798	9,813,496	32,706,519	29,684,459
Loss from operations	(11,233,798)	(9,813,496)	(32,706,519)	(29,684,459)

Other income (expense):
Gain on sale of asset	1,224,945	—	1,224,945	—
Interest income	184,520	610,978	825,168	1,863,679
Total other income (expense)	1,409,465	610,978	2,050,113	1,863,679
Net loss and comprehensive loss	$(9,824,333)	$(9,202,518)	$(30,656,406)	$(27,820,780)
Basic and diluted net loss per common share	$(0.15)	$(0.14)	$(0.48)	$(0.44)
Basic and diluted weighted-average number of common shares outstanding	64,483,958	64,349,709	64,475,013	62,992,006

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	64,393,744	$64,394	$494,835,219	$(456,485,212)	$38,414,401
Issuance of common stock for services	15,256	15	35,985	—	36,000
Exercise of options and vesting of restricted stock units	41,835	42	4,856	—	4,898
Stock-based compensation	—	—	1,192,080	—	1,192,080
Net loss	—	—	—	(10,736,667)	(10,736,667)
Balance at March 31, 2024	64,450,835	64,451	496,068,140	(467,221,879)	28,910,712
Issuance of common stock for services	13,127	13	39,362	—	39,375
Exercise of options and vesting of restricted stock units	19,996	20	480	—	500
Stock-based compensation	—	—	1,207,322	—	1,207,322
Net loss	—	—	—	(10,095,406)	(10,095,406)
Balance at June 30, 2024	64,483,958	64,484	497,315,304	(477,317,285)	20,062,503
Stock-based compensation	—	—	1,138,115	—	1,138,115
Net loss	—	—	—	(9,824,333)	(9,824,333)
Balance at September 30, 2024	64,483,958	$64,484	$498,453,419	$(487,141,618)	$11,376,285

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	54,377,798	$54,378	$462,461,251	$(419,585,792)	$42,929,837
Issuance of common stock, net of issuance costs	9,822,930	9,823	28,697,188	—	28,707,011
Common stock issued under stock plans	44,496	44	33,724	—	33,768
Stock-based compensation	—	—	870,180	—	870,180
Net loss	—	—	—	(10,359,350)	(10,359,350)
Balance at March 31, 2023	64,245,224	64,245	492,062,343	(429,945,142)	62,181,446
Common stock issued under stock plans	68,109	68	20,046	—	20,114
Stock-based compensation	—	—	858,088	—	858,088
Net loss	—	—	—	(8,258,912)	(8,258,912)
Balance at June 30, 2023	64,313,333	64,313	492,940,477	(438,204,054)	54,800,736
Common stock issued under stock plans	55,510	56	61,560	—	61,616
Stock-based compensation	—	—	887,837	—	887,837
Net loss	—	—	—	(9,202,518)	(9,202,518)
Balance at September 30, 2023	64,368,843	$64,369	$493,889,874	$(447,406,572)	$46,547,671

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(30,656,406)	$(27,820,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35,174	130,004
Loss on disposal of property and equipment	76,654	—
Asset impairment	365,179	—
Non-cash lease expense	402,649	668,756
Issuance of common stock for services	75,375	—
Stock-based compensation	3,537,517	2,616,105
Changes in assets and liabilities:
Prepaid expenses and other current assets	743,747	241,640
Prepaid research and development expenses	603,737	—
Accounts payable	(286,321)	(640,306)
Accrued expenses	(1,747,628)	(1,680,629)
Lease liabilities	(546,269)	(779,696)
Net cash used in operating activities	(27,396,592)	(27,264,906)

Investing activities
Purchases of property and equipment	(9,972)	(20,593)
Net cash used in investing activities	(9,972)	(20,593)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	28,707,011
Proceeds from exercise of stock options	5,398	115,498
Net cash provided by financing activities	5,398	28,822,509
Net change in cash and cash equivalents	(27,401,166)	1,537,010
Cash and cash equivalents, beginning of period	41,792,830	47,870,619
Cash and cash equivalents, end of period	$14,391,664	$49,407,629

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Notes to Unaudited Financial Statements

1. Description of the Business

GlycoMimetics, Inc. (the Company), a Delaware corporation headquartered in Rockville, Maryland, was incorporated in 2003. The Company was previously developing a pipeline of proprietary glycomimetics, which are small molecules that mimic the structure of carbohydrates involved in important biological processes, to inhibit disease-related functions of carbohydrates such as the roles they play in cancers and inflammation. In July 2024, following feedback from the U.S. Food and Drug Administration (FDA), the Company determined that the regulatory path forward for its lead product candidate, uproleselan, for the treatment of relapsed and refractory acute myeloid leukemia would require an additional clinical trial. The decision to not conduct an additional clinical trial did not relate to any safety or medical issues or negative regulatory feedback related to the Company’s programs. In order to conserve its cash resources, in July 2024 the Company reduced its workforce by approximately 80%. The Company also initiated a strategic review of its business in an effort to maximize shareholder value.

Following the strategic review on October 28, 2024 the Company entered into an Agreement and Plan of Merger and Reorganization (the Merger Agreement) with Crescent Biopharma, Inc., a Delaware corporation (Crescent), pursuant to which Crescent will become a wholly owned subsidiary of the Company (the Merger). Upon completion of the Merger, the Company plans to operate under the name Crescent Biopharma, Inc. The Merger is expected to close in the second quarter of 2025, subject to certain closing conditions, including, among other things, approval by the stockholders of each company and the satisfaction of customary closing conditions.

The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. Pursuant to the exchange ratio formula set forth in the Merger Agreement, upon the closing of the Merger (but prior to closing of the Private Placement described below), on a pro forma basis and based upon the number of shares of common stock of the Company expected to be issued in the Merger, pre-Merger Crescent stockholders will own approximately 86.2% of the combined company and pre-Merger stockholders of the Company will own approximately 13.8% of the combined company. After giving further effect to the Private Placement, the pre-Merger Crescent stockholders (inclusive of those investors participating in the Private Placement) are expected to own approximately 96.9% of the combined company and the pre-Merger stockholders of the Company are expected to own approximately 3.1% of the combined company. The exchange ratio will be adjusted to the extent that the Company’s net cash at closing of the Merger is less than $1.0 million and will be based on the amount of proceeds actually received by the Company in the Private Placement.

Concurrently with the execution and delivery of the Merger Agreement, certain institutional and accredited investors have entered into a securities purchase agreement (the Purchase Agreement) with the Company, pursuant to which they have agreed, subject to the terms and conditions of such agreements, to purchase, immediately following the consummation of the Merger, shares of the Company’s common stock and pre-funded warrants (together, the PIPE Securities) for an aggregate purchase price of approximately $200.0 million in a private placement (the Private Placement). The closing of the Private Placement is conditioned on the satisfaction or waiver of the conditions set forth in the Merger Agreement (in addition to other customary closing conditions) and is expected to occur immediately following the closing of the Merger.

2. Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued. The Company incurred a net loss of $30.7 million and had net cash flows used in operating activities of $27.4 million during the nine months ended September 30, 2024. At September 30, 2024, the Company had $14.4 million in cash and cash equivalents and had no committed source of additional funding from either debt or equity financings. Management believes that given the Company’s current cash position and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about its ability to continue as a going concern after the date that is one year from the date that these unaudited financial statements are issued. The Company expects that its current cash resources will only be sufficient to fund the Company’s operations through the closing of the contemplated Merger and Private Placement.

If the proposed transaction with Crescent Biopharma does not close by the second quarter of 2025, the Company will need to seek alternative cash strategies including but not limited to entering into collaborations, strategic alliances and marketing, distribution or licensing arrangements in order to raise additional capital. There can be no assurances that any strategic transactions will be available to the Company on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances and marketing, distribution or licensing arrangements may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights. If the Company is unable to obtain additional capital or enter into a strategic transaction, the Company will need to eliminate some or all of its operations and may seek to liquidate.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is not able to continue as a going concern.

3. Significant Accounting Policies

Except as set forth below, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the United States Securities and Exchange Commission (the SEC) on March 27, 2024 (the Form 10-K).

Basis of Accounting

The accompanying unaudited financial statements were prepared based on the accrual method of accounting in accordance with U.S. generally accepted accounting principles (GAAP).

Restructuring Charges

The Company recognizes restructuring charges related to reorganization plans that have been implemented by management. In connection with these activities, the Company records restructuring charges, as applicable, at fair value for:

●	contractual or other employee termination benefits provided that the obligations result from services already rendered based on rights that vest or accumulate when the payment of benefits becomes probable and the amount can be reasonably estimated;

●	one-time employee termination benefits to the employees provided that management has committed to a plan of termination, the plan identifies the employees and their expected termination dates, the detail of termination benefits are complete, and it is unlikely that changes to the plan will be made or the plan will be withdrawn;

●	contract termination costs when the Company cancels a contract in accordance with its terms; and

●	costs to be incurred over the remaining contract term without economic benefit to the Company at the cease-use date.

For one-time employee terminations benefits, the Company recognizes the liability in full on the communication date when future services are not required or amortizes the liability ratably over the service period, if required. The fair value of termination benefits reflects the Company’s estimate of expected utilization of certain Company-funded post-employment benefits.

As described in Note 11, during the three months ended September 30, 2024, the Company incurred severance charges of $5.0 million in connection with a corporate restructuring, including a reduction in headcount.

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of the carrying value of its long-lived assets, including operating lease assets, in accordance with the provisions of ASC 360, Property, Plant, and Equipment. ASC 360 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Unaudited Financial Statements

The accompanying balance sheet as of September 30, 2024, statements of operations and comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2023 contained in the Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2024 and its results of operations and changes in its stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and its cash flows for the nine months ended September 30, 2024 and 2023. The December 31, 2023 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended September 30, 2024 and 2023 are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

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

Fair Value Measurements

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) as of September 30, 2024 and December 31, 2023. The carrying value of cash held in money market funds of $11.9 million and $38.8 million as of September 30, 2024 and December 31, 2023, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs). The Company did not transfer any assets measured at fair value on a recurring basis between levels during the three and nine months ended September 30, 2024 and 2023.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average common shares outstanding, as they would be anti-dilutive:

	Nine Months Ended September 30,
	2024	2023
Stock options and RSUs	15,136,298	10,971,874

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2024 and 2023, the Company’s net loss equaled comprehensive net loss and, accordingly, no additional disclosure is presented.

Recently Issued Accounting Standards

Accounting Standards Not Yet Adopted

There have been no new accounting pronouncements that have significance, or potential significance, to the Company’s unaudited financial statements as of and for the nine months ended September 30, 2024.

4. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	September 30,	December 31,
	2024	2023
Prepaid research and development expenses	$798,274	$1,420,642
Other prepaid expenses	405,628	401,442
Other receivables	50,255	175,820
Prepaid expenses and other current assets	$1,254,157	$1,997,904

5. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	September 30,	December 31,
	2024	2023
Accrued research and development expenses	$758,599	$1,824,689
Accrued bonuses	—	2,561,913
Accrued consulting and other professional fees	473,770	439,192
Accrued employee benefits	439,130	302,778
Accrued employee retention payments	427,908	—
Accrued employee severance	1,378,522	96,985
Accrued expenses	$3,477,929	$5,225,557

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

The Company leases office and research space in Rockville, Maryland under an operating lease that is subject to annual rent increases (the Lease). The Company paid a security deposit of $52,320 to be held until the expiration or termination of the Company’s obligations under the Lease. In April 2023, the Company and its landlord entered into an amendment to the Lease (the Lease Amendment). Pursuant to the Lease Amendment, the Company and the landlord agreed that the lease term for a portion of the premises, consisting of approximately 30,000 square feet, would be extended from November 1, 2023 to January 31, 2025. However, pursuant to the restructuring plan adopted in the three months ended September 30, 2024, the Company abandoned the leased space and determined that its right-of-use-asset was fully impaired. As a result, the Company recognized an impairment charge of $0.4 million, representing the carrying value of the right-of-use asset. The Company’s lease of the remaining premises, consisting of approximately 12,000 square feet, expired on October 31, 2023. There were no additional operating leases entered into during the nine months ended September 30, 2024.

The components of lease expense and related cash flows were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$68,703	$255,044	$445,323	$734,393
Variable lease cost	138,819	155,583	377,525	471,879
Total operating lease cost	$207,522	$410,627	$822,848	$1,206,272

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$196,314	$285,122	$588,943	$845,332

Maturities of lease liability due under these lease agreements as of September 30, 2024 were as follows:

Operating Lease
Obligation
October 1, 2024 - December 31, 2024	$200,240
2025	67,401
Thereafter	—
Total	267,641
Present value adjustment	(5,508)
Present value of lease payments	$262,133

Supplemental information related to leases were as follows:

	September 30,	December 31,
Operating Leases	2024	2023
Weighted-average remaining lease term (in years)	0.3	1.1
Weighted-average incremental borrowing rate	10.0%	10.0%

	Nine Months Ended September 30,
	2024	2023
Right-of-use assets obtained in exchange for operating lease obligations	$-	$872,892

7. Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2024, the Company’s board of directors adopted, and its stockholders approved, an increase in the total authorized shares of common stock from 100,000,000 to 150,000,000 shares with a par value of $0.001 per share.

At-The-Market Sales Facility

In March 2022, the Company filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. On April 28, 2022, the Company entered into an at-the-market sales agreement (the 2022 Sales Agreement) with Cowen and Company, LLC. Under the 2022 Sales Agreement, the Company may sell up to $100.0 million worth of shares of common stock. During the nine months ended September 30, 2023, the Company issued and sold 9,822,930 shares of common stock under the 2022 Sales Agreement at a weighted average price per share of $3.01, for aggregate net proceeds of $28.7 million, after deducting commissions and offering expenses. There were no shares issued under the 2022 Sales Agreement during the nine months ended September 30, 2024. As of September 30, 2024, approximately $66.0 million remained available to be sold under the terms of the 2022 Sales Agreement.

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

Authorized Shares

The maximum number of shares of common stock that may be issued under the 2013 Plan was originally 1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited to or repurchased by the Company. Upon the amendment and restatement of the 2013 Plan in May 2022, the existing share reserve was increased by 2,619,622. Beginning on January 1, 2023 and ending on (and including) January 1, 2029, the maximum number of shares of common stock that may be issued under the 2013 Plan will cumulatively be increased by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the board of directors or the compensation committee thereof. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000 shares. As of September 30, 2024, the total number of shares reserved for issuance under the 2013 Plan was 14,257,627 shares, of which 977,863 shares were available for future grants.

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

A summary of the Company’s stock option activity under the 2013 Plan for the nine months ended September 30, 2024 is as follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGEGATE
		AVERAGE	REMAINING	INTRINSIC
	OUTSTANDING	EXERCISE	CONTRACTUAL	VALUE
	OPTIONS	PRICE	TERM (YEARS)	(IN THOUSANDS)
Outstanding as of December 31, 2023	8,273,800	$5.29	6.3
Options granted	5,756,875	1.85
Options exercised	(3,250)	1.66
Options forfeited	(1,630,060)	6.67
Outstanding as of September 30, 2024	12,397,365	3.51	7.6	$—
Vested or expected to vest as of September 30, 2024	9,938,090	4.31	7.1	—
Exercisable as of September 30, 2024	5,000,236	5.88	5.3	—

As of September 30, 2024, there was $8,830,814 of total unrecognized compensation expense related to unvested options under the 2013 Plan that will be recognized over a weighted-average period of approximately 2.9 years. Total intrinsic value of the options exercised during the nine months ended September 30, 2024 was $4,091 and total cash received for options exercised was $5,398. Total intrinsic value of the options exercised during the nine months ended September 30, 2023 was $82,093 and total cash received for options exercised was $115,498. The total fair value of stock options which vested in the nine months ended September 30, 2024 and 2023 was $2,555,952 and $1,402,470, respectively.

The Company has granted stock options to purchase an aggregate of 2,459,275 shares to certain employees under the 2013 Plan, the vesting of which is subject to performance vesting conditions relating to the achievement of specified regulatory or commercial milestones. The maximum fair value of $650,266 associated with performance-based options granted has been excluded from the unrecognized compensation expense under the 2013 Plan as the completion of the performance milestones was not deemed to be probable as of September 30, 2024.

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In January 2021, the Company awarded RSUs under the 2013 Plan to all of its employees. The RSUs granted vest over four years in equal installments on each anniversary of the grant date, provided that the employee remains employed by the Company at the applicable vesting date. Compensation expense is recognized on a straight-line basis. As of September 30, 2024, there was $55,738 of total unrecognized compensation expense associated with outstanding RSU grants that will be recognized over a weighted-average period of approximately 0.3 years.

The following is a summary of RSU activity under the 2013 Plan for the nine months ended September 30, 2024:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2023	117,157	$3.81
Vested	(58,581)	3.81
Forfeited	(10,443)	3.81
Unvested at September 30, 2024	48,133	3.81

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

In June 2024, the Non-Employee Director Compensation Policy was amended to allow a director to revoke his or her annual election to receive unrestricted shares of common stock in lieu of quarterly board and committee retainer cash payments. The decision to amend the policy followed a significant decline in the market value of the Company’s common stock in May 2024. Without the ability of the directors to revoke the prior elections, the Company would have been obligated to issue a significantly greater number of shares than in prior quarters in lieu of the fixed cash retainer payments. Each of the directors who previously elected to receive unrestricted shares of common stock in lieu of quarterly board and committee retainer cash payments for 2024 revoked their elections in June 2024, and as a result there were no additional shares issued under the policy for the three months ended June 30, 2024 or the three months ended September 30, 2024.

Inducement Plan

The Company’s board of directors previously adopted the GlycoMimetics, Inc. Inducement Plan (as amended to date, the Inducement Plan). The Inducement Plan provides for the grant of nonstatutory stock options, restricted stock awards, RSU awards, stock appreciation rights and other forms of stock awards to individuals not previously an employee or director of the Company as an inducement for such individuals to join the Company. Unless otherwise stated in an applicable stock option agreement, one-fourth of the shares subject to an option grant under the Inducement Plan will typically vest upon the first anniversary of the vesting start date, with the balance of the shares vesting in a series of thirty-six successive equal monthly installments as of the first day of each month measured from the first anniversary of the vesting start date, subject to the new employee’s continued service with the Company through the applicable vesting dates. Upon termination of employment by reasons other than death, cause or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant. The Inducement Plan was amended by the board of directors on multiple occasions to increase the number of shares reserved for issuance to 3,000,000 shares as of September 30, 2024. As of September 30, 2024, there were 299,108 shares available for future grants under the Inducement Plan.

A summary of the Company’s stock option activity under the Inducement Plan for the nine months ended September 30, 2024 is as follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE	AGGEGATE
		AVERAGE	REMAINING	INTRINSIC
	OUTSTANDING	EXERCISE	CONTRACTUAL	VALUE
	OPTIONS	PRICE	TERM (YEARS)	(IN THOUSANDS)
Outstanding as of December 31, 2023	2,590,400	$1.97	8.0
Options granted	130,000	3.20
Options forfeited	(29,600)	3.85
Outstanding as of September 30, 2024	2,690,800	2.01	7.3	$—
Vested or expected to vest as of September 30, 2024	2,106,600	2.01	7.4	—
Exercisable as of September 30, 2024	1,216,408	1.93	7.1	—

As of September 30, 2024, there was $1,224,624 of total unrecognized compensation expense related to unvested options under the Inducement Plan that will be recognized over a weighted-average period of approximately 2.1 years. There were no options exercised under the Inducement Plan during the nine months ended September 30, 2024 or 2023. The total fair value of stock options which vested in the nine months ended September 30, 2024 and 2023 was $678,013 and $469,179, respectively.

The Company has granted stock options to purchase an aggregate of 584,200 shares to certain newly hired employees under the Inducement Plan which options are subject to performance-based conditions. The maximum fair value of $825,353 associated with the performance-based options is excluded from the unrecognized compensation expense under the Inducement Plan as the completion of the performance milestones was not probable as of September 30, 2024.

The weighted-average fair value of the options granted under all equity incentive plans during the nine months ended September 30, 2024 and 2023 was $1.49 per share and $1.97 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	2024	2023
Expected term	6.25 years	6.25 years
Expected volatility	101.79%	78.12%
Risk-free interest rate	4.17%	3.57%
Expected dividend yield	0%	0%

Stock-based compensation expense was classified on the statements of operations as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expense	$283,076	$211,047	$966,763	$678,400
General and administrative expense	855,039	676,790	2,570,754	1,937,705
Total stock-based compensation expense	$1,138,115	$887,837	$3,537,517	$2,616,105

9. Income Taxes

The Company did not record any tax provision or benefit for the nine months ended September 30, 2024 or 2023. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at September 30, 2024 and December 31, 2023.

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

The Company did not recognize any milestone revenue under the Agreement for the nine months ended September 30, 2024 or 2023.

The Company and Apollomics also entered into a clinical supply agreement pursuant to which the Company agreed to manufacture and supply the Products at agreed upon prices. Apollomics has the option to begin manufacture of the Products after appropriate material transfer requirements are met. The Company did not recognize any revenue under the clinical supplies agreement during the nine months ended September 30, 2024 and 2023.

11. Restructuring and Asset Impairment Charges

In July 2024, the Company’s Board of Directors approved a streamlined operating plan that included a reduction in the Company’s workforce by 26 employees, or approximately 80% of its headcount.

Employees affected by the reduction in force are entitled to receive severance payments and Company-funded medical insurance for a specific time. During the three months ended September 30, 2024, the Company recognized $5.0 million of charges for severance and related benefits.

The following is a summary of the activity for accrued severance costs for the nine months ended September 30, 2024:

2024
Severance accrual, January 1	$-
Charges	4,978,905
Cash payments	(3,345,595)
Severance accrual, September 30	$1,633,310

The accrued severance liability of $1.6 million is payable within the next twelve months and has been included in accrued expenses on the balance sheet.

The Company also completed an evaluation of the impact of the restructuring on the carrying value of its long-lived assets. Our evaluation determined that indicators of impairment were present within right-of-use assets and property and equipment. Where impairment indicators existed the Company evaluated the identified asset group and separately compared the estimated undiscounted cash flow for each asset group to the net book value of the related long-term asset. The Company calculated the amount of the impairment by developing a fair value estimate of the asset group that was compared to the carrying value.

The Company recorded $0.4 million of impairment charges related to its facility operating lease and accelerated depreciation on property and equipment during the three months ended September 30, 2024.

12. Subsequent Events

On October 28, 2024 the Company entered into the Merger Agreement with Crescent, pursuant to which Crescent will become a wholly owned subsidiary of the Company. Upon completion of the Merger, the Company plans to operate under the name Crescent Biopharma, Inc. The Merger is expected to close in the second quarter of 2025, subject to certain closing conditions, including, among other things, approval by the stockholders of each company and the satisfaction of customary closing conditions.

Concurrently with the execution and delivery of the Merger Agreement, certain institutional and accredited investors have entered into the Purchase Agreement with the Company, pursuant to which they have agreed, subject to the terms and conditions of such agreements, to purchase, immediately following the consummation of the Merger, shares of the Company’s common stock and pre-funded warrants for an aggregate purchase price of approximately $200.0 million in a private placement. The closing of the Private Placement is conditioned on the satisfaction or waiver of the conditions set forth in the Merger Agreement (in addition to other customary closing conditions) and is expected to occur immediately following the closing of the Merger.

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

Overview and Recent Developments

We are a biotechnology company that was previously developing a pipeline of proprietary glycomimetics, which are small molecules that mimic the structure of carbohydrates involved in important biological processes, to inhibit disease-related functions of carbohydrates such as the roles they play in cancers and inflammation. Our glycomimetic drug candidate, uproleselan, is a specific E-selectin antagonist that we were developing to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, a life-threatening hematologic cancer, and potentially other hematologic cancers. We conducted a randomized, double-blind, placebo-controlled Phase 3 pivotal clinical trial to evaluate uproleselan in individuals with relapsed/refractory (R/R) AML.

In May 2024, we reported topline results from the Phase 3 trial, in which uproleselan combined with chemotherapy did not achieve a statistically significant improvement in overall survival in the intent to treat (ITT) population versus chemotherapy alone. In June 2024, we announced comprehensive results of the Phase 3 trial.

Following the announcement of the data from the Phase 3 trial, we requested and held a meeting with the FDA to discuss whether any of the results summarized above could serve as a basis for a submission for regulatory approval. Based on the feedback received, we concluded that any potential regulatory path for uproleselan in this patient population would require an additional clinical trial, the conduct of which would require capital resources beyond those available to us. The decision to not conduct an additional clinical trial did not relate to any safety or medical issues or negative regulatory feedback related to our programs.

In July 2024, following the announcement of the data from our Phase 3 pivotal trial and our discussions with the FDA, we announced that we would initiate a review of strategic alternatives focused on maximizing stockholder value, which could include, but are not limited to, a merger, sale, divestiture of assets, licensing, or other strategic transaction. We also reduced our workforce by approximately 80% in order to conserve our cash resources as part of a streamlined operating plan while we undertook our strategic review.

We also have entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, part of the National Institutes of Health, to conduct a Phase 2/3 randomized, controlled clinical trial testing the addition of uproleselan to a standard chemotherapy regimen. On October 29, 2024 we announced data from the Phase 2 portion of the trial of uproleselan being conducted by the NCI and the Alliance for Clinical Trials in Oncology in adults with newly diagnosed AML who are 60 years or older and fit for intensive chemotherapy. This study did not show a statistically significant improvement in event free survival (EFS) for patients receiving uproleselan in combination with 7+3 chemotherapy versus chemotherapy alone.

In addition to uproleselan, we designed an innovative antagonist of E-selectin, GMI-1687, that could be a subcutaneously administered treatment. Initially developed as a potential life-cycle extension to uproleselan GMI-1687 was being developed to broaden the clinical usefulness of an E-selectin antagonist to conditions where outpatient treatment is preferred or required. We conducted a Phase 1a trial of GMI-1687 in healthy adult volunteers and have entered into a collaboration with Apollomics (Hong Kong) Limited for the development of GMI-1687, as well as uproleselan, in Mainland China, Hong Kong, Macau and Taiwan, also known as Greater China, but we are not otherwise actively developing GMI-1687.

Following the strategic review described above, on October 28, 2024 we entered into acquisition agreement, or the Merger Agreement, with Crescent Biopharma, Inc., or Crescent, a privately held biotechnology company advancing a pipeline of oncology therapeutics designed to treat solid tumors, pursuant to which Crescent will become a wholly owned subsidiary of us and we will operate under the name Crescent Biopharma, Inc. following such transaction, or the Merger. We anticipate that the Merger will close in the second quarter of 2025, subject to certain closing conditions, along with a concurrent private placement financing. For additional information about the Merger and the concurrent private placement financing, see Note 1 to the financial statements included in this report, as well as the Current Report on Form 8-K that we filed with the SEC on October 29, 2024. Following the Merger, the current business of Crescent will become the primary business of our company.

Based on our current operating plan, we expect that our current cash and cash equivalents will fund our operations until the closing of the Merger; however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. If we are unable to close the Merger or raise additional capital, we will need to eliminate some or all of our operations or liquidate our company.

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

Research and Development

Research and development expenses have consisted of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, facilities expenses, overhead expenses, cost of laboratory supplies, clinical trial and related clinical manufacturing expenses, fees paid to CROs and other consultants and other outside expenses. Other preclinical research and platform programs have included activities related to exploratory efforts, target validation, lead optimization for our earlier programs and our proprietary glycomimetics platform.

We have not utilized a formal time allocation system to capture expenses on a project-by-project basis because we were organized and recorded expense by functional department and our employees allocated time to more than one development project. Accordingly, we have only allocated a portion of our research and development expenses by functional area and by drug candidate.

Research and development costs are expensed as incurred. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities were deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

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

General and Administrative

General and administrative expenses have consisted primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

The following tables set forth our results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Costs and expenses:
Research and development expense	$1,715	$5,292	$(3,577)	(68)%
General and administrative expense	4,006	4,522	(516)	(11)%
Restructuring and asset impairment charges	5,513	—	5,513	100%
Total costs and expenses	11,234	9,814	1,420	14%
Loss from operations	(11,234)	(9,814)	(1,420)	(14)%

Other income (expense):
Gain on sale of asset	1,225	—	1,225	100%
Interest income	185	611	(426)	(70)%
Total other income (expense)	1,410	611	799	131%
Net loss and comprehensive loss	$(9,824)	$(9,203)	$(621)	(7)%

	Nine Months Ended September 30,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Costs and expenses:
Research and development expense	14,026	14,783	(757)	(5)%
General and administrative expense	13,168	14,901	(1,733)	(12)%
Restructuring and asset impairment charges	5,513	—	5,513	100%
Total costs and expenses	32,707	29,684	3,023	10%
Loss from operations	(32,707)	(29,684)	(3,023)	(10)%

Other income (expense):
Gain on sale of asset	1,225	—	1,225	100%
Interest income	825	1,864	(1,039)	(56)%
Total other income (expense)	2,050	1,864	186	10%
Net loss and comprehensive loss	$(30,657)	$(27,820)	$(2,837)	(10)%

Research and Development Expense

The following tables summarize our research and development expense by functional area for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Clinical development	$729	$2,154	$(1,425)	(66)%
Manufacturing and formulation	34	462	(428)	(93)%
Contract research services, consulting and other costs	72	340	(268)	(79)%
Laboratory costs	147	405	(258)	(64)%
Personnel-related	450	1,720	(1,270)	(74)%
Stock-based compensation	283	211	72	34%
Research and development expense	$1,715	$5,292	$(3,577)	(68)%

	Nine Months Ended September 30,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Clinical development	$3,098	$4,454	$(1,356)	(30)%
Manufacturing and formulation	4,135	1,177	2,958	251%
Contract research services, consulting and other costs	1,286	1,421	(135)	(10)%
Laboratory costs	746	1,206	(460)	(38)%
Personnel-related	3,794	5,847	(2,053)	(35)%
Stock-based compensation	967	678	289	43%
Research and development expense	$14,026	$14,783	$(757)	(5)%

The following tables summarize our research and development expense by drug candidate for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Uproleselan	$781	$1,993	$(1,212)	(61)%
GMI-1687	7	823	(816)	(99)%
Other research and development	193	545	(352)	(65)%
Personnel-related and stock-based compensation	734	1,931	(1,197)	(62)%
Research and development expense	$1,715	$5,292	$(3,577)	(68)%

	Nine Months Ended September 30,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Uproleselan	$7,589	$5,743	$1,846	32%
GMI-1687	313	877	(564)	(64)%
Other research and development	1,363	1,638	(275)	(17)%
Personnel-related and stock-based compensation	4,761	6,525	(1,764)	(27)%
Research and development expense	$14,026	$14,783	$(757)	(5)%

Our research and development expense for the three and nine months ended September 30, 2024 decreased by $3.6 million and $0.8 million, respectively, compared to the same periods in 2023 primarily due to our winding down of operations following the results from our clinical trials. During 2023, we accrued amounts for the expected payments of year-end bonuses to employees; as no bonuses will be payable for the year ending December 31, 2024, we have not recorded any further accruals and reversed accruals made through April, 2024.

General and Administrative Expense

The following tables summarize the components of our general and administrative expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Personnel-related	$1,290	$1,682	$(392)	(23)%
Stock-based compensation	855	677	178	26%
Legal, consulting and other professional expenses	1,669	1,918	(249)	(13)%
Other	192	245	(53)	(22)%
General and administrative expense	$4,006	$4,522	$(516)	(11)%

	Nine Months Ended September 30,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Personnel-related	$4,135	$5,385	$(1,250)	(23)%
Stock-based compensation	2,571	1,938	633	33%
Legal, consulting and other professional expenses	5,811	6,763	(952)	(14)%
Other	651	815	(164)	(20)%
General and administrative expense	$13,168	$14,901	$(1,733)	(12)%

General and administrative expenses decreased by $0.5 million and $1.7 million for the three and nine months ended September 30, 2024, respectively as compared to the same periods in 2023. These decreases were primarily due to lower personnel-related expenses, including no bonus accruals for 2024. Professional expenses also decreased as a result of lower levels of commercial consulting services in 2024 compared to 2023. These decreases were offset by higher stock-based compensation expenses incurred 2024 as compared to 2023 due to a higher fair market value for shares issued in 2024 as compared to 2023 and company-wide retention grants of stock options in June 2024.

Gain on Sale of Asset

During the three months ended September 30, 2024, as part of our streamlining our operations, we sold the rights to rivipansel for proceeds of $1.2 million. As we had previously written down this asset to zero value in our financial statements, we recorded a gain on sale of asset equal to the net proceeds.

Restructuring and Asset Impairment Charges

During the three months ended September 30, 2024, we undertook a reduction in force of our headcount and incurrent $5.0 million of severance and related expenses. We also abandoned our leased office space and recorded $0.4 million of impairment charges related to the lease and accelerated depreciation on property and equipment.

Interest Income

During the three and nine months ended September 30, 2024, interest income decreased by $0.4 million and $1.0 million, respectively, due to lower invested cash and cash equivalent balances as compared to the same periods in 2023.

Liquidity and Capital Resources

Sources of Liquidity

We historically financed our operations primarily through public offerings and private placements of our capital stock, including at-the-market equity sales agreements and upfront and milestone payments from our license and collaboration agreements. As of September 30, 2024, we had $14.4 million in cash and cash equivalents.

In March 2022, we filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. In April 2022, we entered into an at-the-market sales agreement, or the 2022 Sales Agreement, with Cowen and Company. Under the 2022 Sales Agreement, we may sell up to $100.0 million in shares of our common stock. During the year ended December 31, 2022, we sold 1,953,854 shares of common stock under the 2022 Sales Agreement at a weighted average price of $2.22 per share, for aggregate net proceeds of $4.2 million, after deducting commissions and offering expenses. During the year ended December 31, 2023, we sold 9,822,930 shares of common stock under the 2022 Sales Agreement at a weighted average price of $3.01 per share, for aggregate net proceeds of $28.7 million, after deducting commissions and offering expenses. There were no shares sold in the nine months ended September 30, 2024. As of September 30, 2024, $66.0 million remained available to be sold under the 2022 Sales Agreement, although we have no current plans to sell additional shares under the 2022 Sales Agreement prior to the closing of the Merger.

We entered into a collaboration and license agreement with Apollomics in 2020 and are potentially eligible to earn milestone payments and royalties under that agreement. However, our ability to earn milestone payments and potential royalty payments and their timing will be dependent upon the outcome of Apollomics’ activities and is therefore uncertain.

Funding Requirements

Our primary uses of capital were historically compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs. Now that we have suspended all of our research and development activities in anticipation of entering into the Merger with Crescent, our operations will be limited and we expect that our expenses will decrease significantly.

As of September 30, 2024, our only contractual obligations consisted of the remaining rent obligation of $268,000 under a non-cancelable lease for office space with a term through January 2025.

We have no other fixed long-term obligations and do not have significant capital expenditure requirements.

Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued. The Company incurred a net loss of $30.7 million and had net cash flows used in operating activities of $27.4 million during the nine months ended September 30, 2024. At September 30, 2024, the Company had $14.4 million in cash and cash equivalents and had no committed source of additional funding from either debt or equity financings. Management believes that given the Company’s current cash position and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about its ability to continue as a going concern after the date that is one year from the date that these unaudited financial statements are issued. The Company expects that its current cash resources will only be sufficient to fund the Company’s operations through the closing of the contemplated Merger and Private Placement.

Cash Flows

The following is a summary of our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(27,397)	$(27,265)
Investing activities	(10)	(21)
Financing activities	5	28,823
Net change in cash and cash equivalents	$(27,402)	$1,537

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 and 2023 was primarily the result of pre-commercialization efforts and clinical and manufacturing costs associated with our uproleselan clinical development programs. These cash expenses were offset by non-cash expenses for stock-based compensation, lease expense and depreciation.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was for computer, office and laboratory equipment and was not material.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024 consisted of proceeds received from stock option exercises. Net cash provided by financing activities during the nine months ended September 30, 2023 primarily consisted of the net proceeds received from sales of our common stock under the 2022 Sales Agreement of $28.7 million.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except as set forth below, our risk factors as of the date of this quarterly report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 27, 2024, as supplemented by “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, filed with the SEC on May 9, 2024 and August 8, 2024, respectively.

Risks Related to Our Proposed Merger with Crescent

Our stockholders will experience significant dilution as a consequence of the Merger and related transactions.

The ownership of current stockholders of our company is expected to decrease from 100% of our common stock to approximately 3% of the combined company following the Merger and related private placement financing. This reduced ownership interest in the combined company will significantly reduce the influence that our current stockholders will have on the management of the combined company.

We may fail to realize all of the anticipated benefits of the Merger and may be exposed to other operational and financial risks.

The negotiation and consummation of our proposed Merger with Crescent will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.

Our ability to realize the anticipated benefits of the Merger are highly uncertain. Any anticipated benefits will depend on a number of factors, including our ability to integrate our business with that of Crescent and our ability to generate future value for the stockholders of the combined company. The expected benefits may not be achieved within the anticipated time frame, or at all.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

●	increased near-term and long-term expenditures;
●	exposure to unknown liabilities;
●	higher than expected acquisition or integration costs;
●	incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
●	write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;
●	increased amortization expenses;
●	difficulty and cost in combining Crescent’s operations with ours;
●	impairment of relationships with key suppliers or customers due to changes in management and ownership;
●	inability to retain employees; and
●	possibility of future litigation.

If we are unable to consummate the Merger with Crescent, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that we will be able to complete the proposed Merger with Crescent. If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders.

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

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. We may be exposed to such litigation, even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate the Merger with Crescent.

Risks Related to an Investment in Our Common Stock

If we fail to comply or regain compliance with Nasdaq’s continued listing standards, prior to the consummation of the Merger, our common stock may be delisted and the price of our common stock, our ability to access the capital markets and our financial condition could be negatively impacted.

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

In June 2024, we received a written notice, or the Notice, from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, that we are not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Market. Pursuant to Nasdaq listing rules, we have been provided an initial compliance period of 180 calendar days from receipt of the Notice, or until December 18, 2024, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for our common stock would need to close at $1.00 per share or more for a minimum of 10 consecutive business days during this 180-day grace period, among other requirements. While we may be able to qualify for additional time to attempt to regain compliance, which could include a transfer of our listing from the Nasdaq Global Market to the Nasdaq Capital Market, there can be no assurance that we will qualify for additional time to regain compliance, or that we will regain compliance with or without such additional time. If necessary to regain compliance with Nasdaq listing standards, we may, subject to approval of our board of directors and stockholders, implement a reverse stock split. However, there can be no assurance that a reverse stock split, or any other alternatives we may consider to regain compliance with the minimum bid price requirement, would be approved or would result in a sustained higher stock price that would allow us to meet the Nasdaq stock price listing requirements.

Separately, Nasdaq Listing Rule 5450(b)(1) requires companies listed on the Nasdaq Global Market to maintain a stockholders’ equity of at least $10 million. As of September 30, 2024, we had stockholders’ equity of $11.4 million. If we were to transfer our listing to the Nasdaq Capital Market, we would need to maintain a minimum stockholders’ equity of $2.5 million or meet certain alternative requirements. As a result of our expected decrease in stockholders’ equity due to continued net losses, there can be no assurance that we will be able to maintain the minimum required stockholders’ equity under the Nasdaq continued listing standards.

If we are not able to maintain compliance within the compliance periods allotted by Nasdaq, our common stock could be delisted, which would have a further material adverse effect on the market price of our common stock and on stockholder liquidity. We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the listing requirement; however, there can be no assurance that we will be able to regain compliance with the listing requirement or will otherwise be in compliance with the other Nasdaq listing criteria. If Nasdaq delists our common stock for failure to meet its listing standards, and our common stock is not eligible for quotation or listing on another market or exchange, we and our stockholders could face significant negative consequences, including:

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.       OTHER INFORMATION

Trading Plans

During the three months ended September 30, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

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

10.1*+	Retention Agreement, dated as of August 7, 2024, by and between the Registrant and Harout Semerjian.

10.2*+	Retention Agreement, dated as of August 7, 2024, by and between the Registrant and Brian Hahn.

10.3*+	Separation Agreement, dated as of July 30, 2024, by and between the Registrant and Edwin Rock.

10.4*+	Consulting Agreement, dated as of July 31, 2024, by and between the Registrant and Edwin Rock.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

GLYCOMIMETICS, INC.

Date: November 13, 2024	By:	/s/ Brian M. Hahn
Brian M. Hahn
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)