Form 10-K
period 2024-12-31
GLYCOMIMETICS INC
filed 2025-02-13
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

Commission file number 001-36177

GlycoMimetics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	06-1686563
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 65 Monrovia, Maryland	21770
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (240) 243-1201

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	GLYC	The Nasdaq Stock Market

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

As of June 30, 2024, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $17.5 million based on the closing price of the registrant’s Common Stock, as reported by the Nasdaq Capital Market, on such date.

At February 7, 2025, 64,513,862 shares of GlycoMimetics, Inc.’s Common Stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our plans to consummate the proposed merger, or the Merger, between us and Crescent Biopharma, Inc.
●	the sufficiency of our cash resources to continue operating through consummation of the Merger;
●	our ability to maintain compliance with Nasdaq listing standards;
●	our plans to potentially explore other strategic alternatives or to dissolve or liquidate the Company if the Merger is not consummated;
●	the clinical utility of our drug candidates;
●	our potential commercialization, marketing and manufacturing capabilities and strategy if we resume the development of our drug candidates;
●	our intellectual property position;
●	our ability to identify additional drug candidates; and
●	our estimates regarding needs for additional financing.

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

Among these important risks are the following:

●	Failure to complete, or delays in completing, the potential Merger could materially and adversely affect our results of operations, business, financial results and/or common stock price.
●	If the Merger is not completed, our stock price may decline significantly.
●	Even if we complete the Merger, the combined company will need to raise additional capital by issuing equity securities or additional debt or through licensing arrangements, which may cause significant dilution to the combined company’s stockholders or restrict the combined company’s operations.
●	Our stockholders will experience significant dilution as a consequence of the Merger and related transactions.
●	We may fail to realize all of the anticipated benefits of the Merger and may be exposed to other operational and financial risks.
●	Our ability to consummate the Merger will depend on our ability to retain our employees required to consummate such transaction.
●	If we are unable to consummate the Merger with Crescent, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
●	If we fail to comply or regain compliance with Nasdaq’s continued listing standards prior to the consummation of the Merger, our common stock may be delisted and the price of our common stock, our ability to access the capital markets and our financial condition could be negatively impacted.
●	We have incurred significant losses since our inception. We expect to continue to incur losses and may never achieve or maintain profitability.
●	If we decide to resume development of our drug candidates, we would need substantial additional funding. If we were unable to raise that capital when needed, we may not be able to continue as a going concern and could be forced to delay, reduce or eliminate drug development programs or potential commercialization efforts.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our drug candidates.
●	If we were to resume development activities, we would need to conduct additional clinical trials. All of our other drug candidates other than uproleselan were in earlier stages or clinical trials or in preclinical development.
●	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. Should we resume development of our drug candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.
●	Should we resume development of our drug candidates, serious adverse or unacceptable side effects could be identified, in which case we would need to abandon or limit their development.
●	If we were to resume development of our drug candidates, we may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	Should we resume development activities, our success would depend in part on collaborations. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.
●	Should we resume development of our drug candidates, we would expect to rely on third parties to conduct additional clinical trials for our drug candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
●	We previously contracted with third parties for the manufacturing of our drug candidates for preclinical and clinical testing, and if we were to resume development activities and pursue commercialization, we would expect to continue to do so. This reliance on third parties increases the risk that we would not have sufficient quantities of our drug candidates or drugs, or such quantities at an acceptable cost, which could delay, prevent or impair our potential development or commercialization efforts.
●	Should we resume development of drug candidates, if any of those drug candidates were to receive marketing approval, it may still fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
●	Should we resume drug development, we would face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.
●	Should we resume drug development activities but are unable to obtain and maintain patent protection for our drug candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates may be impaired.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
●	Should we resume development of our drug candidates but we or our collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they would not be able to commercialize our drug candidates and our ability to generate revenue would be materially impaired.
●	If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations, including our clinical trials; reputational harm; loss of revenue and profits; and other adverse consequences.
●	Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

i

PART I

ITEM 1.	BUSINESS

Introduction

We are a biotechnology company that was previously developing a pipeline of proprietary glycomimetics, which are small molecules that mimic the structure of carbohydrates involved in important biological processes, to inhibit disease-related functions of carbohydrates, such as the roles they play in cancers and inflammation. Our previous lead glycomimetic drug candidate, uproleselan, is a specific E-selectin antagonist that we were developing to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, a life-threatening hematologic cancer, and potentially other hematologic cancers.

We conducted a randomized, double-blind, placebo-controlled Phase 3 pivotal clinical trial to evaluate uproleselan in individuals with relapsed/refractory (R/R) AML. In the second quarter of 2024, we reported results from the Phase 3 trial showing that uproleselan combined with chemotherapy did not achieve a statistically significant improvement in overall survival in the intent to treat (ITT) population versus chemotherapy alone. We have concluded, following subsequent feedback from the U.S. Food and Drug Administration, that the regulatory path forward for uproleselan for the treatment of relapsed and refractory acute myeloid leukemia would require an additional clinical trial. In July 2024, we announced a streamlined operating plan that included the exploration of strategic alternatives focused on maximizing shareholder value and a corporate restructuring that included a reduction in our workforce by 26 employees, or approximately 80% of our headcount. At this time, we do not intend to continue development of uproleselan or any other drug candidates.

Following the strategic review, on October 28, 2024, we, Gemini Merger Sub Corp., a Delaware corporation and our wholly-owned subsidiary (“First Merger Sub”), Gemini Merger Sub II, LLC, a Delaware limited liability company and our wholly-owned subsidiary (“Second Merger Sub” and, together with First Merger Sub, “Merger Subs”), and Crescent Biopharma, Inc., a Delaware corporation (“Crescent”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, (i) First Merger Sub will merge with and into Crescent, with Crescent continuing as our wholly owned subsidiary and the surviving corporation of the merger (the “First Merger”) and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, Crescent will merge with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Merger”).

Pursuant to the exchange ratio formula in the Merger Agreement, and based on our capitalization as of September 30, 2024 and Crescent’s capitalization as of October 28, 2024 (the date the Merger Agreement was executed), upon the closing of the Merger (and prior to closing of the Private Placement described below), on a pro forma basis and based upon the number of shares of our common stock expected to be issued in the Merger, pre-Merger Crescent stockholders will own approximately 86.21% of the combined company and pre-Merger GlycoMimetics stockholders will own approximately 13.79% of the combined company. After giving further effect to the Private Placement, the pre-Merger Crescent stockholders (inclusive of those investors participating in the Private Placement) are expected to own approximately 96.9% of the combined company and our pre-Merger stockholders are expected to own approximately 3.1% of the combined company. The exchange ratio may be further adjusted as described in the Merger Agreement. We and Crescent have agreed to customary representations, warranties and covenants in the Merger Agreement and the consummation of the Merger is subject to customary closing conditions, including, among other things, approval by our stockholders and the Crescent stockholders of the transaction, Nasdaq and SEC approvals, and completion of a concurrent private placement of at least $100 million (as described below).

Additionally, in connection with the Merger, we will establish the terms of a new series of preferred stock designated as Series A Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). Holders of the Series A Preferred Stock will be entitled to receive dividends on shares of Series A Preferred Stock equal to, on an as-if-converted-to-GlycoMimetics common stock basis, and in the same form as dividends actually paid on shares of the GlycoMimetics common stock. Except as otherwise required by the Certificate of Designation or law, the Series A Preferred Stock will not have voting rights. The Certificate of Designation will provide however that for so long at least 30% of the Series A Preferred Stock remains issued and outstanding, the holders of Series A Preferred Stock exclusively and voting together as a separate class on an as-converted to common stock basis, shall be entitled to elect two (2) directors (the “Preferred Directors”); and the holders of record of the shares of common stock and of any other class or series of voting stock (including the Series A Preferred Stock), exclusively and voting together as a single class on an as-converted to common stock basis, shall be entitled to elect the balance of the total number of directors.

Upon completion of the Merger, we plan to operate under the name Crescent Biopharma, Inc. The Merger is expected to close in the second quarter of 2025, subject to certain closing conditions, including, among other things, approval by the stockholders of each company and the satisfaction of customary closing conditions. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. Following the Merger, the current business of Crescent will become the primary business of our company.

Concurrently with the execution and delivery of the Merger Agreement, certain institutional and accredited investors have entered into a securities purchase agreement with us, pursuant to which they have agreed, subject to the terms and conditions of such agreements, to purchase, immediately following the consummation of the Merger, shares of our common stock and pre-funded warrants for an aggregate purchase price of approximately $200.0 million in a private placement (the “Private Placement”). The closing of the Private Placement is conditioned on the satisfaction or waiver of the conditions set forth in the Merger Agreement (in addition to other customary closing conditions) and is expected to occur immediately following the closing of the Merger.

Concurrently with the execution of the Merger Agreement, our directors and officers and certain stockholders of Crescent (solely in their respective capacities as Crescent stockholders) holding approximately 98% of the outstanding shares of Crescent capital stock have entered into support agreements to vote all of their shares in favor of the adoption and approval of the Merger.

Our future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. In the event that we do not complete the Merger, we may explore strategic alternatives, including, without limitation, another strategic transaction and/or pursue a dissolution and liquidation of our business.

Our Historical Platform and Drug Candidates

Our proprietary glycomimetics platform was based on our expertise in carbohydrate chemistry and our understanding of the role carbohydrates play in key biological processes. Most human proteins are modified by the addition of complex carbohydrate structures to the surface of such proteins, which affects the functions of the proteins and their interactions with other molecules. Our prior research and development efforts focused on drug candidates targeting selectins, which are proteins that serve as adhesion molecules and bind to carbohydrates that are involved in the inflammatory component and progression of a wide range of diseases, including hematologic disorders, cancer and cardiovascular disease. For example, we believe that members of the selectin family play a key role in tumor metastasis and resistance to chemotherapy. Inhibiting specific carbohydrates from binding to selectins has long been viewed as a potentially attractive approach for therapeutic intervention. The ability to successfully develop drug-like carbohydrate compounds that inhibit binding with selectins, known as selectin antagonists, has historically been limited by their potency and the complexities of carbohydrate chemistry. We believe our expertise in the rational design of potent glycomimetic antagonists with drug-like properties and in carbohydrate chemistry enabled us to identify highly effective selectin antagonists and other glycomimetics that may inhibit the disease-related functions of certain carbohydrates in order to develop novel drug candidates to address orphan diseases with high unmet medical need.

The status of our drug candidates is summarized below. We are no longer actively pursuing the development of any of these drug candidates. We retained the worldwide development and commercialization rights to each of our drug candidates, except with respect to uproleselan and GMI-1687, for which we have exclusively licensed development and commercialization rights to Apollomics (Hong Kong) Limited, or Apollomics, in Mainland China, Hong Kong, Macau and Taiwan, collectively referred to as Greater China. Although those agreements remain in force, Apollomics has announced its intention to wind down its clinical development program and we do not anticipate those agreements to continue following consummation of the Merger.

Uproleselan

We were previously developing uproleselan, a specific E-selectin antagonist, to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, a life-threatening hematologic cancer, and potentially other hematologic cancers.

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

E-selectin plays a critical role in binding cancer cells within vascular niches in the bone marrow, which prevents the cells from entering circulation where they can be more readily killed by chemotherapy. In animal studies, uproleselan mobilized AML cancer cells out of the bone marrow, making them more sensitive to chemotherapy. In these studies, tumor burden was significantly reduced in the animals treated with a combination of chemotherapy and uproleselan as compared to animals treated with chemotherapy alone. In addition, the combination of uproleselan with chemotherapy resulted in improved survival rates for the treated animals compared to chemotherapy alone. In other animal studies, uproleselan appeared to also protect normal cells from some of the side effects of chemotherapy. Common side effects of chemotherapy include bone marrow toxicity resulting in neutropenia, which is an abnormally low number of neutrophils, the white blood cells that serve as the primary defense against infection, and mucositis, which is the inflammation and sloughing of the mucous membranes lining the digestive tract. Animals treated with uproleselan and chemotherapy had less severe neutropenia and mucositis and lower bone marrow toxicity as compared to animals treated with chemotherapy alone. We believe that treatment with uproleselan results in lower bone marrow toxicity due to its inhibition of E-selectin; this inhibition makes stem cells in the bone marrow divide less frequently, thereby protecting them from chemotherapy agents that target rapidly dividing cells.

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

In May 2024, we reported topline results from the Phase 3 trial, in which uproleselan combined with chemotherapy did not achieve a statistically significant improvement in overall survival in the intent to treat, or ITT, population versus chemotherapy alone. In June 2024, we announced comprehensive results of the Phase 3 trial. Following the announcement of the data from the Phase 3 trial, we requested and held a meeting with the FDA to discuss whether any of the results summarized above could serve as a basis for a submission for regulatory approval. Based on the feedback received, we concluded that any potential regulatory path for uproleselan in this patient population would require an additional clinical trial, the conduct of which would require capital resources beyond those available to us. The decision to not conduct an additional clinical trial did not relate to any safety or medical issues or negative regulatory feedback related to our programs.

We also entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, part of the National Institutes of Health, to conduct a Phase 2/3 randomized, controlled clinical trial evaluating the addition of uproleselan to a standard chemotherapy regimen in older adults with previously untreated AML who are eligible for intensive chemotherapy. On October 29, 2024, we announced data from the Phase 2 portion of the trial showing no statistically significant improvement in event-free survival, or EFS, for patients receiving uproleselan in combination with chemotherapy versus chemotherapy alone.

GMI-1687

We designed an innovative antagonist of E-selectin, GMI-1687, that could be a subcutaneously administered treatment. Initially developed as a potential life-cycle extension to uproleselan, GMI-1687 was being developed to broaden the clinical usefulness of an E-selectin antagonist to conditions where outpatient treatment is preferred or required. As described below, we have entered into a collaboration with Apollomics (Hong Kong) Limited for the development of GMI-1687, as well as uproleselan, in Mainland China, Hong Kong, Macau and Taiwan, also known as Greater China, but we are not otherwise actively developing GMI-1687.

Our Collaboration with Apollomics for Uproleselan and GMI-1687

In 2020, we entered into an exclusive collaboration and license agreement with Apollomics for the development and commercialization of uproleselan and GMI-1687 for all fields and all uses in Greater China. We and Apollomics were also collaborating to advance the preclinical and clinical development of GMI-1687. In December 2024 Apollomics announced that its Phase 3 bridging trial of uproleselan did not demonstrate favorable benefit and that Apollomics would be winding down the program. We do not expect the collaboration and license agreement to remain in effect following the consummation of the Merger, and do not anticipate having any material ongoing obligations under the agreement for supplying drug for any trials being conducted by Apollomics.

Under the terms of the exclusive collaboration and license agreement, which currently remains in effect, we are eligible to receive potential milestone payments totaling approximately $180.0 million based on the achievement of specified development, regulatory and commercial milestones, as well as tiered royalties ranging from the high single digits to 15% based on net sales. Apollomics will be responsible for all costs related to development, regulatory approvals and commercialization in Greater China for uproleselan and GMI-1687. We retain all rights for both compounds in the rest of the world and have agreed to supply uproleselan and GMI-1687 to Apollomics pursuant to clinical and commercial supply agreements.

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

We and Apollomics established a joint development committee to oversee activities under the collaboration and license agreement. The collaboration and license agreement will terminate on a region-by-region basis upon the expiration of the royalty term for each region, unless earlier terminated by either party. Either party may terminate the collaboration and license agreement upon prior written notice, subject to specified conditions, including uncured material breach, or upon bankruptcy or insolvency of the other party. Apollomics may terminate the collaboration and license agreement upon prior written notice for any reason. As noted above, in December 2024 Apollomics announced that its Phase 3 bridging trial of uproleselan did not demonstrate favorable benefit and that Apollomics would be winding down the program. We do not expect the collaboration and license agreement to remain in effect following the consummation of the Merger, and do not anticipate having any material ongoing obligations under the agreement for supplying drug for any trials being conducted by Apollomics.

Intellectual Property

We strive to protect the intellectual property that we believe is important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our drug candidates and their methods of use. We have issued patents which cover uproleselan and methods of use that are expected to expire between 2032 and 2039. In addition, we have several pending patent applications covering uproleselan and/or methods of using it, the last expiring of which, if issued, currently would be predicted to expire in 2041. We also have two issued patents covering GMI-1687 that are expected to expire in 2037. In addition, we have several pending patent applications covering GMI-1687 and/or methods of using it, the last expiring of which, if issued, currently it would be predicted to expire in 2041. We also have several pending patent applications directed to our lead galectin antagonist compounds and their methods of use, the last of which, if issued, currently would be predicted to expire in 2042. We have also relied on trade secret protection for our confidential and proprietary information and careful monitoring of such information to protect aspects of our business, as well as know-how and continuing technological innovation to develop, strengthen and maintain our proprietary position in the field of glycomimetics.

If we were to resume our historical business of drug development, our success would depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important inventions and know-how related to our business, defend and enforce our patents, preserve confidentiality of our trade secrets and operate without infringing valid and enforceable patents and other proprietary rights of third parties.

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

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months, and since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, or USPTO, or a foreign patent office to determine priority of invention or in post-grant challenge proceedings, such as oppositions, that challenge priority of invention or other features of patentability. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us.

Manufacturing

We do not have any manufacturing facilities or personnel. We relied on third parties for the manufacturing of our drug candidates for preclinical and clinical testing, as well as for potential commercial manufacturing.

In January 2024, we entered into a project agreement with Patheon Manufacturing Services LLC, part of Thermo Fisher Scientific, or Patheon, for manufacture and supply of uproleselan for commercial sale. Pursuant to the agreement, Patheon was to manufacture commercial supplies of injectable uproleselan from active pharmaceutical ingredients we supply, and was also to be responsible for supplying the other required raw materials and other supportive manufacturing services such as quality control testing for raw materials, packaging components and finished product. The initial term of the agreement is through year-end 2026; however, following our decision to cease the development and potential commercialization of uproleselan we have paused all activities under this project agreement and expect that it may be terminated following the consummation of the Merger with Crescent.

Commercialization

Prior to entering into the agreement with Crescent for the Merger, we had not yet established a sales, marketing or drug distribution infrastructure. We generally retained commercial rights in the United States for our drug candidates. If we were to resume drug development activities, then subject to receiving marketing approvals, we believe that it would be possible for us to access the U.S. market for those drug candidates through a focused, specialized, key account sales force. We believe that such an organization would be able to target the community of physicians who are the key specialists in treating the patient populations for which our drug candidates were being developed. With respect to uproleselan and GMI-1687, we granted Apollomics exclusive commercialization rights in Greater China. We would expect to enter into distribution and other marketing arrangements with third parties for any other drug candidates that obtain marketing approval outside the United States.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, knowledge, experience and scientific resources have in the past provided us with competitive advantages, we would face potential competition from many different sources, including large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, and medical technology companies, in the event that we resume our drug development activities. Any product candidates that we successfully develop and commercialize would compete with existing therapies and new therapies that may become available in the future.

If we resume our development activities and seek any regulatory approvals and pursue commercialization, we believe that the key competitive factors affecting success of our drug candidates are likely to be their safety, efficacy, convenience, price, generic competition, and availability of coverage and reimbursement from government and other third-party payors.

Many of the companies against which we would compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors would also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. The FDA may review sections of the NDA for a fast track product on a rolling basis before the complete application is submitted if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

The FDA may give a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of 10 months under current PDUFA guidelines. These six- and ten- month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval. Such products may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. Alternatively, the approval may be on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. Approvals may also take into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, pharmaceutical companies generally are required to promote their drug products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting some common activities from prosecution, the exemptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare-covered business, the statute has been violated.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities (or other business associates) that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, and their covered subcontractors. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which are not pre-empted by HIPAA, differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Coverage and Reimbursement

The future commercial success of our drug candidates or any of our collaborators’ ability to commercialize any approved drug candidates successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for our drug candidates. Government health administration authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government, through the Medicare or Medicaid programs, provides reimbursement for such treatments. In the United States, the European Union, or EU, and other potentially significant markets for our drug candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

Third-party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for medical products. For example, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of healthcare services and products. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our drug candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our drugs and drug candidates or exclusion of our drugs and drug candidates from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved drug candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our drug candidates in whole or in part.

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

There have been several U.S. government initiatives over the past few years to fund and incentivize certain comparative effectiveness research, including creation of the Patient-Centered Outcomes Research Institute under PPACA. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payors do not consider our drug candidates to be cost-effective compared to other available therapies, they may not cover our drug candidates, once approved, as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis. The PPACA substantially changed the way healthcare is financed by both governmental and private insurers. Among other measures that may have an impact on our business, PPACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Additionally, PPACA extends manufacturers’ Medicaid rebate liability, expands eligibility criteria for Medicaid programs and expands entities eligible for discounts under the Public Health Service pharmaceutical pricing program. There have been judicial and Congressional challenges to certain aspects of PPACA, as well as efforts by the executive branch at various times to repeal or replace certain aspects of the PPACA.

Since its enactment, there have been judicial, administrative, executive, and Congressional legislative challenges to certain aspects of the PPACA. For example, in August 2022, the Inflation Reduction Act of 2022, or IRA was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any such challenges and additional reform measures of the second Trump administration will impact the PPACA.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least seven years and covered under Medicare, known as the Medicare Drug Price Negotiation Program, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. In August 2024, HHS announced the agreed-upon prices of the first 10 drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional drugs covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.

Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

As a result of PPACA, Medicare payments are increasingly tied to quality of care and value measures, and reporting of related data by providers such as physicians and hospitals. So-called “value-based reimbursement” measures may present challenges as well as potential opportunities for biopharmaceutical manufacturers. Medicare incentives for providers meeting certain quality measures may ultimately prove beneficial for manufacturers that are able to establish that their products may help providers to meet such measures. However, manufacturers’ ability to market their drug products based on quality or value is highly regulated and not always permissible. In addition, the potentially decreased Medicare reimbursement to those providers that fail to adequately comply with quality reporting requirements could translate to decreased resources available to purchase products and may negatively impact marketing or utilization of our drug candidates if they are approved for marketing. We cannot predict at this time what impact, if any, the longer-term shift towards value-based reimbursement will have on any of our drug candidates in either the Medicare program, or in any other third party payor programs that may similarly tie payment to provider quality.

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

Employees and Human Capital Resources

In July 2024, in connection with our streamlined operating plan, we announced a corporate restructuring that included a reduction in our workforce by 26 employees, or approximately 80% of our headcount. We substantially completed the reduction in the third quarter of 2024.

As of January 31, 2025, we had four full-time employees, all of whom are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Prior to our corporate restructuring and the ceasing of our drug development activities, our human capital resources objectives included, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purposes of our equity incentive plans were to attract, retain and reward high performing employees through the granting of equity-based compensation awards in order to motivate employees to perform to the best of their abilities and achieve our objectives.

Corporate Information

We were incorporated under the laws of the State of Delaware in 2003. Our executive officers and employees work remotely, and our mailing address is P.O. Box 65, Monrovia, Maryland 21770, and our telephone number is (240) 243-1201.

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

Risks Related to Our Proposed Merger with Crescent

Failure to complete, or delays in completing, the potential merger, announced on October 29, 2024, could materially and adversely affect our results of operations, business, financial results and/or common stock price.

On October 28, 2024, we entered into the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, First Merger Sub will merge with and into Crescent. Upon consummation of the First Merger, First Merger Sub will cease to exist and the Crescent will become our wholly owned subsidiary. Immediately following the First Merger and as part of the same overall transaction as the First Merger, Crescent will merge with and into Second Merger Sub with Second Merger Sub being the surviving entity of the Second Merger. Consummation of the Merger is subject to certain closing conditions, a number of which are not within our control. Any failure to satisfy these required conditions to closing may prevent, delay or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all.

Our efforts to complete the Merger could cause substantial disruptions and uncertainty, which may materially adversely affect our results of operations and business. Uncertainty as to whether the Merger will be completed in a timely manner or at all may affect our ability to retain and motivate our remaining employees. Uncertainty as to whether the Merger will be completed in a timely manner or at all could adversely affect our relationships with collaborators, suppliers, vendors, regulators and other business partners. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

If the conditions to the Merger are not satisfied or waived, the Merger may not occur.

Even if the Merger is approved by our stockholders, specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the Merger. We cannot assure you that all of the conditions to the consummation of the Merger will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or the closing may be delayed.

The exchange ratio for the Merger will not change or otherwise be adjusted based on the market price of GlycoMimetics common stock.

Applying the exchange ratio based on GlycoMimetics’ capitalization as of September 30, 2024 and Crescent’s capitalization as of October 28, 2024 (the date the Merger Agreement was executed), our current securityholders are expected to own approximately 3% of the aggregate number of shares of the combined company's capital stock following the Merger (on a fully-diluted basis), subject to certain assumptions, including, but not limited to, GlycoMimetics' net cash as of closing being equal to $1.8 million. In the event GlycoMimetics' net cash is below $1.725 million, the exchange ratio will be adjusted such that the number of shares issued to Crescent's pre-closing securityholders will be increased, and our stockholders will own a smaller percentage of the combined company following the consummation of the Merger.

Any changes in the market price of our stock before the completion of the First Merger will not affect the number of shares our stockholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the First Merger, the market price of our common stock increases from the market price on the date of the Merger Agreement, then our stockholders could receive merger consideration with substantially more value for their shares than the parties had negotiated when they established the exchange ratio. Similarly, if before the completion of the First Merger, the market price of our common stock declines from the market price on the date of the Merger Agreement, then our stockholders could receive merger consideration with substantially lower value. The Merger Agreement does not include a price-based termination right.

If the Merger is not completed, our stock price may decline significantly.

The market price of our common stock is subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market price of our common stock will likely be volatile based on whether stockholders and other investors believe that we can complete the Merger or otherwise raise additional capital to support our operations if the Merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market price of our common stock has been and may be exacerbated by low trading volume. Additional factors that may cause the market price of our common stock to fluctuate include:

•	announcements of the results of our clinical trials, discussions with regulators, and regulatory approvals decisions;
•	the entry into, or termination of, key agreements, including commercial partner agreements;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;
•	the loss of key employees;
•	future sales of common stock;
•	general and industry-specific economic conditions; and
•	period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

Even if we complete the Merger, the combined company will need to raise additional capital by issuing equity securities or additional debt or through licensing arrangements, which may cause significant dilution to the combined company’s stockholders or restrict the combined company’s operations.

On October 28, 2024, we entered into the Private Placement with certain investors pursuant to which the investors agreed to purchase, in the aggregate, $200.0 million in shares of our common stock and pre-funded warrants immediately following the closing of the Merger. The closing of the Private Placement is conditioned upon the satisfaction or waiver of the conditions to the closing of the Merger as well as certain other conditions. Our shares of common stock and pre-funded warrants to be issued in the Private Placement will result in dilution to all securityholders of the combined company.

Additional financing may not be available to the combined company when it is needed or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, such financing will cause additional dilution to all securityholders of the combined company. It is also possible that the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to the combined company.

Some of our directors and executive officers have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

Our directors and executive officers may have interests in the Merger that are different from, or in addition to, the interests of our other stockholders generally. These interests with respect to our directors and executive officers may include, among others, retention bonus payments, extension of exercisability periods of previously issued stock option grants, severance payments if employment is terminated in a qualifying termination in connection with the Merger and rights to continued indemnification, expense advancement and insurance coverage.

Our board of directors was aware of and considered those interests, among other matters, in reaching their decisions to approve and adopt the Merger Agreement, approve the Merger, and recommend the approval of the Merger Agreement to our stockholders. These interests, among other factors, may have influenced the directors and executive officers of each company to support or approve the Merger.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.

While the Merger Agreement is in effect, each party is generally prohibited from, among other things, soliciting, initiating or knowingly encouraging, inducing or facilitating the communication, making, submission or announcement of any acquisition proposal or acquisition inquiry. In addition, our current directors and executive officers have entered into support agreements pursuant to the terms of the Merger Agreement, and as an inducement to GlycoMimetics willingness to enter into the Merger Agreement, by which they have agreed to vote all of their shares of our capital stock in favor of the Merger Agreement and the transactions contemplated thereby and against any competing proposals, subject to certain limited exceptions. These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger, even if it were prepared to pay consideration with a higher value than that implied by the merger consideration in the combination.

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

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

We may fail to realize all of the anticipated benefits of the Merger and may be exposed to other operational and financial risks.

The consummation of our proposed Merger with Crescent will require significant time on the part of the Company, and the diversion of the Company’s attention may disrupt our business.

Our ability to realize the anticipated benefits of the Merger are highly uncertain. Any anticipated benefits will depend on a number of factors, including our ability to integrate our business with that of Crescent and our ability to generate future value for the stockholders of the combined company. The expected benefits may not be achieved within the anticipated time frame, or at all.

The consummation of the Merger may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

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

As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to our stockholders.

We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. We may be exposed to such litigation, even if no wrongdoing occurred. Litigation is usually expensive, uncertain, and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate the Merger with Crescent.

If we fail to comply or regain compliance with Nasdaq’s continued listing standards prior to the consummation of the Merger, our common stock may be delisted and the price of our common stock, our ability to consummate the Merger, our access the capital markets and our financial condition could be negatively impacted.

Our common stock was previously listed on the Nasdaq Global Market, and we were required to meet certain listing requirements, including with respect to minimum closing bid prices, market value of publicly held shares, stockholders’ equity and market value of listed securities.

In June 2024, we received notice from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, that we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Market. Pursuant to Nasdaq listing rules, we were provided an initial compliance period until December 18, 2024 to regain compliance. In order to qualify for additional time to regain compliance, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market, which became effective as of December 20, 2024. In connection with that transfer, on December 19, 2024, we received notice from Nasdaq that we had been granted an additional 180 calendar days, or until June 16, 2025, to regain compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2).

If necessary to regain compliance with Nasdaq listing standards, we may, subject to approval of our board of directors and stockholders, implement a reverse stock split. However, there can be no assurance that a reverse stock split, or any other alternatives we may consider to regain compliance with the minimum bid price requirement, would be approved or would result in a sustained higher stock price that would allow us to meet the Nasdaq stock price listing requirements. In addition, pursuant to the terms of the Merger Agreement we are required to use commercially reasonable efforts to maintain our listing on Nasdaq until the effective time of the First Merger.

Separately, Nasdaq listing rules requires companies listed on the Nasdaq Capital Market to maintain a stockholders’ equity of at least $2.5 million. As of December 31, 2024, we had stockholders’ equity of $5.3 million. As a result of our expected decrease in stockholders’ equity prior to the Merger due to continued net losses, there can be no assurance that we will be able to maintain the minimum required stockholders’ equity under the Nasdaq continued listing standards.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to continue to incur losses and may never achieve or maintain profitability.

We have incurred significant losses since our inception and, as of December 31, 2024, we had an accumulated deficit of $494.4 million. In recent years, we have financed our operations primarily with proceeds from public offerings of our common stock.

We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials. However, we have not completed development of any drugs, and in July 2024, following the announcement of the data from our Phase 3 pivotal trial and our discussions with the FDA, we announced that we would initiate a review of strategic alternatives focused on maximizing stockholder value. We also reduced our workforce by approximately 80% in order to conserve our cash resources as part of a streamlined operating plan while we undertook our strategic review. Following the strategic review, we entered into an acquisition agreement with Crescent to consummate the proposed Merger.

In connection with the termination of our clinical programs, our research and development expenses have decreased. We expect to continue to incur costs and expenditures in connection with the merger process. Based on our current operating plan, which includes the ceasing of our clinical development programs, we expect that our current cash and cash equivalents will fund our operations until the closing of the Merger; however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. There can be no assurance that the proposed Merger with Crescent, or any other course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value. If we are unable to close the Merger or raise additional capital, we will need to eliminate some or all of our operations or liquidate our company.

We expect to continue to incur significant expenses in connection with our ongoing activities, including continuing to operate as a public company. If we were to resume clinical development activities in the future, we would expect to incur significant additional expenses and operating losses.

To become and remain profitable, we must succeed in developing and eventually commercializing drugs that generate significant revenue. This would require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates, obtaining regulatory approval for these drug candidates and manufacturing and commercializing any drugs for which we may obtain regulatory approval, as well as discovering additional drug candidates. If we were to resume our development programs, we may never succeed in these activities and, even if we did, we may never generate revenue that is significant enough to achieve profitability.

Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts or even continue our operations. A decline in the value of our company could also result in significant harm to our financial position and adversely affect our stock price.

If we decide to resume development of our drug candidates, we would need substantial additional funding. If we were unable to raise that capital when needed, we may not be able to continue as a going concern and could be forced to delay, reduce or eliminate drug development programs or potential commercialization efforts.

If we were to resume development of drug candidates, our capital requirements would depend on many factors, including:

●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials;
●	the number and development requirements of other drug candidates that we may pursue;
●	the costs, timing and outcome of regulatory review of our drug candidates;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our drug candidates for which we receive marketing approval;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the extent to which we acquire or in-license other drug candidates and technologies.

Identifying potential drug candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we or any current or future collaborators may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, drug candidates, if approved, may not achieve commercial success. Accordingly, if we were to resume development activities, our ability to fund our operations would be dependent upon management’s plans, which could include raising additional capital through a combination of equity and debt financings, collaborations and strategic alliances. However, there can be no assurances that new financings or other transactions will be available to us on commercially acceptable terms, or at all. Our ability to raise additional capital could also be adversely impacted by global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide. If we are unable to raise capital to fund our operations when needed or on attractive terms, we could be forced to delay, reduce the scope of or eliminate our research and development programs or any future commercialization efforts.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our drug candidates.

If we were to resume our development activities, we would expect to finance our cash needs through a combination of equity offerings, debt financings and license and development agreements until such time, if ever, as we could generate substantial commercial revenues. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest would be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we were to raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our research programs or drug candidates or grant licenses on terms that may not be favorable to us or that may be at less than the full potential value of such rights. If we are unable to raise additional funds through equity or debt financings or other arrangements with third parties when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to third parties to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to the Discovery and Development of Our Drug Candidates

Should we resume development of our drug candidates, our focus on discovering and developing novel glycomimetic drugs and our approach to discovering and developing drugs may never lead to marketable drugs.

A key element of our prior development strategy was to use and expand our platform to build a pipeline of novel glycomimetic drug candidates and progress these drug candidates through clinical development for the treatment of a variety of diseases. The discovery of therapeutic drugs based on molecules that mimic the structure of carbohydrates is an emerging field, and the scientific discoveries that form the basis for our past efforts to discover and develop drug candidates are relatively new. The scientific evidence to support the feasibility of developing drug candidates based on these discoveries is both preliminary and limited. Although our research and development efforts resulted in a pipeline of glycomimetic drug candidates, we were unable to successfully progress those drug candidates through clinical trials. If we were to resume our development activities, the drug candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize drug candidates based upon our glycomimetics platform, we will not be able to obtain product revenue in future periods.

If we were to resume development activities, we would need to conduct additional clinical trials. All of our other drug candidates other than uproleselan were in earlier stages of clinical trials or in preclinical development.

Uproleselan is our only drug candidate that was recently in a Phase 2 or Phase 3 clinical trial. In the second quarter of 2024, we announced results of our pivotal Phase 3 clinical trial of uproleselan in R/R AML. The study of uproleselan combined with chemotherapy did not meet its primary endpoint of overall survival in the intent to treat population. Following the announcement of the data from the Phase 3 trial, we requested and held a meeting with the FDA to discuss whether any of the results summarized above could serve as a basis for a submission for regulatory approval. Based on the feedback received, we concluded that any potential regulatory path for uproleselan in this patient population would require an additional clinical trial, the conduct of which would require capital resources beyond those available to us.

Our other drug candidates were in earlier stages of clinical trials or in preclinical development. We have not completed the development of any drug candidates, we currently generate no revenue from the sale of any drugs, and even if we were to resume our development activities, we may never be able to develop a marketable drug. As a company, we have no experience in submitting and obtaining FDA approval for an NDA. We previously invested substantially all of our efforts and financial resources in the development of our glycomimetics platform, the identification of potential drug candidates using that platform and the development of our drug candidates. If we were to resume development, our ability to generate revenue from our other drug candidates, would depend heavily on their successful development and eventual commercialization. The success of those drug candidates would depend on several factors, including:

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

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. Should we resume development of our drug candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

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

If we were to resume development activities, we or our current or future collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our or their ability to receive marketing approval or commercialize our drug candidates, including:

●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
●	clinical trials of our drug candidates may produce negative or inconclusive results, including failure to demonstrate statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs as we have done with respect to uproleselan following the Phase 3 pivotal clinical trial;
●	the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our drug candidates may be greater than we anticipate;
●	the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate; and
●	our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

Our drug development costs would also increase if we experience delays in testing or marketing approvals. Preclinical studies or clinical trials may not begin as planned, could need to be restructured or may not be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring drugs to market before we do, and thereby impair our ability to successfully commercialize our drug candidates.

Should we resume development of our drug candidates, serious adverse or unacceptable side effects could be identified, in which case we would need to abandon or limit their development.

If we were to resume the development of our drug candidates and those candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many drug candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented their further development.

If we were to resume development of our drug candidates, we may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Even if we resume our drug development activities, we would have limited financial and management resources and as a result would need to focus on a limited number of research programs and drug candidates. As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions could cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on research and development programs and drug candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

Risks Related to Our Dependence on Third Parties

Should we resume development activities, our success would depend in part on collaborations. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.

Even before our decision to cease development activities, we had limited capabilities for drug development and do not have any capabilities for sales, marketing or distribution. If we were to resume drug development, we expect that we would need to engage collaborators to support our operations. We cannot assure you that collaborators will develop our drug candidates in a timely manner, or at all, or, if regulatory approval for a drug candidate is achieved, that such collaborator will successfully commercialize the candidate.

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

Should we resume development of our drug candidates, we would expect to rely on third parties to conduct additional clinical trials for our drug candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We previously engaged a third-party contract research organization, or CRO, to conduct our clinical trials for uproleselan. If we were to resume clinical development, we would expect to engage CROs with respect to any further clinical trials of uproleselan or any of our other drug candidates that may progress to clinical development. We would also expect to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. Agreements with such third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our drug development activities.

Our reliance on these third parties for research and development activities would reduce our control over these activities, but would not relieve us of our responsibilities. For example, we would remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and significant civil and criminal sanctions.

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

We also expect to rely on other third parties to store and distribute drug supplies for any further clinical trials that we were to conduct. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential revenue.

We previously contracted with third parties for the manufacturing of our drug candidates for preclinical and clinical testing, and if we were to resume development activities and pursue commercialization, we would expect to continue to do so. This reliance on third parties increases the risk that we would not have sufficient quantities of our drug candidates or drugs, or such quantities at an acceptable cost, which could delay, prevent or impair our potential development or commercialization efforts.

We do not have any manufacturing facilities or personnel. We have in the past relied on third parties for the manufacturing of our drug candidates for preclinical and clinical testing, as well as for potential commercial manufacture. If we were to resume our drug development activities, we would need to re-engage those third parties. Our reliance on third parties would increase the risk that we will not have sufficient quantities of our drug candidates or drugs, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our ability to timely conduct clinical trials or our other potential development or commercialization efforts.

We would also expect to rely on third-party manufacturers or third-party collaborators for the manufacturing of commercial supply of any other drug candidates for which we or our collaborators obtain marketing approval. For example, in January 2024 we entered into an agreement with Patheon Manufacturing Services LLC, or Patheon, for manufacture and supply of uproleselan for commercial sale. Pursuant to the agreement, Patheon was to manufacture commercial quantities of injectable uproleselan from active pharmaceutical ingredient we were to supply.

If we were to resume our development activities, we may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

In addition, in the event that any of our third-party manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on commercially reasonable terms, if at all. If our contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may incur added costs and delays in identifying and qualifying any such replacement. Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop our drug candidates in a timely manner or within budget.

Our dependence upon others for the manufacturing of our drug candidates or drugs may adversely affect our ability to commercialize any drugs that receive marketing approval on a timely and competitive basis.

Risks Related to the Potential Commercialization of Drug Candidates

Should we resume development of drug candidates, if any of those drug candidates were to receive marketing approval, it may still fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

We do not intend to continue development of uproleselan or any of our other product candidates. However, should we decide to resume development activities and any of our drug candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant revenue from drug sales and we may not become profitable. The degree of market acceptance of our drug candidates, even if approved for commercial sale, would depend on a number of factors, including:

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

Should we resume development of our drug candidates, we would need to establish sales, marketing and distribution capabilities for our drug candidates and may not be successful in commercializing those drug candidates if approved.

Even prior to our decision to cease drug development and commercialization activities, we did not have a sales or marketing infrastructure and had no experience in the sale, marketing or distribution of pharmaceutical drugs. If we were to resume development, we would need to establish a sales and marketing organization to market or co-promote any drugs that achieve marketing approval. There are risks involved with establishing sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Other factors that could inhibit our efforts to commercialize drugs on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to physicians or our failure to educate adequate numbers of physicians on the benefits of any future drugs;
●	the lack of complementary drugs to be offered by sales personnel, which could put us at a competitive disadvantage relative to companies with more products; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we are unable to establish our own sales, marketing and distribution capabilities and therefore enter into arrangements with third parties to perform these services, our revenue and our profitability, if any, would likely be lower than if we were to sell, market and distribute any drugs that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our drug candidates or may be unable to do so on terms that are favorable to us. We likely would have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drugs effectively. Even if we were to resume drug development, in the event that we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we would not be successful in commercializing our drug candidates.

Even if we were to resume drug development, we would face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.

The development and commercialization of new drugs is highly competitive. We have faced competition with respect to our drug candidates, and should we resume drug development we would face competition with respect to any drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Should any competitors’ drug candidates receive regulatory or marketing approval prior to ours, they may establish a strong market position and diminish the need for our drug candidates.

The key competitive factors affecting the success of all of our drug candidates, if approved, are likely to be their safety, efficacy, convenience, price, the level of generic competition and the availability of coverage and reimbursement from government and other third-party payors. To the extent that competitive drugs or drug candidates developed by others are successful in treating our target indications, it would reduce the market opportunity for our drug candidates.

Many of the companies against which we may compete in the future, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Our and our collaborators’ ability to commercialize any of our drug candidates successfully would depend, in part, on the extent to which coverage and adequate reimbursement for these drugs and related treatments will be available from government payor programs at the federal and state levels authorities, including Medicare and Medicaid, private health insurers, managed care plans and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. Coverage and reimbursement may not be available for any drug that we or our collaborators commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, any drug candidate for which we or our collaborators obtain marketing approval. Obtaining and maintaining adequate reimbursement for our drugs may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we or our collaborators may not be able to successfully commercialize any drug candidates for which marketing approval is obtained.

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

We have carried clinical trial insurance coverage in an amount that we believe was sufficient in relation to our clinical trials that were conducted in the United States and in foreign countries where we had sites. The use of our drug candidates in clinical trials may result in liability claims for which our insurance would not be adequate to cover all liabilities that we may incur. In addition, if we were to resume drug development activities, we may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our drug candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Intellectual Property

Should we resume drug development activities but are unable to obtain and maintain patent protection for our drug candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates may be impaired.

If we elect to resume our drug development activities, our success would depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our drug candidates. We have in the past sought to protect our proprietary position by filing patent applications in the United States and abroad related to our drug candidates and would need to maintain our intellectual property rights should we decide to further pursue the development of any of those drug candidates.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our patent applications may not result in patents being issued that protect our drug candidates, in whole or in part, or which effectively prevent others from commercializing competitive drug candidates. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business if we were to continue the development of our drug candidates. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

A third party may hold intellectual property, including patent, rights that are important or necessary to the development of our drug candidates should we elect to resume such activities. It may be necessary for us to use patented or proprietary technology of third parties to commercialize our drug candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

If we were to resume drug development, our commercial success would depend upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our drug candidates without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our drug candidates, including interference or derivation proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.

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

Many of our current and former employees were previously employed at universities or other biotechnology or pharmaceutical companies. Although we have tried to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for potential development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for our drug candidates, we have also relied on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our historical competitive position. For example, our platform was based on trade secrets that consist largely of expertise in carbohydrate chemistry and knowledge of carbohydrate biology. We do not believe that we can obtain patent protection for our platform. Thus, our competitors may use our methods, or acquire similar expertise, in order to develop glycomimetic drug candidates and progress these drug candidates through clinical development and commercialization, which could impair our ability to successfully commercialize our drug candidates.

We have sought to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We have also entered into confidentiality and invention or patent assignment agreements with our current and former employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Regulatory Approval of Our Drug Candidates and Other Legal Compliance Matters

Should we resume development of our drug candidates but we or our collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they would not be able to commercialize our drug candidates and our ability to generate revenue would be materially impaired.

In the event that we resume development of our drug candidates, the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, would be subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a drug candidate would prevent us or our collaborators from commercializing the drug candidate. We have not received approval to market any of our drug candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and would expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, applicable regulatory authorities. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our ability to obtain marketing approval or prevent or limit commercial use. If any of our drug candidates receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit sales of the drug.

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

If we resume development activities but experience delays in obtaining approval or if we fail to obtain approval of our drug candidates, the commercial prospects for our drug candidates may be harmed and our ability to generate revenue will be materially impaired.

Even though we previously obtained Orphan Drug designation for several of our drug candidates, we may not be able to obtain orphan drug marketing exclusivity for these or any of our other drug candidates should we resume their development.

Regulatory authorities in some jurisdictions, including the United States and the European Union, or EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We previously obtained Orphan Drug designation from the FDA for some of our drug candidates. However, in order to obtain marketing exclusivity in a particular jurisdiction, we must receive the first marketing approval of the drug for its intended indication. In addition, the orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

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

Even though we have obtained orphan drug exclusivity for a drug candidate, that exclusivity may not effectively protect the candidate from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve another drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

Even if we were to resume the development of uproleselan, the FDA fast track designation and additional breakthrough therapy designation for uproleselan may not actually lead to a faster development or regulatory review or approval process.

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

Although we previously obtained a fast track designation from the FDA for uproleselan to treat AML and breakthrough therapy designation for uproleselan to treat AML, even if we were to continue to advance uproleselan toward potential regulatory approval, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Our fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development programs. Our fast track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures or obtain regulatory approval.

Failure to obtain marketing approval in international jurisdictions would prevent our drug candidates from being marketed abroad.

In order to market and sell our drugs in the EU and any other jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the drug be approved for reimbursement before it can be approved for sale in that country. If we resume development activities, we or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, failure to obtain approval in one jurisdiction may impact our ability to obtain approval elsewhere. We or our collaborators may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our drugs in any market.

Should we resume drug development activities, a variety of risks associated with developing and marketing our drug candidates internationally could hurt our business.

If we were to continue the development of our drug candidates, we or our collaborators may seek regulatory approval for our other drug candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

Our business and relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to significant penalties, including criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

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

Even if we were to resume drug development activities, recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of enacted and proposed legislative and regulatory changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug candidates for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts, which include major legislative initiatives to reduce the cost of care through changes in the healthcare system, including limits on the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, improve quality of care, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There have been amendments and judicial and Congressional challenges to certain aspects of PPACA. For example, in 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and additional reform measures of the second Trump administration will impact the PPACA. Additional legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could influence the purchase of medicines and reduce reimbursement and/or coverage of our product candidates, if approved. Current and future healthcare reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least seven years and covered under Medicare, known as the Medicare Drug Price Negotiation Program, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. In August 2024,

HHS announced the agreed-upon prices of the first 10 drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional drugs covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.

Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any, from the potential commercialization of drug candidates.

In some countries, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially, to the extent that we seek to commercialize drugs.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our prior operations involved the use of hazardous and flammable materials, including chemicals and biological materials. Our prior operations also produced hazardous waste products. We have generally contracted with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although we have historically maintained workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, to the extent we resume significant drug development activities, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

In the ordinary course of our business, we and the third parties upon which we have relied collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets. We have also relied upon third parties, such as service providers, for our data processing–related activities and have shared or received sensitive data with or from third parties. To the extent we resume our drug development activities, we will be increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities.

During times of war and other major conflicts, we and the third parties upon which we may rely could be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to operate clinical trials and develop our drug candidates. We and the third parties upon which we may rely could also be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence (AI), telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

If we resume our drug development activities, we expect that we would need to rely on third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We would also rely on CROs and CMOs. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties we may rely upon experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties we rely upon fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our potential supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that would support us and our services.

Remote work has also increased risks to our information technology systems and data, as our current and former employees have utilized network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

While we previously implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have taken steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we have relied). We may not, however, have detected and remediated all such vulnerabilities on a timely basis. We may experience further delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident. A security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident could disrupt our ability (and that of third parties upon whom we rely) to conduct our business. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents, including affected individuals, customers, regulators, and investors. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); interruptions in our operations, including disruption of our development programs, if any; additional reporting requirements and/or oversight; interruptions or restrictions on processing sensitive data (which could result in delays in obtaining, or our inability to obtain, regulatory approvals and significantly increase our costs to recover or reproduce the data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of ours could be leaked, disclosed, or revealed as a result of or in connection with use of generative AI technologies by our employees, personnel or vendors.

We and the third parties with whom we have worked are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue and profits; and other adverse business impacts.

  In the ordinary course of our business, we have processed personal data and other sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, clinical trial participant data, and other sensitive third-party data. The data processing activities related to our work subject us and the third parties with whom we have worked to numerous data privacy and security obligations, such as federal, state, local and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations governing the processing and security of personal data. These obligations may change, are subject to differing interpretations and may be inconsistent among jurisdictions or conflict. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business; affect our (or the third parties upon which we rely) ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal data; necessitate the acceptance of more onerous obligations in our contracts; result in liability; or impose additional costs on us. These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

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

We may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions have adopted or may adopt similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some EEA regulators have prevented companies from transferring personal data out of the EEA for allegedly violating the GDPR’s cross-border data transfer limitations.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health data. See the risk factor captioned “Our business and relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to significant penalties, including criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.”

Numerous U.S. states have also enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or CPRA, collectively CCPA, applies to personal data of consumers, business representatives, and employees who are California residents. These obligations include, but are not limited to, providing specific disclosures in privacy notices and honoring requests of such individuals certain rights related to their personal data. The CCPA provide for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. While the CCPA and other comprehensive state privacy laws contain limited exceptions for clinical trial data, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, clinical trial participants or research subjects about whom we or our vendors obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. We have published privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

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

In addition, our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and cash invested in U.S. Government money market funds. At any point in time, the funds in our operating accounts may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail. We can provide no assurances that access to our operating cash or invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

If we fail to comply or regain compliance with Nasdaq’s continued listing standards prior to the consummation of the Merger, our common stock may be delisted and the price of our common stock, our ability to access the capital markets and our financial condition could be negatively impacted.

Our common stock was previously listed on the Nasdaq Global Market, and we were required to meet certain listing requirements, including with respect to minimum closing bid prices, market value of publicly held shares, stockholders’ equity and market value of listed securities.

In June 2024, we received notice from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, that we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Market. Pursuant to Nasdaq listing rules, we were provided an initial compliance period until December 18, 2024 to regain compliance. In order to qualify for additional time to regain compliance, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market, which became effective as of December 20, 2024. In connection with that transfer, on December 19, 2024, we received notice from Nasdaq that we had been granted an additional 180 calendar days, or until June 16, 2025, to regain compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2).

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

Separately, Nasdaq listing rules requires companies listed on the Nasdaq Capital Market to maintain a stockholders’ equity of at least $2.5 million. As of December 31, 2024, we had stockholders’ equity of $5.3 million. As a result of our expected decrease in stockholders’ equity prior to the Merger due to continued net losses, there can be no assurance that we will be able to maintain the minimum required stockholders’ equity under the Nasdaq continued listing standards.

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

Although our common stock is listed on The Nasdaq Capital Market, we cannot assure you that an active trading market for our shares will be sustained. If an active market for our common stock is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell the shares at all.

The trading price of our common stock has been and is likely to continue to be volatile.

Our stock price from time to time has been volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	expectations regarding the consummation of the Merger with Crescent;
●	announcements relating to development, regulatory approvals or commercialization of our drug candidates;
●	actual or anticipated variations in our operating results;
●	changes in financial estimates by us or by any securities analysts who might cover our stock;
●	conditions or trends in our industry;
●	changes in laws or other regulatory actions affecting us or our industry, such as drug pricing and reimbursement;
●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	capital commitments;
●	investors’ general perception of our company and our business;
●	disputes concerning our intellectual property or other proprietary rights;

●	recruitment or departure of key personnel; and
●	sales of our common stock, including sales by our directors and officers or specific stockholders.

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

Our certificate of incorporation authorizes us to issue up to 150,000,000 shares of common stock and up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plan, our employee stock purchase plan or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

If a substantial number of our total outstanding shares are sold into the market, or if the market perceives that such sales may occur, it could cause the market price of our common stock to drop significantly.

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

Provisions in our certificate of incorporation and bylaws that could make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by some or all of our stockholders. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of The Nasdaq Capital Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting and perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

We may discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

We do not anticipate paying any cash dividends on our common stock, and our stock may not appreciate in value.

We have never declared or paid cash dividends on our common stock. We intend to retain all available funds to continue our operations through the Merger and do not anticipate declaring or paying any cash dividends on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock, if any. There is no guarantee that shares of our common stock will appreciate in value or that the price at which our stockholders have purchased their shares will be able to be maintained.

Our ability to use net operating loss carryforwards may be subject to limitations.

As of December 31, 2024, we had federal and state net operating loss carryforwards of $351.8 million, research and development tax credit carryforwards of $10.9 million and $44.1 million of orphan drug tax credit carryforwards. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2025, the research and development tax credits in 2025 and the orphan drug tax credit in 2033. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

Under federal income tax laws, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The Merger with Crescent, if consummated, could result in an ownership change that would limit the ability of the combined company to use our net operating loss carryforwards.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Risk management and strategy

We operate in the biopharmaceutical sector, which is a highly regulated sector subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; disruption of our clinical trials, manufacturing or supply chain; violation of privacy laws and other litigation and legal risk; and reputational risk. Prior to our decision to streamline our operations, we implemented and still maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including clinical trial data, intellectual property, confidential information that is proprietary, strategic, financial or competitive in nature, and personal data (“Information Systems and Data”).

With the assistance of outside consultants, our Information Technology personnel help identify, assess and manage cybersecurity threats and risks that could affect our business and Information Systems and Data, and support our efforts to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment. We use various methods and tools to identify, assess and manage our cybersecurity threats and risks, including, for example, automated tools, industry reports about cybersecurity risks and threats to our industry, third party threat assessments, and penetration testing. In addition, we utilize encryption for certain data at rest and maintain certain network security controls, such as firewalls and virtual private networks.  We also conduct monitoring for certain systems and access controls in place for certain environments and systems, as well as asset management, tracking and disposal associated with onboarding and offboarding of personnel.

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

We rely on third-party service providers to perform a variety of functions throughout our business, such as contract manufacturing organizations, contract research organizations, suppliers and consultants.  We also rely on third parties who operate a cloud-based infrastructure for our information technology systems. We have in the past conducted quality audits of certain regulated vendors, which typically include an assessment of such vendor’s information technology systems, and we may also impose appropriate contractual obligations on certain vendors pertaining to information security.  Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our efforts may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

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

Our Audit Committee and other members of our executive management, as appropriate, receive periodic reports from our Chief Financial Officer concerning significant cybersecurity threats and risk and the processes we have implemented to address them.  The Audit Committee also receives various periodic presentations related to cybersecurity threats, risk and mitigation.

ITEM 2.	PROPERTIES

Our principal offices occupied approximately 30,000 square feet of leased office space in Rockville, Maryland, pursuant to a lease agreement that expired on January 31, 2025. In anticipation of the consummation of the Merger, we no longer maintain a physical office or laboratory space, and all remaining employees work remotely.

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

Market Information for Common Stock

Our common stock is listed on The Nasdaq Capital Market under the symbol “GLYC.”

Dividend Policy

We have never declared or paid any dividends on our common stock. We do not anticipate paying cash dividends in the foreseeable future.

Stockholders

As of February 7, 2025, we had 64,513,862 shares of common stock outstanding held by approximately 20 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview and Recent Developments

We are a biotechnology company that was previously developing a pipeline of proprietary glycomimetics, which are small molecules that mimic the structure of carbohydrates involved in important biological processes, to inhibit disease-related functions of carbohydrates such as the roles they play in cancers and inflammation. Our previous lead glycomimetic drug candidate, uproleselan, is a specific E-selectin antagonist that we were developing to be used in combination with chemotherapy to treat patients with acute myeloid leukemia, or AML, a life-threatening hematologic cancer, and potentially other hematologic cancers. We conducted a randomized, double-blind, placebo-controlled Phase 3 pivotal clinical trial to evaluate uproleselan in individuals with relapsed/refractory (R/R) AML. In May 2024, we reported topline results from the Phase 3 trial, in which uproleselan combined with chemotherapy did not achieve a statistically significant improvement in overall survival in the intent to treat (ITT) population versus chemotherapy alone. In June 2024, we announced comprehensive results of the Phase 3 trial.

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

In July 2024, following the announcement of the data from our Phase 3 pivotal trial and our discussions with the FDA, we announced that we would initiate a review of strategic alternatives focused on maximizing stockholder value, which could include, but are not limited to, a merger, sale, divestiture of assets, licensing, or other strategic transaction. We also reduced our workforce by approximately 80% in the third quarter of 2024 in order to conserve our cash resources as part of a streamlined operating plan while we undertook our strategic review.

We also previously entered into a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, part of the National Institutes of Health, to conduct a Phase 2/3 randomized, controlled clinical trial testing the addition of uproleselan to a standard chemotherapy regimen. On October 29, 2024 we announced data from the Phase 2 portion of the trial showing no statistically significant improvement in event-free survival (EFS) for patients receiving uproleselan in combination with chemotherapy versus chemotherapy alone.

Following these outcomes of our clinical trials and regulatory discussions we do not currently intend to continue development of uproleselan or any of our other drug candidates. We currently do not have any ongoing clinical trials.

The Merger Agreement

Following the strate

gic review described above, on October 28, 2024 we entered into the Merger Agreement with Crescent, a privately held biotechnology company advancing a pipeline of oncology therapeutics designed to treat solid tumors, pursuant to which Crescent will become a wholly owned subsidiary of us and we will operate under the name Crescent Biopharma, Inc. following the Merger. We anticipate that the Merger will close in the late second quarter of 2025, subject to certain closing conditions, along with the concurrent Private Placement. For additional information about the Merger and the concurrent Private Placement, see Note 1 to the financial statements included in this report. Following the Merger, the current business of Crescent will become the primary business of our company.

Based on our current operating plan, we expect that our current cash and cash equivalents will fund our operations until the closing of the contemplated Merger, which is subject to approval by our stockholders and the stockholders of Crescent and other customary closing conditions; however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. If the contemplated Merger and Private Placement does not close by the second quarter of 2025, the Company may seek other strategic alternatives or liquidate.

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

Stock-Based Compensation

We have issued stock-based compensation awards to our employees and non-employee directors, including stock options. We measure stock-based compensation expense related to these awards based on the fair value of the award, utilizing the Black-Scholes-Merton option pricing model, on the date of grant and recognize stock-based compensation expense on a straight-line basis over the requisite service period of the awards, which generally equals the vesting period. We account for forfeitures as they occur. We previously granted stock options with exercise prices equal to the estimated fair value of our common stock on the date of grant. The Black-Scholes-Merton option pricing model requires the input of various assumptions that require management to apply judgment and make assumptions and estimates, including:

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

Expected Volatility— Volatility is a measure of the amount by which a financial variable such as share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We based the expected volatility on the historical volatility of our publicly traded common stock.

Expected Dividend Yield—We have assumed no dividend yield because we do not expect to pay dividends in the future, which is consistent with our history of not paying dividends.

Components of Operating Results

Revenue

We have not generated any revenue from the sale of our drug candidates and do not expect to generate any revenue from the sale of drugs in the near future. Substantially all of our historical revenue consisted of upfront and milestone payments under license and collaboration agreements. We do not expect to recognize revenue in the future under any current license or collaboration agreement.

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

Interest Income

Other income consists of interest income earned on our cash and cash equivalents.

Results of Operations

The following table sets forth our results of operations:

	Year Ended December 31,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Revenue	$—	$10	$(10)	(100)%
Costs and expenses:
Research and development expense	14,260	20,072	(5,812)	(29)%
General and administrative expense	18,249	19,213	(964)	(5)%
Restructuring and asset impairment charges	7,530	—	7,530	100%
Total costs and expenses	40,039	39,285	754	2%
Loss from operations	(40,039)	(39,275)	(764)	(2)%

Other income
Gain on sale of asset	1,225	—	1,225	100%
Interest income	935	2,376	(1,441)	(61)%
Total other income	2,160	2,376	(216)	(9)%
Net loss and comprehensive loss	$(37,879)	$(36,899)	$(980)	(3)%

Revenue

During the years ended December 31, 2024 and 2023, we recognized $0 and $10,000, respectively, in revenue from our license agreements with Apollomics.

Research and Development Expense

The following table summarizes our research and development expense by functional area:

	Year Ended December 31,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Clinical development	$3,090	$6,533	$(3,443)	(53)%
Manufacturing and formulation	4,145	1,702	2,443	144%
Contract research services, consulting and other costs	1,184	1,792	(608)	(34)%
Laboratory costs	780	1,548	(768)	(50)%
Personnel-related	3,789	7,587	(3,798)	(50)%
Stock-based compensation	1,272	910	362	40%
Research and development expense	$14,260	$20,072	$(5,812)	(29)%

The following table summarizes our research and development expense by drug candidate:

	Year Ended December 31,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Uproleselan	$7,471	$7,587	$(116)	(2)%
GMI-1687	313	1,742	(1,429)	(82)%
Other research and development	1,416	2,246	(830)	(37)%
Personnel-related and stock-based compensation	5,060	8,497	(3,437)	(40)%
Research and development expense	$14,260	$20,072	$(5,812)	(29)%

Our research and development expense for the year ended December 31, 2024 decreased by $5.8 million compared to 2023 primarily due to our winding down of operations beginning in June 2024 following the results from our clinical trials. During 2023, we accrued amounts for the expected payments of year-end bonuses to employees; as no bonuses are payable for the year ended December 31, 2024, we did not recorded any further accruals.

General and Administrative Expense

The following table sets forth the components of our general and administrative expense:

	Year Ended December 31,		Increase/(Decrease)
(dollars in thousands)	2024	2023
Personnel-related	$5,434	$6,927	$(1,493)	(22)%
Stock-based compensation	3,426	2,614	812	31%
Legal, consulting and other professional expenses	8,546	8,526	20	0%
Other	843	1,146	(303)	(26)%
General and administrative expense	$18,249	$19,213	$(964)	(5)%

General and administrative expenses decreased by $1.0 million for the year ended December 31, 2024 as compared 2023. This decrease was primarily due to lower personnel-related expenses, including no bonus accruals for 2024. These decreases were offset by higher stock-based compensation expenses incurred 2024 as compared to 2023 due to stock options granted in 2024.

Gain on Sale of Asset

During the year ended December 31, 2024, we sold the rights to one of our prior drug candidates, rivipansel, for cash proceeds of $1.2 million. As we had previously written down this asset to zero value in prior year, we recorded a $1.2 million gain on sale of asset during the year ended December 31, 2024.

Restructuring and Asset Impairment Charges

During the year ended December 31, 2024 we undertook a reduction of our headcount and incurred $7.0 million of severance and related expenses. We also recorded $0.5 million of charges related to the restructuring.

Interest Income

During the year ended December 31, 2024, interest income decreased by $1.4 million due to lower invested cash and cash equivalent balances as compared to the same period in 2023.

Liquidity and Capital Resources

Sources of Liquidity

We historically financed our operations primarily through public offerings and private placements of our capital stock, including at-the-market equity sales agreements and upfront and milestone payments from our license and collaboration agreements. As of December 31, 2024, we had $10.7 million in cash and cash equivalents. Based on our current operating plan, we expect that our current cash and cash equivalents will fund our operations until the closing of the Merger, which is subject to approval by our stockholders and the stockholders of Crescent and other customary closing conditions; however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. If we are unable to close the Merger or raise additional capital, we will need to eliminate some or all of our operations or liquidate our company. The Private Placement is subject to the satisfaction or waiver of the closing conditions of the Merger and would close immediately following the closing of the Merger.

In March 2022, we filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. In April 2022, we entered into an at-the-market sales agreement, or the Sales Agreement, with Cowen and Company. Under the Sales Agreement, we may sell up to $100.0 million in shares of our common stock. During the years ended December 31, 2023 and 2022, we sold shares of common stock under the Sales Agreement, for aggregate net proceeds of $28.7 million and $4.2 million, respectively, after deducting commissions and offering expenses. There were no shares sold in the year ended December 31, 2024. As of December 31, 2024, $66.0 million remained available to be sold under the Sales Agreement, although we have no current plans to sell additional shares under the Sales Agreement prior to the closing of the Merger, and the shelf registration will expire in April 2025.

We entered into a collaboration and license agreement with Apollomics in 2020 and are potentially eligible to earn milestone payments and royalties under that agreement. However, our ability to earn milestone payments and potential royalty payments and their timing will be dependent upon the outcome of Apollomics’ activities and is therefore uncertain.

Funding Requirements

Our primary uses of capital were historically compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses and general overhead costs. Now that we have suspended all of our research and development activities in anticipation of the Merger with Crescent, our operations will be limited and we expect that our expenses will decrease significantly.

As of December 31, 2024, our only contractual obligation consisted of the remaining rent obligation of $67,000 for office space that expired at the end of January 2025. Due to the outcome of our Phase 3 clinical trial, we do not anticipate any funding requirements to arise under our collaboration and license agreement with Apollomics’ or other manufacturing agreements.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern within one year after the date that the financial statements are issued. During 2024, we incurred a net loss of $37.9 million and had net cash flows used in operating activities of $31.1 million. At December 31, 2024, we had $10.7 million in cash and cash equivalents and had no committed source of additional funding other than the expected Private Placement. Management believes that given our current cash position and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about its ability to continue as a going concern after the date that is one year from the date that these financial statements are issued without the closing of the contemplated Merger and Private Placement.

If the contemplated Merger and Private Placement does not close by the second quarter of 2025, the Company may seek other strategic alternatives or liquidate.

Cash Flows

The following table summarizes our cash flows:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(31,098)	$(34,880)
Investing activities	20	(21)
Financing activities	5	28,823
Net change in cash and cash equivalents	$(31,073)	$(6,078)

Operating Activities

Net cash used in operating activities was $31.1 million during the year ended December 31, 2024 compared to $34.9 million during the year ended December 31, 2023. The decrease is due to our winding down of operations beginning in June 2024 following the results from our clinical trials, offset in part by increased costs for our corporate restructuring.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024 was from proceeds from the sale of laboratory equipment net of purchases of computer, office and laboratory equipment. Net cash used in investing activities for the year ended December 31, 2023 was from the purchases of computer, office and laboratory equipment.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2024 consisted of proceeds received from stock option exercises. Net cash provided by financing activities during the year ended December 31, 2023 primarily consisted of the net proceeds received from sales of our common stock under the Sales Agreement of $28.7 million.

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

None.

ITEM  9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the original framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, none of our officers or directors, as defined in Rule 16a-1(f), adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The Following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position(s)
Executive Officers
Harout Semerjian	54	President and Chief Executive Officer
Brian Hahn	50	Chief Financial Officer and Senior Vice President
Edwin Rock, M.D.	64	Chief Medical Officer and Senior Vice President

Non-Employee Directors
Timothy Pearson (1)(2)	57	Chairman of the Board
Mark Goldberg, M.D. (2)(3)	70	Director
Patricia Andrews (1)	67	Director
Scott Koenig, M.D., Ph.D. (3)	72	Director
Scott Jackson (2)	59	Director
Rachel King	65	Director
Daniel Junius (1)(3)	72	Director

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Nominating and Corporate Governance Committee

Executive Officers

Harout Semerjian

Mr. Semerjian has served as our President and Chief Executive Officer and as a member of our Board since August 2021. Prior to joining our company, he was an independent advisor to private equity firms focused on investments in healthcare companies. He previously served as president and chief executive officer of Immunomedics, Inc., a pharmaceutical company, during April and May of 2020. From March 2018 to April 2020, he served as an executive vice president and chief commercial officer at Ipsen Pharma, where he was accountable for that company’s worldwide commercialization and portfolio strategy across oncology, neurosciences and rare diseases. From February 2017 to February 2018, he served as president and head of Ipsen’s Specialty Care International Region & Global Franchises.  Mr. Semerjian previously spent 16 years at Novartis Oncology, where he held various worldwide strategic and operational positions, culminating in his last role as a senior vice president and global head for Ribociclib, accountable for worldwide launch preparations. During his tenure at Novartis, Mr. Semerjian worked on numerous launches and commercial activities for various therapies, including Gleevec, Tasigna, Exjade/Jadenu, Promacta, Zometa, and Femara. He has also served as a member of the board of directors of the Biotechnology Innovation Organization (BIO) since October 2023. Mr. Semerjian holds an M.B.A. from Cornell University, an M.B.A. from Queen’s University, Canada, and a B.S. in Biology from the Lebanese American University in Lebanon. The Board believes that Mr. Semerjian’s long-time experience as an executive officer in the pharmaceutical industry and his significant background in commercialization activities provide a valuable contribution to our Board, in addition to his role as our Chief Executive Officer.

Brian Hahn

Mr. Hahn has served as our Chief Financial Officer and Senior Vice President since January 2019, our Chief Financial Officer from 2012 until January 2019, and our Director of Finance and Administration from 2010 to 2012. From 2009 to 2010 he served in the position of Assistant Controller for OpGen, Inc., a biotechnology company, and from 2002 to 2009, Mr. Hahn served in the position of Executive Director of Finance at MiddleBrook Pharmaceuticals, Inc. (formerly Advancis Pharmaceutical), a specialty pharmaceutical company. From 1998 to 2001, he was a senior accountant with

Bering Truck Corporation. Mr. Hahn currently serves as Co-Chair of the Biotechnology Industry Organization (BIO)’s Finance and Tax Committee. In 2015, Mr. Hahn testified on behalf of BIO before the House Subcommittee on Capital Markets and Government Sponsored Enterprises in support of the Fostering Innovation Act. Mr. Hahn received a B.B.A. from Shenandoah University and an M.B.A. from the University of Maryland.

Edwin Rock, M.D.

Dr. Rock has served as our Chief Medical Officer and Senior Vice President since September 2022. Prior to joining our company, Dr. Rock was the Chief Medical Officer at Partner Therapeutics from September 2020 to September 2022. Previously, he served as the Vice President of Clinical Development at MacroGenics, Inc. from 2017 to September 2020, where he led that company’s program culminating in FDA approval of its product Margenza. From 2016 to 2017, he served as Executive Director, Clinical Research at Astex, a subsidiary of Otsuka Pharmaceutical Co., Ltd., having previously served from 2009 to 2016 as Otsuka’s Senior Director, Global Clinical Development. Earlier in his career he worked in clinical development for GSK and as a Medical Officer in the FDA’s Office of Oncology Drug Products. Dr. Rock holds a B.A. in Biology and Economics from Swarthmore College. He earned Ph.D. and M.D. degrees from the Stanford University School of Medicine before completing his Internal Medicine residency at Brigham and Women’s Hospital and his Medical Oncology fellowship at the University of Pennsylvania.

Non-Employee Directors

Timothy Pearson

Mr. Pearson has served as a member of our Board since 2014 and as our Chairperson since 2019. Mr. Pearson has served as the chief executive officer of Carrick Therapeutics, a privately held oncology company, since July 2019. He previously served as executive vice president and the chief financial officer of TESARO, Inc., an oncology-focused biopharmaceutical company, from 2014 until its acquisition by GlaxoSmithKline in February 2019. Mr. Pearson was also executive vice president and chief financial officer of Catalyst Health Solutions, a publicly held pharmacy benefit management company, from 2011 until its acquisition by SXC Health Solutions in 2012. Prior to joining Catalyst, Mr. Pearson served as the chief financial officer and executive vice president of MedImmune, Inc. Mr. Pearson also currently serves on the board of Korro Bio, a public company. He previously served on the board of directors of Ra Pharmaceuticals, Inc., until it was acquired by UCB in 2020. Mr. Pearson is a Certified Public Accountant and holds dual B.S. degrees in Business Administration from the University of Delaware and in Accounting from the University of Maryland, University College, as well as an M.S. in Finance from Loyola College. As a result of Mr. Pearson’s educational background and professional experiences, the Board believes Mr. Pearson possesses particularly impactful knowledge and experience in accounting and finance; corporate strategy, leadership of complex organizations and human capital management, all of which strengthen the Board’s collective qualifications, skills and experience.

Mark Goldberg, M.D.

Dr. Goldberg has served as a member of our Board since 2014. Dr. Goldberg served in a number of capacities of increasing responsibility at Synageva BioPharma Corp., a biopharmaceutical company, between 2011 and 2015, including as Executive Vice President, Medical and Regulatory Strategy. Prior to joining Synageva he served in various management capacities of increasing responsibility at Genzyme Corporation, a biopharmaceutical company, from 1996 to 2011, most recently as Senior Vice President, Clinical Development and Global Therapeutic Head, Oncology and Personalized Genetic Health, and as Chairman of Genzyme’s Early Product Development Board. Prior to working at Genzyme, he was a full-time staff physician at Brigham and Women’s Hospital and the Dana-Farber Cancer Institute. He still holds an appointment at Brigham and Women’s Hospital. Dr. Goldberg has also been on the faculty of Harvard Medical School since 1987 and serves as a Lecturer in Medicine (part-time). He is a board-certified medical oncologist and hematologist. Dr. Goldberg serves on the boards of directors of the public biopharmaceutical companies Blueprint Medicines Corporation and Avacta Group plc. Within the last five years, he also served on the boards of directors of the public biopharmaceutical companies Audentes Therapeutics, Inc., ImmunoGen, Inc. and Idera Pharmaceuticals (now known as Aceragen, Inc.). He has also served as a member of the board of directors of the American Cancer Society since January 2019. Dr. Goldberg received his A.B. from Harvard College and his M.D. from Harvard Medical School. The Board believes that Dr. Goldberg’s prestigious medical background and significant clinical experience allow him to make particularly valuable contributions to our research and development efforts, while his public company board experience provides us with valuable strategic and operational expertise and leadership skills.

Patricia Andrews

Ms. Andrews has served as a member of our Board since 2017. Ms. Andrews has served as the chief executive officer of Sumitomo Pharma Oncology, Inc. (and its predecessor, Boston Biomedical, Inc.), an oncology drug research and development company, and as an executive officer of its parent company, Sumitomo Pharma Co. Ltd. from 2017 until her retirement in July 2023. Ms. Andrews joined Boston Biomedical in 2013. From 2008 to 2012, she served as the chief commercial officer of Incyte Corporation, a publicly held biopharmaceutical company. From 1991 to 2008, Ms. Andrews served in various roles of increasing responsibility at Pfizer Inc., culminating in her role as a vice president and the general manager of Pfizer’s U.S. Oncology business unit. Ms. Andrews serves on the board of Oncolytics Biotech, Inc. Ms. Andrews received her B.A. degree from Brown University and her M.B.A. degree from the University of Michigan. We believe Ms. Andrews’ qualifications to serve on our Board include her strong leadership and demonstrated management experience within the pharmaceutical industry, including serving as a chief executive officer and a chief commercial officer, as well as her in-depth knowledge of operations and commercial strategy.

Scott Koenig, M.D., Ph.D.

Dr. Koenig has served as a member of our Board since 2017. Dr. Koenig is the co-founder of and has been the president and chief executive officer and a director of MacroGenics, Inc., a publicly held pharmaceutical company, since 2001. Previously, Dr. Koenig served as a senior vice president at MedImmune, Inc., where he participated in the selection and maturation of their product pipeline. From 1984 to 1990, he worked in the Laboratory of Immunoregulation at the National Institute of Allergy and Infectious Diseases at the National Institutes of Health, where he investigated the immune response to retroviruses and studied the pathogenesis of AIDS. Dr. Koenig served as chairman of the board of directors of Applied Genetic Technologies Corporation, or AGTC, a publicly held pharmaceutical company, until its acquisition in November 2022. He is also a member of the board of directors of the Biotechnology Innovation Organization (BIO) and the International Biomedical Research Alliance. Dr. Koenig received his A.B. and Ph.D. from Cornell University and his M.D. from the University of Texas Health Science Center in Houston. We believe that Dr. Koenig’s deep experience in the biopharmaceutical industry, specifically in the BioHealth Capital Region of Maryland, Virginia, and Washington, DC, his service on committees and boards of local institutions and organizations, and his strategic and operational expertise and leadership skills make him highly qualified to serve as a member of our Board.

Scott Jackson

Mr. Jackson has served as a member of our Board since November 2018. Mr. Jackson served as the chief executive officer and as a member of the board of directors of Celator Pharmaceuticals, Inc. from 2008 until 2016, when the company was acquired by Jazz Pharmaceuticals plc. Mr. Jackson has more than 30 years of experience in the pharmaceutical and biotechnology industries and has held positions of increasing responsibility in sales, marketing and commercial development at Eli Lilly & Co., SmithKline Beecham, ImClone Systems Inc., Centocor Inc. (a division of Johnson & Johnson), Eximias Pharmaceutical and YM BioSciences. Mr. Jackson currently serves on the board of directors of MacroGenics, Inc., and Spero Therapeutics, Inc., and as chairperson of the board of directors of Mural Oncology, plc., all of which are publicly traded pharmaceutical companies. Mr. Jackson also serves on the board of directors of Philabundance, a non-profit organization addressing food insecurity in the Philadelphia region. He holds a B.S. in pharmacy from the Philadelphia College of Pharmacy and Science and an M.B.A. from the University of Notre Dame. We believe Mr. Jackson’s extensive experience in the pharmaceutical and biotechnology industries, including service as an executive officer and board member, as well as his management expertise and significant background in business and commercial development, sales and marketing and clinical development, make him highly qualified to serve as a member of our Board.

Rachel King

Ms. King co-founded our company and has served as a member of our Board since our inception in 2003. Ms. King served as our president and chief executive officer from our inception in 2003 until August 2021. Ms. King has served as the interim president and chief executive officer of the Biotechnology Innovation Organization (BIO) from October 2022 to March 2024 and has served on its board of directors since 2005, including as chair of the board of BIO from 2013 to 2015. Previously, Ms. King was an Executive in Residence at New Enterprise Associates (NEA), an investment firm, from 2001 to 2003. From 1999 to 2001, Ms. King served as a senior vice president of Novartis Corporation, a pharmaceutical company. Before joining Novartis, Ms. King spent 10 years with Genetic Therapy, Inc., a biotechnology company, where she served in a number of roles as part of the executive team, which included the company’s initial public offering and later acquisition by Novartis. After the acquisition by Novartis, she served as the chief executive officer of Genetic Therapy, which was then a wholly owned subsidiary of Novartis. Ms. King previously worked at Alza Corporation, a pharmaceutical and medical systems company that was later acquired by Johnson & Johnson, as well as at Bain and Company, a management consulting firm. Ms. King currently serves on the board of directors of Novavax, Inc., a publicly traded biotechnology company. Ms. King was appointed by Maryland’s governor as chair of the Maryland Life Sciences Advisory Board and served in that capacity from 2013 to 2015. She also currently serves on the board of the University of Maryland BioPark. She received a B.A. from Dartmouth College and an M.B.A. from Harvard Business School. The Board believes that Ms. King’s detailed knowledge of our company as one of our co-founders and her experience with biotechnology companies prior to founding our company, in addition to her leadership skills, allow her to take valuable contributions to the Board.

Daniel Junius

Mr. Junius has served as a member of our Board since 2016. Mr. Junius served as the president and chief executive officer of ImmunoGen, Inc., formerly a publicly held biotechnology company recently acquired by AbbVie, from 2009 until his retirement in 2016. He also served as ImmunoGen’s president and chief operating officer and acting chief financial officer from July 2008 to December 2008, as an executive vice president and the chief financial officer from 2006 to July 2008, and as a senior vice president and the chief financial officer from 2005 to 2006. Mr. Junius also served as a director of ImmunoGen from 2008 until June 2018. Before joining ImmunoGen, Mr. Junius was an executive vice president and the chief financial officer of New England Business Service, Inc., or NEBS, a business-to-business direct marketing company, from 2002 until its acquisition by Deluxe Corporation in 2004 and a senior vice president and the chief financial officer of NEBS from 1998 to 2002. Prior to NEBS, he was a vice president and the chief financial officer of Nashua Corporation, a manufacturer and marketer of specialty imaging paper and label products and services. He joined Nashua Corporation in 1984 and held financial management positions of increasing responsibility before becoming chief financial officer in 1996. Mr. Junius has served on the board of directors and as chair of the audit committee of IDEXX Laboratories, Inc., a publicly held pet healthcare company, since 2014. Mr. Junius holds a Bachelor of Arts in Political Science from Boston College and a master’s degree in management from Northwestern University’s Kellogg School of Management. The Board believes that Mr. Junius’s extensive experience, including service as chief executive officer and chief financial officer of public companies, in addition to his financial expertise and depth of knowledge of the biopharmaceutical industry, allows him to make valuable contributions to the Board and to bolster the Board’s overall skills and experience.

BOARD DIVERSITY

While we do not have a formal diversity policy in place, our Nominating and Corporate Governance Committee considers the diversity of the Board overall with respect to age, disability, gender identity or expression, ethnicity, military veteran status, national origin, race, religion, sexual orientation, and other backgrounds and experiences.  Our Nominating and Corporate Governance Committee is committed to actively seeking out and will instruct any search firm it engages to identify, individuals who will contribute to the overall diversity of the Board to be included in the pool of candidates from which nominees to the Board are selected. Our Board monitors the mix of skills and experience of its directors to help ensure it has the necessary tools to perform its oversight function effectively.  The Board fully appreciates the value of a diversity of viewpoints, background and experiences as important to the selection of directors to enhance the Board’s cognitive diversity and quality of dialogue in its discussions.

Board Diversity Matrix (as of February 7, 2025)
Total Number of Directors:	8
				Did Not
	Female	Male	Non-Binary	Disclose
Part I: Gender Identity
Directors	2	6
Part II: Demographic Background
White	2	6**

** Includes one director who identifies as Middle Eastern.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics, which is applicable to all of our directors, officers and employees, including our CEO, Chief Financial Officer and other senior financial officers. The Code of Business Conduct and Ethics provides a framework for sound ethical business decisions and sets forth our expectations on a number of topics, including conflicts of interest, compliance with laws, use of our assets and business ethics. Our Code of Business Conduct and Ethics is posted in the “Corporate Governance” section of the “Investors” tab of our website located at www.glycomimetics.com.  If we ever were to amend or waive any provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on our website set forth above rather than by filing a Current Report on Form 8-K.  In the case of a waiver for an executive officer or a director, the disclosure required under applicable Nasdaq listing standards also will be made available on our website.

Audit Committee and Audit Committee Financial Expert

All members of the Audit Committee are “independent” in accordance with Nasdaq listing standards and SEC rules applicable to boards of directors in general and audit committee members in particular. The Board has determined that Ms. Andrews, Mr. Junius and Mr. Pearson each qualify as an “audit committee financial expert” as defined by the applicable SEC rules and that each member of the Audit Committee is financially sophisticated.

Family Relationships

There are no family relationships among any of our executive officers or directors.

ITEM 11.	EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our current and former executive offices who are named in the 2024 Summary Compensation Table below. In 2024, our “named executive officers” and their positions were as follows:

●	Harout Semerjian, our President and Chief Executive Officer;
●	Brian Hahn, our Chief Financial Officer and Senior Vice President; and
●	Edwin Rock, M.D., our former Chief Medical Officer and Senior Vice President.

2024 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years presented.

					NON-EQUITY
					INCENTIVE
				OPTION	PLAN	ALL OTHER
		SALARY	BONUS	AWARDS	COMPENSATION	COMPENSATION	TOTAL
NAME AND PRINCIPAL POSITION	YEAR	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
Harout Semerjian	2024	663,941	376,910	1,822,638	—	59,844	2,923,333
President and Chief Executive Officer	2023	638,405	100,000	1,263,328	376,910	10,775	2,389,418
Brian Hahn	2024	479,449	196,004	655,625	—	53,101	1,384,179
Chief Financial Officer and Senior Vice President	2023	461,009	154,679	477,822	196,004	10,425	1,299,939
Edwin Rock, M.D.	2024	282,988	—	655,625	—	562,707	1,501,320
Chief Medical Officer and Senior Vice President	2023	466,620	—	474,912	198,779	12,000	1,152,311
(1)	For Mr. Semerjian, the amount for 2023 represents a discretionary bonus awarded, in part, to assist with commuter expenses, the amount for 2024 represents a retention bonus earned on December 31, 2024. For Mr. Hahn, amounts in this column represent the remaining 60% of a retention bonus that was paid in August 2023, the amount for 2024 represents a retention bonus earned on December 31, 2024.
(2)	The amounts reflect the full grant date fair value for stock option awards granted during the indicated year. The grant date fair value was computed in accordance with ASC Topic 718, Compensation—Stock Compensation, with the performance-based option awards valued based on the probable achievement level of the performance conditions at the time of grant. Because there was only one vesting level of the performance-based options, there is no grant date fair value in excess of the amount reported in the table above. This calculation does not give effect to any estimate of forfeitures related to service-based vesting but assumes that the executive will perform the requisite service for the award to vest in full. The assumptions we used in valuing stock options are described in Note 9 to our audited financial statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon vesting or exercise of the stock options, or the sale of the common stock underlying the stock options.
(3)	The amounts reflect the portion of each officer’s target bonus paid based on the achievement of pre-specified corporate and/or individual performance goals.
(4)	Amounts in this column reflect matching contributions under the Company’s 401(k) plan and supplemental compensation for cell phone expenses as well as vacation accrual payments and in the case of Mr. Hahn, long-term care insurance premiums. For Dr. Rock only, the amount reported for 2024 also includes severance payments and company reimbursements for COBRA medical and dental insurance premiums in the aggregate amount of $503,365 and consulting fees of $7,125. See “Former Chief Medical Officer” below for additional information.

Narrative Disclosure to Summary Compensation Table

2024 Salaries

Our named executive officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. The base salaries of our named executive officers are reviewed from time to time and adjusted when our Board of Directors or compensation committee determines an adjustment is appropriate.

During 2024, the compensation committee increased the annual base salary for Mr. Semerjian from $640,458 to $666,076, the annual salary for Mr. Hahn from $462,491 to $480,991, and the annual base salary for Dr. Rock from $469,040 to $487,802, each effective February 2024, in recognition of the executive’s individual performance and based on compensation data provided by Alpine.

2024 Bonuses

We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations for each fiscal year. Each named executive officer has a target bonus opportunity, defined as a percentage of his annual salary. The following table presents the target bonus of each of our named executive officers for 2024:

TARGET BONUS
NAME	(% OF SALARY)
Harout Semerjian	55
Brian Hahn	40
Edwin Rock, M.D.	40

To reinforce the importance of integrated and collaborative leadership, bonuses for executives other than the Chief Executive Officer have been based primarily on company performance, but also contain an individual performance component. Our Chief Executive Officer’s bonus has historically been based exclusively on company performance. In no event may a bonus awarded to an executive exceed 150% of such executive’s target bonus.

Our corporate performance objectives for 2024 included certain accomplishments in clinical, non-clinical development, as well as financial and administrative goals. Considering the financial situation of the company, no bonuses would be paid for 2024 performance.

Retention Bonuses

In January 2022, the Compensation Committee approved a cash retention program for selected employees, including the Company’s executive officers other than the Chief Executive Officer. Under the program, each participant had the opportunity to receive an individual cash award up to 1.5 times the amount of such participant’s 2021 annual bonus target. Of the cash award, 40% was paid in a lump sum in August 2022 to participants who were employed at that time and the remaining 60% was paid in a lump sum in August 2023. Mr. Hahn is the only named executive officer who was eligible to participate in the cash retention program. His cash retention award is described in the Summary Compensation Table above under the “Bonus” column.

In August 2024, the Compensation Committee approved a cash retention program for selected employees, including the Company’s executive officers. Under the program, each participant had the opportunity to receive an individual cash award up to 1.0 time the amount of such participant’s 2023 annual bonus target. The award is payable to those employed on December 31, 2024. The cash retention award is described in the Summary Compensation Table above under the “Bonus” column.

Long-Term Incentives

We have historically granted stock options to our named executive officers and in some prior years also awarded restricted stock units. We award stock options on the date the Compensation Committee approves the grant. We set the option exercise price and grant date fair value based on the closing price of our common stock on the Nasdaq Capital Market on the date of grant. We typically grant stock options at the start of employment and annually as part of the Compensation Committee review process.

In January 2024, in connection with its annual compensation review for 2023, our Compensation Committee granted options to purchase shares of our common stock to our named executive officers. The shares of common stock subject to the option grants in the table below vest as to one-fourth of the shares one year after the date of grant, with the balance of the shares vesting in 36 successive equal monthly installments thereafter, subject to the named executive officer’s service with us as of each such date. Each option has an exercise price of $3.11 per share, the closing price of our common stock on the grant date.

Number of Shares
Underlying January 2024
Option Grant
Harout Semerjian	695,000
Brian Hahn	250,000
Edwin Rock, M.D.	250,000

In June 2024, our Compensation Committee granted options to purchase shares of our common stock with service-based vesting. The performance-based options are scheduled to vest in full upon FDA approval of our product candidate uproleselan, subject to the recipient’s continued service through the vesting date. Mr. Semerjian was awarded a performance-based option for an aggregate of 521,250 shares, Mr. Hahn was awarded a performance-based option for 187,500 shares common stock, and Dr. Rock was awarded a performance-based option for an aggregate of 187,500 shares.

Outstanding Equity Awards at End of 2024

The following table provides information about outstanding stock options and restricted stock units held by each of our named executive officers on December 31, 2024.

				EQUITY INCENTIVE
				PLAN AWARDS:
				NUMBER OF				NUMBER OF	MARKET VLUE
	NUMBER OF	NUMBER OF		SECURITIES				SHARES	OF SHARES
	SECURITIES	SECURITIES		UNDERLYING				OR UNITS	OR UNITS OF
	UNDERLYING	UNDERLYING		UNEXERCISED		OPTION		OF STOCK	STOCK THAT
	UNEXERCISED	UNEXERCISED		UNEARNED		EXERCISE	OPTION	THAT HAVVE	HAVE
	OPTIONS (#)	OPTIONS (#)		OPTIONS (#)		PRICE	EXPIRATION	NOT VESTED	NOT VESTED (2)
NAME	EXERCISABLE	UNEXERCISABLE		UNEXERCISABLE		($)	DATE (1)	(#)	($)
Harout Semerjian	915,333	183,067	(3)	—		2.03	08/02/2031
	—	—		549,200	(4)	2.03	08/02/2031
	308,802	114,698	(5)	—		1.11	01/20/2032
	312,033	339,167	(6)	—		2.55	01/18/2033
	—	695,000	(7)	—		3.11	01/12/2034
	—	—		521,250	(4)	0.26	06/09/2034
Brian Hahn	61,000	—		—		7.15	01/07/2025
	65,000	—		—		5.22	01/06/2026
	65,000	—		—		6.33	01/03/2027
	65,000	—		—		20.03	01/09/2028
	90,000	—		—		10.59	01/16/2029
	120,000	—		—		4.72	01/21/2030
	67,563	1,437	(8)	—		3.81	01/19/2031
	120,094	44,606	(5)	—		1.11	01/20/2032
	118,019	128,281	(6)	—		2.55	01/18/2033
	—	—		47,700	(4)	1.11	01/20/2032
	—	—		—				8,625	2,156	(9)
	—	250,000	(7)	—		3.11	01/12/2034
	—	—		187,500	(4)	0.26	06/09/2034
Edwin Rock, M.D.	112,500	87,500	(10)	—		0.74	09/01/2032
	117,300	127,500	(6)	—		2.55	01/18/2033
	—	250,000	(7)	—		3.11	01/12/2034
				187,500	(4)	0.26	06/09/2034

(1)	In each case the option expiration date is ten years after the date of grant.
(2)	Market value of restricted stock units that have not vested was determined by multiplying the number of shares by $0.25, the closing price of our common stock on December 31, 2024.
(3)	These shares will vest monthly through August 3, 2025, in each case subject to the officer’s continued service through the applicable vesting date.
(4)	This option will vest upon achievement of specified development and commercialization milestones.
(5)	These shares will vest monthly through January 21, 2026, subject to the officer’s continued service through each applicable vesting date.
(6)	25% of the total shares underlying this option vested on January 19, 2024. The remaining shares will vest monthly through January 19, 2027, subject to the officer’s continued service through each applicable vesting date.
(7)	25% of the total shares underlying this option vested on January 12, 2025. The remaining shares will vest monthly through January 12, 2028, subject to the officer’s continued service through each applicable vesting date.
(8)	These shares will vest monthly through January 20, 2025, subject to the officer’s continued service through each applicable vesting date.
(9)	The remainder will vest on January 20, 2025, subject to the officer’s continuous service as of that date.
(10)	These shares will vest monthly through September 2, 2026, in each case subject to the officer’s continued service through the applicable vesting date.

Pension Benefits and Nonqualified Deferred Compensation

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension plan or nonqualified deferred compensation plan sponsored by us during 2024.

Employment Agreements and Potential Payments upon Termination of Employment or upon Change in Control

Pursuant to their employment agreements with us, each named executive officer is eligible for severance benefits in specified circumstances. Under the terms of the agreements, upon execution and effectiveness of a severance agreement and release of claims, each such named executive officer will be entitled to severance payments if we terminate such executive’s employment without cause, or such executive terminates employment with us for good reason.

The following definitions have been adopted in the current employment agreements with our named executive officers:

●	“cause” means that we have determined in our sole discretion that any of the following occurred: (a) the executive officer’s breach of fiduciary duty or substantial misconduct with respect to our business and affairs, (b) the executive officer’s neglect of duties or failure to act which can reasonably be expected to materially adversely affect our business or affairs, (c) the executive officer’s material breach of the employment agreement, or of any provision of the proprietary information, assignment of inventions, noncompetition and nonsolicitation agreement to which the executive is a party which, to the extent curable, is not cured within 15 days after written notice thereof is given to the executive officer, (d) the commission by the executive officer of an act involving moral turpitude or fraud, (e) the executive officer’s conviction of any felony, or of any misdemeanor involving fraud, theft, embezzlement, forgery or moral turpitude, (f) other conduct by the executive officer that is materially harmful to our business or reputation, including but not limited to conduct found to be in violation of our policies prohibiting harassment or discrimination, or (g) the expiration of the employment agreement;

●	“good reason” means any of the following without the executive officer’s prior written consent: (a) any material diminution of the executive officer’s duties or responsibilities under the employment agreement (except in each case in connection with a termination for cause or as a result of the executive officer’s death or disability), or the assignment to the executive officer of duties or responsibilities that are materially inconsistent with the executive officer’s then-current position, with the exception of certain situations involving the acquisition of the Company; (b) a reduction of at least 10% of the executive’s base salary unless pursuant to a salary reduction program applicable generally to similarly-situated employees; (c) any material breach of the employment agreement by us which we have not cured within 15 business days after written notice thereof is given to us; or (d) a relocation of the executive officer from our principal office to a location more than 35 miles from the location of our principal office, other than on required travel by the executive officer on business or on a temporary basis not to exceed a period equal to two calendar months; and

●	“change in control” means any of the following: (a) a sale, lease, exchange or other transfer in one transaction or a series of related transactions of all or substantially all of our assets, other than the transfer of our assets to a majority-owned subsidiary corporation; (b) a merger or consolidation in which we are not the surviving corporation, unless the holders of our outstanding voting stock immediately prior to such transaction own, immediately after such transaction, securities representing at least 50% of the voting power of the corporation or other entity surviving such transaction; (c) a reverse merger in which we are the surviving corporation but the shares of our common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise, unless the holders of our outstanding voting stock immediately prior to such transaction own, immediately after such transaction, securities representing at least 50% of our voting power; or (d) any transaction or series of related transactions in which in excess of 50% of our voting power is transferred; provided that, where required to avoid additional taxation under Section 409A of the Internal Revenue Code, the event that occurs must also be a “change in the ownership or effective control of a corporation, or a change in the ownership of a substantial portion of the assets of a corporation” as defined under applicable regulations.

The following table summarizes the schedule of severance payments each of our named executive officers would receive in the event of a qualifying termination.

				CONTINUATION OF
				EMPLOYER PORTION
				OF MEDICAL,	ACCELERATION OF
	SALARY			DENTAL AND VISION	UNVESTED
TERMINATION SCENARIO	CONTINUATION(1)	BONUS		BENEFIT PREMIUMS	EQUITY AWARDS
Prior to or More than 12 Months Following a Change in Control
Harout Semerjian	18 months	None		18 months	None
Brian Hahn	12 months	None		12 months	None
Edwin Rock, M.D.	12 months	None		12 months	None
Within 12 Months Following a Change in Control
Harout Semerjian	18 months	Target Bonus	(2)	18 months	Full Acceleration	(3)
Brian Hahn	12 months	Target Bonus	(2)	12 months	Full Acceleration	(3)
Edwin Rock, M.D.	12 months	Target Bonus	(2)	12 months	Full Acceleration	(3)
(1)	If the termination is prior to, or more than 12 months following a change, in control, the executive officer’s salary continuation will be paid on our regular payroll dates, less applicable withholdings and deductions. If the termination is within 12 months following a change in control, the executive officer’s salary continuation will be paid in a lump-sum cash payment, less applicable withholdings and deductions, within 60 days following the change in control termination.
(2)	The executive officer will receive payment of the executive officer’s target bonus award for the 18 months, in the case of Mr. Semerjian, or 12 months, in the case of Mr. Hahn and Dr. Rock, immediately prior to the executive officer’s change in control termination, payable in a lump-sum cash payment, less applicable withholdings and deductions, within 60 days following the change in control termination.
(3)	The executive officer will receive accelerated vesting of all then unvested equity awards that he may have, if any.

Health and Welfare Benefits

Our named executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance, in each case on the same basis as our other employees.

We also maintain a defined contribution employee retirement plan for our employees, including our named executive officers. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Internal Revenue Code so that contributions to our 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Our 401(k) plan provides that each participant may contribute a portion of his or her pre-tax compensation, up to a statutory limit, which was $22,500 for 2023 and is $23,000 for 2024. Participants who are at least 50 years old can also make “catch-up” contributions, which was and is up to an additional $7,500 for 2023 and 2024. Under our 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee, subject to participants’ ability to give investment directions by following specified procedures. In 2023, we provided matching contributions of up to 50% of the first 6% of each employee’s eligible contributions to the 401(k) plan.

We do not provide perquisites or personal benefits to our named executive officers. We do, however, pay the premiums for term life insurance for all of our employees, including our named executive officers. We previously paid premiums for long-term care insurance for all of our employees; we no longer do so, although we continue to pay such premiums for continuing employees for whom we previously did so. Due to his tenure with the Company, Mr. Hahn is the only named executive officer for whom we continue to pay such long-term care insurance premiums.

Clawbacks

As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, the CEO and Chief Financial Officer may be legally required to reimburse the Company for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002, as amended.  Additionally, we have implemented a Dodd-Frank Act-compliant clawback policy, as required by SEC rules.

Former Chief Medical Officer

Dr. Rock’s position was eliminated in connection with the Workforce Reduction, and he separated from employment effective August 1, 2024.  In connection with Dr. Rock’s separation, we entered into a separation agreement with Dr. Rock pursuant to which he became eligible to receive the severance payments and benefits under his employment agreement with the company, which includes his base salary continuation for a period of 12 months and reimbursement for continued health coverage pursuant to COBRA for up to 12 months.  We entered into a separate agreement with Dr. Rock (the “Consulting Agreement”), effective as of the separation date, pursuant to which Dr. Rock will, at the request of Mr. Hahn or his designee, provide us with consulting services through January 31, 2025 (the “Consulting Period”). During the Consulting Period, Dr. Rock will be paid a specified hourly rate, subject to obtaining advance approval from an authorized representative of GlycoMimetics to provide such consulting services. Dr. Rock’s provision of services under the Consulting Agreement constituted “Continuous Service” for purposes of continued vesting and exercising of his outstanding equity awards under GlycoMimetics’ equity incentive plans. The severance payments and benefits paid by the company during 2024 are set forth in the “All Other Compensation” column of the 2024 Summary Compensation Table above.

Policies and Practices Regarding Long-Term Incentive Awards

The GlycoMimetics Compensation Committee and senior management monitor GlycoMimetics’ equity grant practices to evaluate whether such policies comply with governing regulations and are consistent with good corporate practices. When making regular annual equity grants, the GlycoMimetics Compensation Committee’s practice is to approve them at its meeting in January of each year as part of the annual compensation review and after results for the preceding fiscal year become available. Because the GlycoMimetics Compensation Committee’s regular meeting schedule is determined in the prior fiscal year, the proximity of any awards to other significant corporate events is coincidental. In addition, the GlycoMimetics Compensation Committee may make grants at any time during the year it deems appropriate, including with respect to new hires or transitions or for general retentive or incentive needs.  GlycoMimetics attempts to make equity awards during periods when it do not have material non-public information (“MNPI”) that could impact GlycoMimetics’ stock price and GlycoMimetics does not time the release of MNPI based on equity grant dates.

During 2024, no stock option grants were made to any of GlycoMimetics’ named executive officers during any period beginning four business days before the filing or furnishing of a periodic report or current report (other than a current report on Form 8-K disclosing a material new option award grant under Item 5.02(e) of that form) and ending one business day after the filing or furnishing of any such report with the SEC.

NON-EMPLOYEE DIRECTOR COMPENSATION

As compensation for serving on our Board of Directors, each director who is not an employee of our company receives a cash retainer for service on the Board and for service on each committee on which the director is a member. The compensation of our directors is based on market practice information provided by our independent compensation consultant. This compensation is periodically reviewed with respect to cash retainers and equity incentives.

The retainers paid to non-employee directors for service on the Board and for service on each committee of the Board on which the director is a member are as follows:

		CHAIRMAN ADDITIONAL
	MEMBER ANNUAL SERVICE	ANNUAL SERVICE
	RETAINER	RETAINER
Board of Directors	$40,000	$30,000
Audit Committee	9,000	9,000
Compensation Committee	6,000	6,000
Nominating and Corporate Governance Committee	4,500	4,500

These retainers are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our Board. We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending our Board and committee meetings.

In March 2023, we amended our non-employee director compensation policy to allow for each director to make an election to receive all or a portion of the annual cash compensation payable above in the form of fully vested shares of common stock. Elections must be delivered before the start of the fiscal year to which the election relates. Elections cannot be altered with respect to a fiscal year once the fiscal year begins and, once made, such election remains in effect for all subsequent fiscal years unless and until revised or revoked.

In addition, any new non-employee director receives an option grant to purchase 80,000 shares of common stock upon becoming a director. This grant will vest in three equal installments on the first, second and third anniversaries of the grant date. Further, on the date of the 2024 annual meeting of stockholders, each non-employee director that continues to serve as a non-employee member on our Board will receive an option to purchase 40,000 shares of common stock. The annual grant to the non-employee director vests on the first full anniversary of the date of grant. The exercise price of options granted to directors is equal to the closing price of our common stock on the Nasdaq Capital Market the date of grant.

2024 Director Compensation

The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2024:

	FEES EARNED OR	OPTION AWARDS
Name	PAID IN CASH ($)	($)(1)	TOTAL ($)
Patricia Andrews (2)	49,000	51,600	100,600
Mark Goldberg, M.D. (2)	55,000	51,600	106,600
Scott Jackson	49,000	51,600	100,600
Daniel Junius	62,500	51,600	114,100
Rachel King (2)	40,000	51,600	91,600
Scott Koenig, M.D., Ph.D.	44,500	51,600	96,100
Timothy Pearson	88,000	51,600	139,600
(1)	Reflects the aggregate grant date fair value of options and restricted stock units granted during the fiscal year ended December 31, 2024 calculated in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 9 to our audited consolidated financial statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the director upon vesting or exercise of the stock options or the sale of the common stock underlying the stock options.
(2)	This director elected to receive quarterly retainers for the first and second quarters of 2024, equal to one-half of the amounts reported in the “Fees Earned or Paid in Cash” column, in the form of unrestricted shares of common stock.

As of December 31, 2024, our non-employee directors held the following restricted stock units and stock options:

	Share Subject to Unvested	Share Subject to Outstanding
	Restricted Stock Units (#)	Options (#)
Patricia Andrews	—	181,500
Mark Goldberg, M.D.	—	192,500
Scott Jackson	—	170,500
Daniel Junius	—	203,500
Rachel King	24,063	1,534,500
Scott Koenig, M.D., Ph.D.	—	161,000
Timothy Pearson	—	192,500

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information regarding the ownership of our common stock as of February 7, 2025 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table, also called the named executive officers; (iii) all executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. Except as otherwise noted below, the address for persons listed in the table is c/o GlycoMimetics, Inc.

This table is based upon information supplied by our named executive officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, we believe that each stockholder named in the table has sole voting and investment power with regard to the shares indicated as being beneficially owned. Applicable percentages are based on 64,513,862 shares of common stock outstanding on February 7, 2025, adjusted as required by the rules promulgated by the SEC.

	Number of	Percent of
	Shares	Shares
	Beneficially	Beneficially
Beneficial Owner	Owned	Owned
5% Stockholders:
Entities affiliated with Biotechnology Value Fund, L.P. (1)	9,544,262	14.8%
Entities affiliated with RA Capital Management, L.P. (2)	6,383,000	9.9
Entities affiliated with Adage Capital Management, L.P. (3)	5,091,231	7.9
Entities affiliated with Logos Global Management, L.P. (4)	5,000,000	7.8

Named Executive Officers and Directors:
Harout Semerjian (5)	1,734,919	2.7
Brian Hahn (6)	913,443	1.4
Edwin Rock, M.D. (7)	972,703	1.5
Patricia Andrews (8)	200,108	*
Mark Goldberg, M.D.(9)	199,622	*
Scott Jackson (10)	133,550	*
Daniel Junius (11)	226,750	*
Rachel King (12)	2,122,189	3.3
Scott Koenig, M.D., Ph.D.(13)	157,750	*
Timothy Pearson (14)	177,150	*
All current directors and executive officers as a group (10 persons)(14)	6,870,384	10.7

* Represents beneficial ownership of less than one percent of the outstanding shares of common stock.

1) As reported on a Schedule 13G/A filed by Biotechnology Value Fund, L.P., Mark Lampert and affiliated entities (collectively, “BVF”) with the SEC on January 29, 2024, which states that BVF had shared voting and dispositive power with respect to these shares. The principal business address of BVF is 44 Montgomery Street, 40th Floor, San Francisco, CA 94104.

2) As reported on a Schedule 13G filed by RA Capital Management, L.P. with the SEC on November 6, 2024. RA Capital Healthcare Fund GP, LLC is the general partner of the Fund. The general partner of RA Capital is RA Capital Management GP, LLC, of which Dr. Kolchinsky and Mr. Shah are the controlling persons. RA Capital serves as investment adviser for the Fund and may be deemed a beneficial owner, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (“Act”), of any securities of the Issuer held by the Fund. The Fund has delegated to RA Capital the sole power to vote and the sole power to dispose of all securities held in the Fund’s portfolio, including the shares of the Issuer’s Common Stock reported herein. Because the Fund has divested voting and investment power over the reported securities it holds and may not revoke that delegation on less than 61 days’ notice, the Fund disclaims beneficial ownership of the securities it holds for purposes of Section 13(d) of the Act and therefore disclaims any obligation to report ownership of the reported securities under Section 13(d) of the Act. As managers of RA Capital, Dr. Kolchinsky and Mr. Shah may be deemed beneficial owners, for purposes of Section 13(d) of the Act, of any securities of the Issuer beneficially owned by RA Capital. RA

Capital, Dr. Kolchinsky, and Mr. Shah disclaim beneficial ownership of the securities reported in this Schedule 13G other than for the purpose of determining their obligations under Section 13(d) of the Act, and the filing of this Schedule 13G shall not be deemed an admission that either RA Capital, Dr. Kolchinsky, or Mr. Shah is the beneficial owner of such securities for any other purpose. The principal business address of RA Capital Management, L.P. is 200 Berkeley Street, 18th Floor, Boston MA 02116.

3) As reported on a Schedule 13D filed on November 4, 2024 by Adage Capital Management, (i) Adage Capital Management, L.P., a Delaware limited partnership ("ACM"), as the investment manager of Adage Capital Partners, L.P., a Delaware limited partnership ("ACP"), with respect to the shares of Common Stock directly held by ACP; (ii) Robert Atchinson ("Mr. Atchinson"), as (i) managing member of Adage Capital Advisors, L.L.C., a Delaware limited liability company ("ACA"), managing member of Adage Capital Partners GP, L.L.C., a Delaware limited liability company ("ACPGP"), general partner of ACP and (ii) managing member of Adage Capital Partners LLC, a Delaware limited liability company ("ACPLLC"), general partner of ACM, with respect to the shares of Common Stock directly held by ACP; and (iii) Phillip Gross ("Mr. Gross"), as (i) managing member of ACA, managing member of ACPGP and (ii) managing member of ACPLLC, general partner of ACM, with respect to the shares of Common Stock directly held by ACP. The principal business address of Adage Capital Management is 200 Clarendon Street, 52nd floor, Boston, MA 02116.

4) As reported on a schedule 13G filed on November 27, 2024 by Logos Global Management, L.P. Logos Global Master Fund LP (“Global Fund”), Logos Global Management LP (“Logos Global”), Logos GP LLC (“Logos GP”), Logos Global Management GP LLC (“Logos Global GP”), and Arsani William (collectively, the “Filers”). Logos Global is the investment adviser to investment funds, including Global Fund. Logos Global GP is the general partner of Logos Global. Dr. William is a control person of Logos Global and Logos Global GP.

5) Consists of (a) 25,000 shares of common stock held directly and (b) 1,709,919 shares of common stock underlying options that are vested and exercisable within 60 days of February 7, 2025.

6) Consists of (a) 70,643 shares of common stock held directly, (b) 834,175 shares of common stock underlying options that are vested and exercisable within 60 days of February 7, 2025 and (c) 8,625 shares of common stock underlying restricted stock units that will vest and settle within 60 days of February 7, 2025.

7) Consists of (a) 680,403 shares of common stock held directly and (b) 292,300 shares of common stock underlying options that are vested and exercisable within 60 days of February 7, 2025.

8) Consists of (a) 58,608 shares of common stock held directly and (b) 141,500 shares of common stock underlying options that are vested and exercisable within 60 days of February 7, 2025.

9) Consists of (a) 11,497 shares of common stock held by family trusts for which Dr. Goldberg serves as trustee, (b) 20,224 shares of common stock held directly and (c) 167,901 shares of common stock underlying options that are vested and exercisable within 60 days of February 7, 2025.

10) Consists of (a) 5,250 shares of common stock held directly and (b) 130,500 shares of common stock underlying options that are vested and exercisable within 60 days of February 7, 2025.

11) Consists of (a) 93,250 shares of common stock held directly and (b) 163,500 shares of common stock underlying options that are vested and exercisable within 60 days of February 7, 2025.

12) Consists of (a) 487,798 shares of common stock held directly, (b) 1,490,490 shares of common stock underlying options that are vested and exercisable within 60 days of February 7, 2025, (c) 45,741 shares of common stock held by Ms. King’s spouse, (d) 90,660 shares of common stock held by family trusts for which Ms. King serves as trustee and (e) 7,500 shares held by a limited liability company for which Ms. King serves as co-manager.

13) Consists of (a) 36,750 shares of common stock held directly and (b) 121,000 shares of common stock underlying options that are vested and exercisable within 60 days of February 7, 2025.

14) Consists of (a) 24,650 shares of common stock held directly and (b) 152,500 shares of common stock underlying options that are vested and exercisable within 60 days of February 7, 2025.

15) Consists of (a) 1,657,974 shares of common stock, (b) 5,203,785 shares of common stock underlying options that are vested and exercisable within 60 days of February 7, 2025 and (c) 8,625 shares of common stock underlying restricted stock units that will vest and settle within 60 days of February 7, 2025.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2024:

					Number of securities
					remaining available for
			Weighted-average		future issuance under
	Number of securities to		exercise		equity compensation
	be issued upon exercise		price of outstanding		plans
	of outstanding options,		options,		(excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	12,427,973	(1)	$3.50	(2)	4,624,710	(3)
Equity compensation plans not approved by security holders	2,720,400		2.01		299,108
Total	15,148,373				4,923,818

(1) Includes shares issuable upon exercise of outstanding options and shares issuable upon settlement of outstanding restricted stock units (“RSUs”) under our Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”).

(2) Gives effect to outstanding RSUs, which have no exercise price. Excluding the RSUs, the weighted average exercise price would be $3.55 per share.

(3) Consists of 1,070,346 shares available under the 2013 Plan and 3,554,364 shares available under the 2013 Employee Stock Purchase Plan (“2013 ESPP”). On January 1 of each year, the number of shares reserved under the 2013 Plan is automatically increased by 4% of the total number of shares of common stock that are outstanding at that time, or a lesser number of shares as may be determined by our Board. An additional 2,575,749 shares were added to the number of available shares under the 2013 Plan, in each case effective January 1, 2024. No shares were added to the reserve under the 2013 ESPP on January 1, 2024.

(4) Represents shares issuable under our Inducement Plan. A description of the Inducement Plan is contained in Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

POLICIES AND PROCEDURES FOR RELATED PERSON TRANSACTIONS

We have adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our Audit Committee, or, if Audit Committee approval would be inappropriate, to another independent body of our Board, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our Code of Business Conduct and Ethics, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

In considering related person transactions, our Audit Committee, or other independent body of our Board, will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;
●	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
●	the availability of other sources for comparable services or products; and
●	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our Audit Committee, or other independent body of our Board, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our Audit Committee, or other independent body of our Board, determines in the good faith exercise of its discretion.

CERTAIN RELATED PERSON TRANSACTIONS

There have been no transactions since January 1, 2024 to which we have been a participant in which the amount involved exceeded or will exceed $120,000 (which amount is less than one percent of the average of our total assets at year end for the last two completed fiscal years), and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Executive Compensation” and “Non-Employee Director Compensation.” We have also entered into indemnification agreements with our directors and executive officers.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2024 and 2023 by Ernst & Young LLP, the Company’s principal accountant.

	FISCAL YEAR ENDED DECEMBER 31,
	2024	2023

	(in thousands)
Audit fees	$835	$615
All other fees	—	—
	$835	$615

Audit fees for both years include the aggregate fees billed or incurred for professional services rendered in connection with the annual audit of our financial statements, reviews of our quarterly financial statements included in our quarterly reports on Form 10-Q, accounting and financial reporting consultations and services in connection with registration statements and comfort letters.

All the services of Ernst & Young LLP for the years ended December 31, 2024, and 2023 described above were pre-approved by the Audit Committee.

AUDIT COMMITTEE PRE-APPROVAL POLICY

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, Ernst & Young LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to the chairperson of the Audit Committee or one or more of the committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting for ratification by the Audit Committee.

The Audit Committee has determined that the rendering of services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits

Exhibit Number	Description of Document

2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of October 28, 2024, by and among GlycoMimetics, Inc., Gemini Merger Sub Corp., Gemini Merger Sub II, LLC and Crescent Biopharma, Inc

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

3.3 (4)	Certificate of Amendment to the Certificate of Incorporation of the Registrant.

3.4 (5)	Certificate of Amendment to the Certificate of Incorporation of the Registrant.

3.5 (6)	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock.

4.1(7)	Specimen stock certificate evidencing shares of Common Stock.

4.2	Description of Certain of Registrant’s Securities.

10.1+(8)	GlycoMimetics, Inc. Amended and Restated 2013 Equity Incentive Plan.

10.2+(9)	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Equity Incentive Plan.

10.3+(10)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan.

10.4+(11)	2013 Employee Stock Purchase Plan.

10.5+(12)	GlycoMimetics, Inc. Amended and Restated Inducement Plan.

10.6+(13)	Form of Stock Option Grant Notice and Stock Option Agreement under the GlycoMimetics, Inc. Inducement Plan.

10.7+(14)	Form of Indemnification Agreement.

10.8+(15)	Executive Employment Agreement, dated as of August 3, 2021, by and between the Registrant and Harout Semerjian.

10.9+(16)	Retention Agreement, dated as of August 7, 2024, by and between the Registrant and Harout Semerjian.

10.10+(17)	Amended and Restated Executive Employment Agreement, dated as of July 30, 2019, by and between the Registrant and Brian Hahn.

10.11+(18)	Retention Agreement, dated as of August 7, 2024, by and between the Registrant and Brian Hahn.

10.12+(19)	Executive Employment Agreement, dated as of August 31, 2022, by and between the Registrant and Edwin Rock, M.D.

10.13+(20)	Separation Agreement, dated as of July 30, 2024, by and between the Registrant and Edwin Rock

10.14+(21)	Consulting Agreement, dated as of July 31, 2024, by and between the Registrant and Edwin Rock.

10.15+(22)	Amended and Restated Non-Employee Director Compensation Policy.

10.16(23)	Lease Agreement, dated July 23, 2014, by and between the Registrant and BMR-Medical Center Drive, LLC.

10.17(24)	First Amendment to Lease, dated March 24, 2016, by and between the Registrant and BMR-Medical Center Drive LLC.

10.18(25)	Second Amendment to Lease, dated April 20, 2018, by and between the Registrant and BMR-Medical Center Drive LLC.

Exhibit Number	Description of Document

10.19(26)	Third Amendment to Lease, dated April 19, 2023, by and between the Registrant and ARE-Maryland No. 45, LLC.

10.20*(27)	Collaboration and License Agreement, dated January 2, 2020, by and between the Registrant and Apollomics (Hong Kong) Limited.

10.21(28)	Sales Agreement, dated April 28, 2022 by and between the Registrant and Cowen and Company, LLC.

10.22**(29)	Project Agreement dated January 2, 2024 with Patheon Manufacturing Services LLC, part of Thermo Fisher Scientific.

10.23 (30)	Form of Crescent Support Agreement.

1.24(31)	Form of GlycoMimetics Support Agreement.

10.25(32)	Form of GlycoMimetics Securities Purchase Agreement.

10.26(33)	Form of Registration Rights Agreement.

10.27(34)	Form of Lock-Up Agreement.

19.1	Insider Trading Policy.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (contained on signature page hereto).

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

97.1(35)	Incentive Compensation Recoupment Policy.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101
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

#

Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

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

(1)	Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on October 29, 2024, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014, and incorporated by reference herein.
(3)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on January 15, 2014, and incorporated by reference herein.
(4)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on May 1, 2024, and incorporated by reference herein.
(5)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on May 1, 2024, and incorporated by reference herein.
(6)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on October 29, 2024, and incorporated by reference herein.
(7)	Previously filed as Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 31, 2013, and incorporated by reference herein.
(8)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on May 20, 2022, and incorporated by reference herein.
(9)	Previously filed as Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(10)	Previously filed as Exhibit 10.13 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(11)	Previously filed as Exhibit 10.14 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(12)	Previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on March 3, 2022, and incorporated by reference herein.
(13)	Previously filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on February 28, 2020, and incorporated by reference herein.
(14)	Previously filed as Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 28, 2013, and incorporated by reference herein.
(15)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on November 2, 2021, and incorporated by reference herein.
(16)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on November 13, 2024, and incorporated by reference herein.
(17)	Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on August 1, 2019, and incorporated by reference herein.
(18)	Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on November 13, 2024, and incorporated by reference herein.
(19)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on November 9, 2022, and incorporated by reference herein.
(20)	Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on November 13, 2024, and incorporated by reference herein.

(21)	Previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on November 13, 2024, and incorporated by reference herein.
(22)	Previously filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on March 27, 2024, and incorporated by reference herein.
(23)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on July 28, 2014, and incorporated by reference herein.
(24)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on March 29, 2016, and incorporated by reference herein.
(25)	Previously filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on March 27, 2024, and incorporated by reference herein.
(26)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the commission on April 21, 2023, and incorporated by reference herein.
(27)	Previously filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on February 28, 2020, and incorporated by reference herein.
(28)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36177), filed with the Commission on April 28, 2022, and incorporated by reference herein.
(29)	Previously filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on March 27, 2024, and incorporated by reference herein.
(30)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on October 29, 2024, and incorporated by reference herein.
(31)	Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on October 29, 2024, and incorporated by reference herein.
(32)	Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on October 29, 2024, and incorporated by reference herein.
(33)	Previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on October 29, 2024, and incorporated by reference herein.
(34)	Previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on October 29, 2024, and incorporated by reference herein.
(35)	Previously filed as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36177), filed with the Commission on March 27, 2024, and incorporated by reference herein.

ITEM  16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLYCOMIMETICS, INC.

By:	/s/ Harout Semerjian
Harout Semerjian
President and Chief Executive Officer

February 13, 2025

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

Signature	Title	Date

/s/ Harout Semerjian Harout Semerjian	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2025

/s/ Brian M. Hahn Brian M. Hahn	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2025

/s/ Patricia S. Andrews Patricia S. Andrews	Director	February 13, 2025

/s/ Mark A. Goldberg, M.D. Mark A. Goldberg, M.D.	Director	February 13, 2025

/s/ Scott T. Jackson Scott T. Jackson	Director	February 13, 2025

/s/ Daniel M. Junius Daniel M. Junius	Director	February 13, 2025

/s/ Rachel K. King Rachel K. King	Director	February 13, 2025

/s/ Scott Koenig, M.D., Ph.D. Scott Koenig, M.D., Ph.D.	Director	February 13, 2025

/s/ Timothy Pearson Timothy Pearson	Director	February 13, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of GlycoMimetics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GlycoMimetics, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Baltimore, Maryland

February 13, 2025

GLYCOMIMETICS, INC.

Balance Sheets

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$10,720,178	$41,792,830
Prepaid expenses and other current assets	371,276	1,997,904
Total current assets	11,091,454	43,790,734
Prepaid research and development expenses	—	603,737
Operating lease right-of-use asset	—	767,828
Other assets	—	154,176
Total assets	$11,091,454	$45,316,475
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$329,304	$868,115
Accrued expenses	5,381,744	5,225,557
Lease liabilities	66,844	741,558
Total current liabilities	5,777,892	6,835,230
Lease liabilities, net of current portion	—	66,844
Total liabilities	5,777,892	6,902,074
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock; $0.001 par value; 150,000,000 shares authorized at December 31, 2024; 100,000,000 shares authorized at December 31, 2023; 64,483,958 shares issued and outstanding at December 31, 2024; 64,393,744 shares issued and outstanding at December 31, 2023	64,484	64,394
Additional paid-in capital	499,613,448	494,835,219
Accumulated deficit	(494,364,370)	(456,485,212)
Total stockholders’ equity	5,313,562	38,414,401
Total liabilities and stockholders’ equity	$11,091,454	$45,316,475

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2024	2023

Revenue from collaboration and license agreements	$—	$10,000

Costs and expenses:
Research and development expense	14,259,756	20,071,656
General and administrative expense	18,249,318	19,213,637
Restructuring and asset impairment charges	7,530,304	—
Total costs and expenses	40,039,378	39,285,293
Loss from operations	(40,039,378)	(39,275,293)

Other income
Gain on sale of asset	1,224,945	—
Interest income	935,275	2,375,873
Total other income	2,160,220	2,375,873
Net loss and comprehensive loss	$(37,879,158)	$(36,899,420)
Basic and diluted net loss per common share	$(0.59)	$(0.58)
Basic and diluted weighted-average number of common shares outstanding	64,477,249	63,342,465

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	54,377,798	$54,378	$462,461,251	$(419,585,792)	$42,929,837
Issuance of common stock, net of issuance costs	9,822,930	9,823	28,697,188	—	28,707,011
Issuance of common stock for services	24,001	24	35,976	—	36,000
Exercise of options and vesting of restricted stock units	169,015	169	116,328	—	116,497
Stock-based compensation	—		3,524,476		3,524,476
Net loss	—	—	—	(36,899,420)	(36,899,420)
Balance at December 31, 2023	64,393,744	64,394	494,835,219	(456,485,212)	38,414,401
Issuance of common stock for services	28,383	28	75,347	—	75,375
Exercise of options and vesting of restricted stock units	61,831	62	5,336	—	5,398
Stock-based compensation	—	—	4,697,546	—	4,697,546
Net loss	—	—	—	(37,879,158)	(37,879,158)
Balance at December 31, 2024	64,483,958	$64,484	$499,613,448	$(494,364,370)	$5,313,562

See accompanying notes.

GLYCOMIMETICS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2024	2023
Operating activities
Net loss	$(37,879,158)	$(36,899,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35,174	153,301
Loss on disposal of property and equipment	46,654	8,627
Asset impairment	365,179	—
Non-cash lease expense	402,649	856,238
Issuance of common stock for services	75,375	36,000
Stock-based compensation	4,697,546	3,524,476
Changes in assets and liabilities:
Prepaid expenses and other assets	1,678,948	846,182
Prepaid research and development expenses	603,737	(553,737)
Accounts payable	(538,811)	(102,076)
Accrued expenses	156,187	(1,766,449)
Lease liabilities	(741,558)	(983,045)
Net cash used in operating activities	(31,098,078)	(34,879,903)

Investing activities
Purchases of property and equipment	(9,972)	(21,394)
Proceeds from sales of property and equipment	30,000	—
Net cash provided by (used in) investing activities	20,028	(21,394)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	28,707,011
Proceeds from exercise of stock options	5,398	116,497
Net cash provided by financing activities	5,398	28,823,508
Net change in cash and cash equivalents	(31,072,652)	(6,077,789)
Cash and cash equivalents, beginning of period	41,792,830	47,870,619
Cash and cash equivalents, end of period	$10,720,178	$41,792,830

See accompanying notes.

GLYCOMIMETICS, INC.

Notes to Financial Statements

1. Description of the Business

GlycoMimetics, Inc. (the Company), a Delaware corporation, was incorporated in 2003. The Company was previously developing a pipeline of proprietary glycomimetics, which are small molecules that mimic the structure of carbohydrates involved in important biological processes, to inhibit disease-related functions of carbohydrates such as the roles they play in cancers and inflammation. In July 2024, following feedback from the U.S. Food and Drug Administration (FDA), the Company determined that the regulatory path forward for its lead product candidate, uproleselan, for the treatment of relapsed and refractory acute myeloid leukemia would require an additional clinical trial. The decision to not conduct an additional clinical trial did not relate to any safety or medical issues or negative regulatory feedback related to the Company’s programs. In order to conserve its cash resources, in July 2024 the Company reduced its workforce by approximately 80%. The Company also initiated a strategic review of its business in an effort to maximize shareholder value.

Following the strategic review, on October 28, 2024 the Company entered into an Agreement and Plan of Merger and Reorganization (the Merger Agreement) with Crescent Biopharma, Inc., a Delaware corporation (Crescent), pursuant to which Crescent will become a wholly owned subsidiary of the Company (the Merger). Upon completion of the Merger, the Company plans to operate under the name Crescent Biopharma, Inc. The Merger is expected to close in the second quarter of 2025, subject to certain closing conditions, including, among other things, approval by the stockholders of each company and the satisfaction of customary closing conditions.

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

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued. During 2024, the Company incurred a net loss of $37.9 million and had net cash flows used in operating activities of $31.1 million. At December 31, 2024, the Company had $10.7 million in cash and cash equivalents and had no committed source of additional funding other than the expected Private Placement. Management believes that given the Company’s current cash position and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about its ability to continue as a going concern after the date that is one year from the date that these financial statements are issued without the closing of the contemplated Merger and Private Placement.

If the contemplated Merger and Private Placement does not close by the second quarter of 2025, the Company may seek other strategic alternatives or liquidate.

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

As described in Note 13, during the year ended December 31, 2024, the Company incurred severance charges of $7.0 million in connection with a corporate restructuring, including a reduction in headcount.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company views its operations and manages its business in one segment. The Company’s chief operating decision maker is the president and chief executive officer.

The Company has not generated any product revenue since inception. The Company has no ongoing operations, is not actively performing any research and development, and is preserving cash until the contemplated Merger and Private Placement. If the contemplated Merger and Placement does not close by the second quarter of 2025, the Company may seek other strategic alternatives or liquidate. As of December 31, 2024, the Company had no material assets besides cash and cash equivalents and only had six employees.

The accounting policies of the Company’s single reportable segment are the same as those described in Note 3.

The chief operating decision maker assesses performance and decides how to allocate resources based on net income (loss) that is reported on the statement of operations and comprehensive loss as net income (loss). The segment-

level financial information is the same as the financial information presented in the statement of operations and comprehensive loss.

The measure of segment assets is reported on the balance sheet as total assets.

Net income (loss) is used to monitor budget versus actual results. The monitoring of budgeted versus actual results are used in assessing performance of the segment.

The Company does not have intra-entity sales or transfers.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Although actual results could differ from those estimates, management does not believe that such differences would be material.

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

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents. The fair values of the financial instruments approximated their carrying values at December 31, 2024 and 2023, due to their short-term maturities. The Company accounts for recurring and nonrecurring fair value measurements in accordance with ASC 820, Fair Value Measurements. ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC hierarchy ranks the quality of reliability of inputs, or assumptions, used in the determination of fair value, and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

The Company had no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities, respectively) either on a recurring or non-recurring basis as of December 31, 2024 and 2023. The carrying value of cash held in money market funds of approximately $8.3 million and $38.8 million as of December 31, 2024 and 2023, respectively, is included in cash and cash equivalents and approximates market values based on quoted market prices (Level 1 inputs). The Company did not transfer any assets measured at fair value on a recurring basis between levels during the years ended December 31, 2024 and 2023.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Comprehensive Loss

Comprehensive loss comprises net loss and other changes in equity that are excluded from net loss. For the years ended December 31, 2024 and 2023, the Company’s net loss was equal to comprehensive loss and, accordingly, no additional disclosure is presented.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard will require disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024 and early adoption is permitted. The Company adopted this standard for the year ended December 31, 2024 and the primary impact of which was the additional segment disclosures included in Note 3.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. This ASU is effective for public entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact ASU 2024-03 will have on its consolidated financial statements.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average common shares outstanding, as they would be anti-dilutive:

	2024	2023
Stock options and RSUs	15,043,815	10,981,357

5. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets at December 31:

	2024	2023
Prepaid research and development expenses	$—	$1,420,642
Other prepaid expenses	234,696	401,442
Other assets	136,580	175,820
Prepaid expenses and other current assets	$371,276	$1,997,904

6. Accrued Expenses

The following is a summary of the Company’s accrued expenses at December 31:

	2024	2023
Accrued research and development expenses	$51,306	$1,824,689
Accrued bonuses	—	2,561,913
Accrued consulting and other professional fees	790,250	439,192
Accrued employee benefits	3,825	399,763
Accrued retention	1,049,105	—
Accrued severance	3,487,258	—
Accrued expenses	$5,381,744	$5,225,557

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

The Company leased office and research space in Rockville, Maryland under an operating lease that was subject to annual rent increases (the Lease). The Company paid a security deposit of $52,320 to be held until the expiration or termination of the Company’s obligations under the Lease. In April 2023, the Company and its landlord entered into an amendment to the Lease (the Lease Amendment). Pursuant to the Lease Amendment, the Company and the landlord agreed that the lease term for a portion of the premises, consisting of approximately 30,000 square feet, would be extended from November 1, 2023 to January 31, 2025. However, pursuant to the Company’s strategic review and restructuring plan adopted during the year ended December 31, 2024, the Company abandoned the leased space and determined that its right-of-use-asset was fully impaired. As a result, the Company recognized an impairment charge of $0.4 million, during the year ended December 31, 2024, representing the carrying value of the right-of-use asset. The Company’s lease of the remaining premises, consisting of approximately 12,000 square feet, expired on October 31, 2023. There were no additional operating leases as of the year ended December 31, 2024.

The components of lease expense and related cash flows were as follows:

	Year Ended December 31,
	2024	2023
Operating lease cost	$450,274	$944,963
Variable lease cost	516,344	602,416
Total operating lease cost	$966,618	$1,547,379

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$789,183	$1,017,770

Maturities of lease liability due under these lease agreements as of December 31, 2024 were as follows:

Operating Lease
Obligation
2025	$67,401
Thereafter	—
Total	67,401
Present value adjustment	(557)
Present value of lease payments	$66,844

Supplemental information related to leases were as follows:

	December 31,	December 31,
Operating Leases	2024	2023
Weighted-average remaining lease term (in years)	0.1	1.1
Weighted-average incremental borrowing rate	10.0%	10.0%

	Year Ended December 31,
	2024	2023
Right-of-use assets obtained in exchange for operating lease obligations	$-	$872,892

8. Stockholders’ Equity

Common Stock

During the year ended December 31, 2024, the Company’s board of directors adopted, and its stockholders approved, an increase in the total authorized shares of common stock from 100,000,000 to 150,000,000 shares with a par value of $0.001 per share.

At-The-Market Equity Offerings

In March 2022, the Company filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. On April 28, 2022, the Company entered into an at-the-market sales agreement (the Sales Agreement) with Cowen and Company, LLC. Under the Sales Agreement, the Company may sell up to $100.0 million worth of shares of common stock. During the year ended December 31, 2023, the Company issued and sold 9,822,930 shares of common stock under the Sales Agreement at a weighted average price per share of $3.01, for aggregate net proceeds of $28.7 million, after deducting commissions and offering expenses. There were no shares issued under the 2022 Sales Agreement during the year ended December 31, 2024. As of December 31, 2024, approximately $66.0 million remained available to be sold under the terms of the Sales Agreement. The shelf registration statement will expire on April 28, 2025.

9. Stock-based Compensation

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

Authorized Shares

The maximum number of shares of common stock that may be issued under the 2013 Plan was originally 1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited to or repurchased by the Company. Upon the amendment and restatement of the 2013 Plan in May 2022, the existing share reserve was increased by 2,619,622. Beginning on January 1, 2023 and ending on (and including) January 1, 2029, the maximum number of shares of common stock that may be issued under the 2013 Plan will cumulatively be increased by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the board of directors or the compensation committee thereof. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000. As of December 31, 2024, the total number of shares reserved for issuance under the 2013 Plan was 14,257,627 shares, of which 1,070,346 shares were available for future grants.

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

Stock Options

A summary of the Company’s stock option activity under the 2013 Plan for the year ended December 31, 2024 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2023	8,273,800	$5.29	6.3
Options granted	5,756,875	1.85
Options exercised	(3,250)	1.66
Options forfeited	(1,722,543)	6.58
Outstanding as of December 31, 2024	12,304,882	3.50	7.4	$—
Vested or expected to vest as of December 31, 2024	6,561,952	5.06	6.0	—
Exercisable as of December 31, 2024	6,024,978	5.33	5.7	—

As of December 31, 2024, there was $915,970 of total unrecognized compensation expense related to unvested options that will be recognized over a weighted-average period of approximately 0.3 years. The total fair value of options that vested in the years ended December 31, 2024 and 2023 was $2,919,122 and $1,710,938, respectively. During 2024, the Company issued 3,250 shares of common stock in conjunction with exercises of stock options granted under the 2013 Plan and received $5,398 in cash proceeds from the exercise of these stock options. During 2023, the Company issued 100,960 shares of common stock in conjunction with exercises of stock options granted under the 2013 Plan and received $116,497 in cash proceeds from the exercise of these stock options. Total intrinsic value of the options exercised during the years ended December 31, 2024 and 2023 was $4,091 and $82,300, respectively.

The Company has granted stock options to purchase an aggregate of 2,459,275 shares to certain employees under the 2013 Plan, the vesting of which is subject to performance vesting conditions relating to the achievement of specified regulatory or commercial milestones. The maximum fair value of $650,266 associated with performance-based options granted under the 2013 Plan has been excluded from compensation expense as the completion of the performance milestones was not deemed to be probable as of December 31, 2024.

Restricted Stock Units (RSUs)

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In January 2021, the Company awarded RSUs under the 2013 Plan to all of its employees. The RSUs granted vest over four years in equal installments on each anniversary of the grant date, provided that the employee remains employed by the Company at the applicable vesting date. Compensation expense is recognized on a straight-line basis. As of December 31, 2024, there was $9,541 of total unrecognized compensation expense associated with these RSU grants that will be recognized entirely in the first quarter of 2025.

The following is a summary of RSU activity for the 2013 Plan for the year ended December 31, 2024:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2023	117,157	$3.81
Forfeited	(58,581)	3.81
Vested	(10,443)	3.81
Unvested at December 31, 2024	48,133	3.81

Issuance of Shares to Directors in Lieu of Cash Compensation

In March 2023, the Company’s board of directors amended the Company’s Non-Employee Director Compensation Policy to include an election to receive unrestricted shares of common stock in lieu of quarterly board and committee retainer cash payments. The number of shares to be issued to an electing director is determined on the last day of each fiscal quarter by dividing the dollar amount of the compensation to be paid for such quarter that is subject to the election by the closing price of a share of common stock on the last trading day of the fiscal quarter, rounded up to the nearest whole share. Non-employee directors who made such an election received 13,127 shares of common stock in lieu of cash compensation earned for the quarter ended March 31, 2024. All shares of common stock issued pursuant to such an election were fully vested upon issuance and are classified as “Other Awards” under the 2013 Plan.

In June 2024, the Non-Employee Director Compensation Policy was amended to allow a director to revoke his or her annual election to receive unrestricted shares of common stock in lieu of quarterly board and committee retainer cash payments. The decision to amend the policy followed a significant decline in the market value of the Company’s common stock in May 2024. Without the ability of the directors to revoke the prior elections, the Company would have been obligated to issue a significantly greater number of shares than in prior quarters in lieu of the fixed cash retainer payments. Each of the directors who previously elected to receive unrestricted shares of common stock in lieu of quarterly board and committee retainer cash payments for 2024 revoked their elections in June 2024, and as a result there were no additional shares issued subsequent to March 31, 2024.

Inducement Plan

The Company’s board of directors previously adopted the GlycoMimetics, Inc. Inducement Plan (as amended to date, the Inducement Plan). The Inducement Plan provides for the grant of nonstatutory stock options, restricted stock awards, RSU awards, stock appreciation rights and other forms of stock awards to individuals not previously an employee or director of the Company as an inducement for such individuals to join the Company. Unless otherwise stated in an applicable stock option agreement, one-fourth of the shares subject to an option grant under the Inducement Plan will typically vest upon the first anniversary of the vesting start date, with the balance of the shares vesting in a series of thirty-six successive equal monthly installments as of the first day of each month measured from the first anniversary of the vesting start date, subject to the new employee’s continued service with the Company through the applicable vesting dates. Upon termination of employment by reasons other than death, cause or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant. The Inducement Plan was amended by the board of directors on multiple occasions to increase the number of shares reserved for issuance to 3,000,000 shares as of December 31, 2024. As of December 31, 2024, there were 299,108 shares available for future grants under the Inducement Plan.

A summary of the Company’s stock option activity under the Inducement Plan for the year ended December 31, 2024 is as follows:

			WEIGHTED-	AGGREGATE
		WEIGHTED-	AVERAGE	INTRINSIC
		AVERAGE	REMAINING	VALUE
	OUTSTANDING	EXERCISE	CONTRACTUAL	(IN
	OPTIONS	PRICE	TERM (YEARS)	THOUSANDS)
Outstanding as of December 31, 2023	2,590,400	$1.97	8.0
Options granted	130,000	3.20
Options forfeited	(29,600)	3.85
Outstanding as of December 31, 2024	2,690,800	2.01	7.1	$—
Vested or expected to vest as of December 31, 2024	1,610,833	1.96	6.9	—
Exercisable as of December 31, 2024	1,452,908	1.95	7.0	—

As of December 31, 2024, there was $235,087 of total unrecognized compensation expense related to unvested options under the Inducement Plan that will be recognized over a weighted-average period of approximately 0.3 years. There were no options exercised under the Inducement Plan during the years ended December 31, 2024 or 2023. The total fair value of options that vested in the years ended December 31, 2024 and 2023 was $919,184 and $601,586, respectively.

The Company has granted stock options to purchase an aggregate of 584,200 shares to certain newly hired employees under the Inducement Plan which options are subject to performance-based conditions. The maximum fair value of $825,353 associated with the performance-based options is excluded from the unrecognized compensation expense under the Inducement Plan as the completion of the performance milestones was not probable as of December 31, 2024.

The weighted-average fair value of the options granted under all equity incentive plans during the years ended December 31, 2024 and 2023 was $1.49 and $1.96 per share, respectively, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

	2024	2023
Expected term	6.25 years	6.25 years
Expected volatility	101.79%	78.36%
Risk-free interest rate	4.17%	3.60%
Expected dividend yield	0%	0%

Total stock-based compensation expense associated with stock options and RSUs was classified as follows on the statement of operations for the years ended December 31:

	2024	2023
Research and development expense	$1,271,655	$909,981
General and administrative expense	3,425,891	2,614,495
Total stock-based compensation expense	$4,697,546	$3,524,476

10. Income Taxes

The components of the gross deferred tax asset and related valuation allowance at December 31 were as follows:

	2024	2023
Deferred income tax assets:
Net operating loss carryforward	$96,811,786	$88,746,869
Research and orphan drug credits	54,937,994	53,152,849
Capitalized research costs	11,861,613	10,748,355
Capitalized start-up costs	339,138	532,931
Patent amortization	27,071	42,541
Stock-based compensation	6,699,628	7,324,617
Accrued bonus	25,356	704,974
Operating lease liabilities	18,394	222,452
Other	1,303	87,097
Gross deferred income tax assets	170,722,283	161,562,685
Valuation allowance	(170,722,283)	(161,351,398)
Net deferred income tax assets	—	211,287

Deferred income tax liabilities:
Operating lease right-of-use assets	—	(211,287)
Gross deferred income tax liabilities	—	(211,287)
Net deferred income tax asset/(liability)	$—	$—

Based on the Company’s operating history and management’s expectation regarding future profitability, management believes the Company’s deferred tax assets will not be realizable under ASC 740, Income Taxes. Accordingly, a full valuation allowance was recorded as of December 31, 2024 and 2023.

As of December 31, 2024, the Company had $351.8 million of U.S. Federal and state net operating losses, $10.9 million of research and development tax credits and $44.1 million of orphan drug tax credits available to carry forward. A portion of the net operating loss carryforwards will begin to expire in 2025, the research and development tax credits in 2025 and the orphan drug tax credit in 2033. Under current federal income tax laws, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.

The Company’s tax attributes, including net operating losses and credits, are subject to any ownership changes as defined under Internal Revenue Code Sections 382 and 383. A change in ownership could affect the Company’s ability to utilize its net operating losses and credits. As of December 31, 2024, the Company does not believe that an ownership change has occurred. Any future ownership changes, such as the consummation of the Merger, may cause a limitation on the Company’s ability to utilize existing tax attributes.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Maryland is the only significant state jurisdiction. The Company’s federal income tax returns for tax years 2005 and after remain subject to examination by the U.S. Internal Revenue Service due to tax attributes available to be carried forward to open or future tax years. The Company’s Maryland income tax returns for the tax years 2007 and thereafter remain subject to examination by the Comptroller of Maryland. In addition, all of the net operating losses, research and development tax credit and orphan drug credit carryforwards that may be used in future years are still subject to adjustment. The Company is not currently under examination from any taxing authorities.

The Company did not have unrecognized tax benefits as of December 31, 2024 and 2023, and does not anticipate this to change significantly over the next 12 months. The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Reconciliations between the statutory federal income tax rate and the effective income tax rate of income tax expense is as follows as of December 31:

	2024	2023
U.S. Federal statutory tax rate	21.0%	21.0%
State taxes	5.9	6.3
Research credit	0.4	0.7
Orphan drug credit	4.1	4.1
Stock-based compensation	(5.1)	2.3
Executive compensation	(1.2)	(0.1)
Other	(0.4)	(3.5)
Change in valuation allowance	(24.7)	(30.8)
Provision for income taxes	—%	—%

11.  License and Collaboration Agreements

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

The Company did not recognize any milestone revenue under the Agreement for the years ended December 31, 2024 or 2023.

The Company and Apollomics also entered into a clinical supply agreement pursuant to which the Company agreed to manufacture and supply the Products at agreed upon prices. Apollomics has the option to begin manufacture of the Products after appropriate material transfer requirements are met. The Company did not recognize any revenue under the clinical supplies agreement during the years ended December 31, 2024 or 2023.

12. Employee Benefit Plan

The Company has a defined contribution plan under the Internal Revenue Code Section 401(k). This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. For the years ended December 31, 2024, 2023 and 2022, the Company matched 50% up to the first 6% of employee contributions. All matching contributions have been paid by the Company. The Company’s matching contributions vest in full immediately. The total Company matching contributions were approximately $211,000 and $248,000 for the years ended December 31, 2024 and 2023, respectively.

13. Restructuring and Asset Impairment Charges

In July 2024, the Company’s Board of Directors approved a streamlined operating plan that included a reduction in the Company’s workforce by 26 employees, or approximately 80% of its headcount.

Employees affected by the reduction in force are entitled to receive severance payments and Company-funded medical insurance for a specific time. During the year ended December 31, 2024, the Company recognized $7.0 million of charges for severance and related benefits.

The following is a summary of the activity for accrued severance costs for the year ended December 31, 2024:

2024
Severance accrual, January 1	$—
Charges	7,026,614
Cash payments	(3,539,356)
Severance accrual, December 31	$3,487,258

The accrued severance liability of $3.5 million is payable within the next twelve months and has been included in accrued expenses on the balance sheet as of December 31, 2024.

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

The Company recorded $0.4 million of impairment charges related to its facility operating lease and accelerated depreciation on property and equipment during the year ended December 31, 2024.