Form 10-Q
period 2025-03-31
GLYCOMIMETICS INC
filed 2025-05-14
CIK 1253689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on May 12, 2025 was 64,532,091.

GLYCOMIMETICS, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLYCOMIMETICS, INC.

Balance Sheets

	March 31,	December 31,
	2025	2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,614,186	$10,720,178
Prepaid expenses and other current assets	377,994	371,276
Total current assets	5,992,180	11,091,454
Total assets	$5,992,180	$11,091,454
Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$104,671	$329,304
Accrued expenses	2,512,255	5,381,744
Lease liabilities	—	66,844
Total current liabilities	2,616,926	5,777,892
Total liabilities	2,616,926	5,777,892
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock; $0.001 par value; 150,000,000 shares authorized at March 31, 2025 and December 31, 2024; 64,532,091 shares issued and outstanding at March 31, 2025 and 64,483,958 shares issued and outstanding at December 31, 2024	64,532	64,484
Additional paid-in capital	500,018,828	499,613,448
Accumulated deficit	(496,708,106)	(494,364,370)
Total stockholders’ equity	3,375,254	5,313,562
Total liabilities and stockholders’ equity	$5,992,180	$11,091,454

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2025	2024
Costs and expenses:
Research and development expense	14,776	6,025,461
General and administrative expense	2,384,100	5,089,566
Total costs and expenses	2,398,876	11,115,027
Loss from operations	(2,398,876)	(11,115,027)

Other income
Interest income	55,140	378,360
Net loss and comprehensive loss	$(2,343,736)	$(10,736,667)
Basic and diluted net loss per common share	$(0.04)	$(0.17)
Basic and diluted weighted-average number of common shares outstanding	64,522,257	64,457,233

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	64,483,958	$64,484	$499,613,448	$(494,364,370)	$5,313,562
Vesting of restricted stock units	48,133	48	(48)	—	—
Stock-based compensation	—	—	405,428	—	405,428
Net loss	—	—	—	(2,343,736)	(2,343,736)
Balance at March 31, 2025	64,532,091	$64,532	$500,018,828	$(496,708,106)	$3,375,254

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	64,393,744	$64,394	$494,835,219	$(456,485,212)	$38,414,401
Issuance of common stock for services	15,256	15	35,985	—	36,000
Exercise of options and vesting of restricted stock units	41,835	42	4,856	—	4,898
Stock-based compensation	—	—	1,192,080	—	1,192,080
Net loss	—	—	—	(10,736,667)	(10,736,667)
Balance at March 31, 2024	64,450,835	$64,451	$496,068,140	$(467,221,879)	$28,910,712

The accompanying notes are an integral part of the unaudited financial statements.

GLYCOMIMETICS, INC.

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(2,343,736)	$(10,736,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	14,620
Non-cash lease expense	—	169,571
Issuance of common stock for services	—	36,000
Stock-based compensation	405,428	1,192,080
Changes in assets and liabilities:
Prepaid expenses and other current assets	(6,718)	11,971
Prepaid research and development expenses	—	411,469
Accounts payable	(224,633)	(112,581)
Accrued expenses	(2,869,489)	(1,317,717)
Lease liabilities	(66,844)	(177,575)
Net cash used in operating activities	(5,105,992)	(10,508,829)

Investing activities
Purchases of property and equipment	—	(7,439)
Net cash used in investing activities	—	(7,439)

Financing activities
Proceeds from exercise of stock options	—	4,898
Net cash provided by financing activities	—	4,898
Net change in cash and cash equivalents	(5,105,992)	(10,511,370)
Cash and cash equivalents, beginning of period	10,720,178	41,792,830
Cash and cash equivalents, end of period	$5,614,186	$31,281,460

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

Pursuant to the exchange ratio formula set forth in the Merger Agreement, upon the closing of the Merger (but prior to closing of the Private Placement described below), on a pro forma basis and based upon the number of shares of common stock of the Company expected to be issued in the Merger, pre-Merger Crescent stockholders will own approximately 86.2% of the combined company and pre-Merger stockholders of the Company will own approximately 13.8% of the combined company. After giving further effect to the Private Placement, the pre-Merger Crescent stockholders (inclusive of those investors participating in the Private Placement) are expected to own approximately 97.4% of the combined company and the pre-Merger stockholders of the Company are expected to own approximately 2.6% of the combined company. The exchange ratio will be adjusted to the extent that the Company’s net cash at closing of the Merger is less than $1.0 million and will be based on the amount of proceeds actually received by the Company in the Private Placement.

2. Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern within one year after the date that the financial statements are issued. During 2024, the Company incurred a net loss of $37.9 million and had net cash flows used in operating activities of $31.1 million. During the three months ended March 31, 2025, the Company incurred a net loss of $2.3 million and had net cash flows used in operating activities of $5.1 million. At March 31, 2025, the Company had $5.6 million in cash and cash equivalents and had no committed source of additional funding other than the expected Private Placement. Management believes that given the Company’s current cash position and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about its ability to continue as a going concern after the date that is one year from the date that these financial statements are issued without the closing of the contemplated Merger and Private Placement.

If the contemplated Merger and Private Placement does not close by the third quarter of 2025, the Company may seek other strategic alternatives or liquidate.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is not able to continue as a going concern.

3. Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the United States Securities and Exchange Commission (the SEC) on February 13, 2025 (the Form 10-K).

Basis of Accounting

The accompanying unaudited financial statements were prepared based on the accrual method of accounting in accordance with U.S. generally accepted accounting principles (GAAP).

Unaudited Financial Statements

The accompanying balance sheet as of March 31, 2025, statements of operations and comprehensive loss and stockholders’ equity for the three months ended March 31, 2025 and 2024 and statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2024 contained in the Form 10-K. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2025, its results of operations and changes in its stockholders’ equity for the three months ended March 31, 2025 and 2024 and its cash flows for the three months ended March 31, 2025 and 2024. The December 31, 2024 balance sheet included herein was derived from audited financial statements, but does not include all disclosures including notes required by GAAP for complete annual financial statements. The financial data and other information disclosed in these notes to the financial statements related to the three months ended March 31, 2025 and 2024 are unaudited. Interim results are not necessarily indicative of results for an entire year or for any future period.

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average common shares outstanding, as they would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Stock options and RSUs	11,232,613	13,546,834

5. Prepaid Expenses and Other Current Assets

The following is a summary of the Company’s prepaid expenses and other current assets:

	March 31,	December 31,
	2025	2024
Prepaid expenses	$299,232	$234,696
Other current assets	78,762	136,580
Prepaid expenses and other current assets	$377,994	$371,276

6. Accrued Expenses

The following is a summary of the Company’s accrued expenses:

	March 31,	December 31,
	2025	2024
Accrued research and development expenses	$48,804	$51,306
Accrued consulting and other professional fees	744,095	790,250
Accrued employee benefits	3,528	3,825
Accrued retention	43,585	1,049,105
Accrued severance	1,672,243	3,487,258
Accrued expenses	$2,512,255	$5,381,744

7. Operating Leases

The Company previously leased office and research space in Rockville, Maryland under an operating lease. During the year ended December 31, 2024, the Company abandoned the leased space and recognized an impairment charge of approximately $400,000, representing the carrying value of the right-of-use asset. There were no operating leases in place as of March 31, 2025.

The components of lease expense and related cash flows were as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$557	$188,310
Variable lease cost	29,812	99,887
Total operating lease cost	$30,369	$288,197

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$67,401	$196,314

8. Stockholders’ Equity

Common Stock

During the year ended December 31, 2024, the Company’s board of directors adopted, and its stockholders approved, an increase in the total authorized shares of common stock from 100,000,000 to 150,000,000 shares with a par value of $0.001 per share.

At-The-Market Sales Facility

In March 2022, the Company filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. On April 28, 2022, the Company entered into an at-the-market sales agreement (the Sales Agreement) with Cowen and Company, LLC. Under the Sales Agreement, the Company may sell up to $100.0 million worth of shares of common stock. There were no shares issued under the 2022 Sales Agreement during the year ended December 31, 2024 or the three months ended March 31, 2025. As of March 31, 2025, approximately $66.0 million remained available to be sold under the terms of the Sales Agreement. The shelf registration statement expired on April 28, 2025.

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

Authorized Shares

The maximum number of shares of common stock that may be issued under the 2013 Plan was originally 1,000,000 shares, plus any shares subject to stock options or similar awards granted under the 2003 Plan that expire or terminate without having been exercised in full or are forfeited to or repurchased by the Company. Upon the amendment and restatement of the 2013 Plan in May 2022, the existing share reserve was increased by 2,619,622. Beginning on January 1, 2023 and ending on (and including) January 1, 2029, the maximum number of shares of common stock that may be issued under the 2013 Plan will cumulatively be increased by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the board of directors or the compensation committee thereof. The maximum number of shares that may be issued pursuant to exercise of incentive stock options under the 2013 Plan is 20,000,000 shares. As of March 31, 2025, the total number of shares reserved for issuance under the 2013 Plan was 14,257,627 shares, of which 4,389,042 shares were available for future grants.

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

Stock Options

A summary of the Company’s stock option activity under the 2013 Plan for the three months ended March 31, 2025 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Outstanding	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Outstanding as of December 31, 2024	12,304,882	$3.50	7.4
Options forfeited	(3,318,696)	2.15
Outstanding as of March 31, 2025	8,986,186	4.00	0.8	$—
Vested or expected to vest as of March 31, 2025	6,278,529	5.00	0.9	$—
Exercisable as of March 31, 2025	5,952,070	5.16	0.7	$—

As of March 31, 2025, there was approximately $426,000 of total unrecognized compensation expense related to unvested options that will be recognized over a weighted-average period of approximately 0.8 years. The total fair value of stock options that vested in the three months ended March 31, 2025 and 2024 was $2,184,791 and $1,394,896, respectively. During the three months ended March 31, 2024 the Company issued 2,800 shares of common stock and received $4,898 in cash proceeds from the exercise of these stock options granted under the 2013 Plan. Total intrinsic value of the options exercised during the three months ended March 31, 2024 was $3,758.

The Company has granted stock options to purchase an aggregate of 1,208,550 shares to certain employees under the 2013 Plan, the vesting of which is subject to performance vesting conditions relating to the achievement of specified regulatory or commercial milestones. The maximum fair value of $319,178 associated with performance-based options granted has been excluded from the unrecognized compensation expense under the 2013 Plan as the completion of the performance milestones was not deemed to be probable as of March 31, 2025.

Restricted Stock Units (RSUs)

An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. In January 2021, the Company awarded RSUs under the 2013 Plan to all of its employees. The RSUs vested over four years in equal installments on each anniversary of the grant date, provided that the employee remained employed by the Company at the applicable vesting date. Compensation expense is recognized on a straight-line basis. As of March 31, 2025 all RSUs were vested.

The following is a summary of RSU activity under the 2013 Plan for the three months ended March 31, 2025:

		Weighted-Average
	Number of Shares	Grant Date
	Underlying RSUs	Fair Value
Unvested at December 31, 2024	48,133	$3.81
Vested	(48,133)	3.81
Unvested at March 31, 2025	—	—

Inducement Plan

The Company’s board of directors previously adopted the GlycoMimetics, Inc. Inducement Plan (as amended to date, the Inducement Plan). The Inducement Plan provides for the grant of nonstatutory stock options, restricted stock awards, RSU awards, stock appreciation rights and other forms of stock awards to individuals not previously an employee or director of the Company as an inducement for such individuals to join the Company. Unless otherwise stated in an applicable stock option agreement, one-fourth of the shares subject to an option grant under the Inducement Plan will typically vest upon the first anniversary of the vesting start date, with the balance of the shares vesting in a series of thirty-six successive equal monthly installments as of the first day of each month measured from the first anniversary of the vesting start date, subject to the new employee’s continued service with the Company through the applicable vesting dates. Upon termination of employment by reasons other than death, cause or disability, any vested options will terminate 90 days after the termination date, unless otherwise set forth in a stock option agreement. Stock options generally terminate 10 years from the date of grant. The Inducement Plan was amended by the board of directors on multiple occasions to increase the number of shares reserved for issuance to 3,000,000 shares as of March 31, 2025. As of March 31, 2025, there were 743,481 shares available for future grants under the Inducement Plan.

A summary of the Company’s stock option activity under the Inducement Plan for the three months ended March 31, 2025 is as follows:

			Weighted-Average
			Remaining	Aggregate
	Outstanding	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Outstanding as of December 31, 2024	2,690,800	$2.01	7.1
Options forfeited	(444,373)	1.97
Outstanding as of March 31, 2025	2,246,427	2.01	0.4	$—
Vested or expected to vest as of March 31, 2025	1,588,960	1.95	0.4	$—
Exercisable as of March 31, 2025	1,510,936	1.94	0.4	$—

As of March 31, 2025, there was approximately $87,000 of total unrecognized compensation expense related to unvested options under the Inducement Plan that will be recognized over a weighted-average period of approximately 0.2 years. There were no options exercised under the Inducement Plan during the three months ended March 31, 2025 or 2024. The total fair value of stock options which vested in the three months ended March 31, 2025 and 2024 was $140,683 and $305,219, respectively.

The Company has granted stock options to purchase an aggregate of 549,200 shares to certain newly hired employees under the Inducement Plan which options are subject to performance-based vesting conditions. The maximum fair value of $798,053 associated with the performance-based options has been excluded from the unrecognized compensation expense under the Inducement Plan as the completion of the performance milestones was not deemed to be probable as of March 31, 2025.

The weighted-average fair value of the options granted under all equity incentive plans during the three months ended March 31, 2024 was $2.44 per share, applying the Black-Scholes-Merton option pricing model utilizing the following weighted-average assumptions:

2024
Expected term	6.25 years
Expected volatility	90.37%
Risk-free interest rate	3.89%
Expected dividend yield	0%

Stock-based compensation expense was classified on the statements of operations as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Research and development expense	$—	$348,242
General and administrative expense	405,428	843,838
Total stock-based compensation expense	$405,428	$1,192,080

10. Income Taxes

The Company did not record any tax provision or benefit for the three months ended March 31, 2025 and 2024. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss carryforwards and research and development credits is not more-likely-than-not to be realized at March 31, 2025 and December 31, 2024.

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

The Company did not recognize any milestone revenue under the Agreement for the three months ended March 31, 2025 or 2024. During the three months ended March 31, 2025 Apollomics exercised its right to terminate the Agreement, which will be effective May 21, 2025.

12. Restructuring and Assets Impairment Charges

In July 2024, the Company’s Board of Directors approved a streamlined operating plan that included a reduction in the Company’s workforce by approximately 80%. During the three months ended March 31, 2025, substantially all of the Company’s remaining employees were terminated.

Employees were entitled to receive severance payments and Company-funded medical insurance for a specific time. During the year ended December 31, 2024, the Company recognized $7.0 million of charges for severance and related benefits.

The following is a summary of the activity for accrued severance costs for the three months ended March 31, 2025:

2025
Severance accrual, January 1	$3,487,258
Cash payments	(1,815,015)
Severance accrual, March 31	$1,672,243

The accrued severance liability of $1.7 million is payable within the next twelve months and has been included in accrued expenses on the balance sheet as of March 31, 2025.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K filed with the SEC on February 13, 2025.

Overview

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

The Merger Agreement

Following the strategic review described above, on October 28, 2024 we entered into the Merger Agreement with Crescent, a privately held biotechnology company advancing a pipeline of oncology therapeutics designed to treat solid tumors, pursuant to which Crescent will become a wholly owned subsidiary of us and we will operate under the name Crescent Biopharma, Inc. following the Merger. We anticipate that the Merger will close in the late second quarter of 2025, subject to certain closing conditions, along with the concurrent Private Placement. For additional information about the Merger and the concurrent Private Placement, see Note 1 to the financial statements included in this report. Following the Merger, the current business of Crescent will become the primary business of our company.

Based on our current operating plan, we expect that our current cash and cash equivalents will fund our operations until the closing of the contemplated Merger, which is subject to approval by our stockholders and the stockholders of Crescent and other customary closing conditions; however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. If the contemplated Merger and Private Placement does not close by the third quarter of 2025, the Company may seek other strategic alternatives or liquidate.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies and estimates, please see the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have not been any material changes to our critical accounting policies and estimates since December 31, 2024.

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

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following table sets forth our results of operations:

	Three Months Ended March 31,		Increase/(Decrease)
(dollars in thousands)	2025	2024
Costs and expenses:
Research and development expense	$15	$6,025	$(6,010)	(100)%
General and administrative expense	2,384	5,090	(2,706)	(53)%
Total costs and expenses	2,399	11,115	(8,716)	(78)%
Loss from operations	(2,399)	(11,115)	8,716	78%

Other income
Interest income	55	378	(323)	(85)%
Total other income	55	378	(323)	(85)%
Net loss and comprehensive loss	$(2,344)	$(10,737)	$8,393	78%

The decrease in research and development expense of $6.0 million was primarily due to our winding down of operations beginning in June 2024 following the results from our clinical trials.

The decrease in general and administrative expense of $2.7 million was primarily due to lower personnel-related expenses and professional fees from our winding down of operations beginning in June 2024.

Interest Income

During the three months ended March 31, 2025 interest income decreased by $323,000 due to lower invested cash and cash equivalent balances in the first quarter of 2025 as compared to 2024.

Liquidity and Capital Resources

Sources of Liquidity

We historically financed our operations primarily through public offerings and private placements of our capital stock, including at-the-market equity sales agreements and upfront and milestone payments from our license and collaboration agreements. As of March 31, 2025, we had $5.6 million in cash and cash equivalents. Based on our current operating plan, we expect that our current cash and cash equivalents will fund our operations until the closing of the Merger, which is subject to approval by our stockholders and the stockholders of Crescent and other customary closing conditions; however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. If we are unable to close the Merger or raise additional capital, we will need to eliminate some or all of our operations or liquidate our company. The Private Placement is subject to the satisfaction or waiver of the closing conditions of the Merger and would close immediately following the closing of the Merger.

In March 2022, we filed a shelf registration statement with the SEC, which was declared effective on April 22, 2022. In April 2022, we entered into an at-the-market sales agreement, or the Sales Agreement, with Cowen and Company. Under the Sales Agreement, we may sell up to $100.0 million in shares of our common stock. There were no shares sold in the year ended December 31, 2024 or the three months ended March 31, 2025. As of March 31, 2025, $66.0 million remained available to be sold under the Sales Agreement, although we have no current plans to sell additional shares under the Sales Agreement prior to the closing of the Merger, and the shelf registration expired on April 28, 2025.

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming that we will continue as a going concern within one year after the date that the financial statements are issued. During 2024, we incurred a net loss of $37.9 million and had net cash flows used in operating activities of $31.1 million. During the three months ended March 31, 2025, we incurred a net loss of $2.3 million and had net cash flows used in operating activities of $5.1 million. At March 31, 2025, we had $5.6 million in cash and cash equivalents and had no committed source of additional funding other than the expected Private Placement. Management believes that given our current cash position and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about our ability to continue as a going concern after the date that is one year from the date that these financial statements are issued without the closing of the contemplated Merger and Private Placement.

If the contemplated Merger and Private Placement does not close by the third quarter of 2025, we may seek other strategic alternatives or liquidate.

Cash Flows

The following is a summary of our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in:
Operating activities	$(5,106)	$(10,509)
Investing activities	—	(7)
Financing activities	—	5
Net change in cash and cash equivalents	$(5,106)	$(10,511)

Operating Activities

Net cash used in operating activities was $5.1 million for the three months ended March 31, 2025 compared to $10.5 million for the three months ended March 31, 2024. The decrease is due to our winding down of operations beginning in June 2024 following the results from our clinical trials.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was for computer and laboratory equipment.

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

Our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors as of the date of this quarterly report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 13, 2025.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.       OTHER INFORMATION

During the three months ended March 31, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

ITEM 6.       EXHIBITS

Exhibit No.	Document

2.1

Agreement and Plan of Merger and Reorganization, dated as of October 28, 2024, by and among the Registrant, Gemini Merger Sub Corp., Gemini Merger Sub II, LLC and Crescent Biopharma, Inc. (incorporated by reference to Exhibit 2.1 to the Registrants’ Current Report on Form 8-K (File No. 001-36177), filed with the Commission on October 29, 2024).

2.2

Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of February 14, 2025, by and among the Registrant, Gemini Merger Sub Corp., Gemini Merger Sub II, LLC and Crescent Biopharma, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on February 14, 2025).

2.3

Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated as of April 28, 2025, by and among the Registrant, Gemini Merger Sub Corp., Gemini Merger Sub II, LLC and Crescent Biopharma, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on April 29, 2025).

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

3.5

Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 29, 2024).

4.1

Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-191567), filed with the Commission on October 31, 2013).

4.2

Form of Pre-funded Warrant (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-285035), filed with the Commission on April 4, 2025).

10.1

Form of Amended and Restated Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36177), filed with the Commission on February 14, 2025).

10.2

Separation Agreement, dated as of February 20, 2025, by and between the Registrant and Harout Semerjian (incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-285035), filed with the Commission on April 29, 2025).

10.3

Consulting Agreement, dated as of February 21, 2025, by and between the Registrant and Harout Semerjian (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-285035), filed with the Commission on April 29, 2025).

Exhibit No.	Document
10.4

Separation Agreement, dated as of February 20, 2025, by and between the Registrant and Brian Hahn (incorporated by reference to Exhibit 10.31 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-285035), filed with the Commission on April 29, 2025).

10.5

Consulting Agreement, dated as of February 21, 2025, by and between the Registrant and Brian Hahn (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-285035), filed with the Commission on April 29, 2025).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

GLYCOMIMETICS, INC.

Date: May 14, 2025	By:	/s/ Brian M. Hahn
Brian M. Hahn
Principal Executive and Financial Officer
(On behalf of the Registrant and as Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)