Form 10-Q
period 2025-06-30
CRESCENT BIOPHARMA, INC.
filed 2025-07-31
CIK 1253689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-36177
________________________________
Crescent Biopharma, Inc.
(Exact name of registrant as specified in its charter)
________________________________

Cayman Islands	06-1686563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Fifth Avenue
Waltham, MA	02451
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (617) 430-5595

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.001 par value per share	CBIO	The Nasdaq Capital Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
As of July 25, 2025, there were 13,892,562 of the issuer’s ordinary shares outstanding.

i

Part I. Financial Information
Item 1. Financial Statements
CRESCENT BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash	$152,645	$34,766
Prepaid expenses and other current assets	1,582	38
Total current assets	154,227	34,804
Property and equipment, net	193	—
Operating lease right-of-use assets	1,607	—
Restricted cash	106	—
Other assets	1,300	813
Total assets	$157,433	$35,617
Liabilities, Convertible Preferred Shares, and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,648	$107
Accrued expenses and other current liabilities(1)	7,608	2,225
Related party accounts payable and other current liabilities	5,183	7,221
Operating lease liability, current	211	—
Warrant liability, related party	2,096	61
Total current liabilities	16,746	9,614
Long term liabilities
Operating lease liability, noncurrent	1,433	—
Notes payable, noncurrent(2)	—	37,482
Total liabilities	18,179	47,096
Commitments and contingencies (Note 12)
Convertible preferred shares:
Series Seed convertible preferred shares, $0.0001 par value; no shares and 20,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; no shares and 20,000,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; liquidation preference of $0 and $4,000 as of June 30, 2025 and December 31, 2024, respectively	—	4,000
Shareholders’ equity (deficit):
Series A non-voting convertible preferred shares, $0.001 par value; 5,000,000 shares and no shares authorized as of June 30, 2025 and December 31, 2024, respectively; 2,890 shares and no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4,000	—
Ordinary shares, $0.001 par value; 175,000,000 and 40,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively, 13,892,562 and 1,018,604 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	14	1
Additional paid-in capital	190,045	2,387
Accumulated deficit	(54,805)	(17,867)
Total shareholders' equity (deficit)	139,254	(15,479)
Total liabilities, convertible preferred shares, and shareholders’ equity (deficit)	$157,433	$35,617
________________________
(1)Includes related party amount of $341 as of December 31, 2024.
(2)Includes related party amount of $14,993 as of December 31, 2024.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESCENT BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Operating expenses
Research and development(1)	$12,081	$22,708
General and administrative(2)	8,949	12,547
Total operating expenses	21,030	35,255
Loss from operations	(21,030)	(35,255)
Other income (expense):
Interest income	313	502
Interest expense(3)	(1,073)	(2,185)
Total other expense	(760)	(1,683)
Net loss and comprehensive loss	$(21,790)	$(36,938)

Net loss per share attributable to ordinary shareholders, basic and diluted	$(4.93)	$(14.11)
Net loss per share attributable to Series A non-voting convertible preferred shareholders, basic and diluted	$(4,930.97)	$(14,104.90)

Weighted-average ordinary shares outstanding used in computing net loss per share to ordinary shareholders, basic and diluted	3,856,925	2,331,339
Weighted-average Series A non-voting convertible preferred shares outstanding used in computing net loss per share to Series A non-voting convertible preferred shareholders, basic and diluted	565	286
_________________________
(1)Includes related party amount of $6,292 and $15,069 for the three and six months ended June 30, 2025, respectively.
(2)Includes related party amount of $164 and $630 for the three and six months ended June 30, 2025, respectively.
(3)Includes related party amount of $420 and $865 for the three and six months ended June 30, 2025, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESCENT BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
(In thousands, except share amounts)

	Convertible Preferred Stock		Series A Non-Voting Preferred Shares		Ordinary Shares(1)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2024	20,000,000	$4,000	—	$—	1,018,604	$1	$2,387	$(17,867)	$(15,479)
Stock-based compensation expense	—	—	—	—	-	—	466	—	466
Early exercise of stock options	—	—	—	—	811	—	—	—	—
Net loss	—	—	—	—	-	—	—	(15,148)	(15,148)
Balances as of March 31, 2025	20,000,000	$4,000	—	$—	1,019,415	$1	$2,853	$(33,015)	$(30,161)
Repurchase and cancellation of restricted stock awards	—	—	—	—	(127,889)	—	(177)	—	(177)
Exchange of Series Seed convertible preferred stock for Series A non-voting convertible preferred shares upon the closing of the reverse recapitalization	(20,000,000)	(4,000)	2,890	4,000	—	—	—	—	4,000
Conversion of convertible notes (including accrued interest) into ordinary shares and pre-funded warrants upon the closing of the reverse recapitalization	—	—	—	—	1,850,790	2	40,513	—	40,515
Issuance of ordinary shares and pre-funded warrants in the Pre-Closing financing	—	—	—	—	10,504,926	11	159,464	—	159,475
Issuance costs of Pre-closing financing and reverse recapitalization	—	—	—	—	—	—	(17,201)	—	(17,201)
Issuance of ordinary shares to former shareholders of GLYC in connection with the closing of the reverse recapitalization	—	—	—	—	645,320	—	525	—	525
Share-based compensation	—	—	—	—	—	—	4,068	—	4,068
Net loss	—	—	—	—	—	—	—	(21,790)	(21,790)
Balances as of June 30, 2025	—	$—	2,890	$4,000	13,892,562	$14	$190,045	$(54,805)	$139,254
_________________________
(1)Includes issuance of 296,106 restricted stock awards (see Note 8)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESCENT BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

Six Months Ended June 30, 2025
Cash flows from operating activities:
Net loss	$(36,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense(1)	6,569
Depreciation expense	2
Non-cash interest expense(2)	2,185
Non-cash lease expense	23
Changes in operating assets and liabilities:
Accounts payable	(431)
Accrued expenses and other current liabilities	4,417
Related party accounts payable and other current liabilities	(2,038)
Operating lease liability	14
Prepaid expenses and other current assets	(1,134)
Other assets	78
Net cash used in operating activities	(27,253)
Cash flows from investing activities:
Purchases of property and equipment	(140)
Net cash used in investing activities	(140)
Cash flows from financing activities:
Proceeds from the Pre-Closing Financing, net	144,281
Cash acquired in connection with the reverse recapitalization	1,269
Proceeds from early exercise of options	5
Repurchase of equity awards	(177)
Net cash provided by financing activities	145,378
Net increase in cash and restricted cash	117,985
Cash at beginning of period	34,766
Cash and restricted cash at end of period	$152,751

Supplemental disclosure of non-cash operating and financing activities:
Operating lease liability arising from obtaining operating right-of-use asset	$1,630
Assets acquired in connection with the reverse recapitalization	$1,710
Other liabilities assumed in connection with the reverse recapitalization	$(2,454)
Purchases of property and equipment included in accounts payable and accrued expenses	$55
Pre-Closing Financing and reverse recapitalization issuance costs included in accounts payable and accrued expenses	$1,274
Convertible note principal and non-cash accrued interest converted to ordinary shares	$40,515
Non-cash exchange of Pre-Merger Crescent Series Seed Preferred Stock for Series A Non-Voting Convertible Preferred Shares	$4,000
_________________________
(1)Includes related party amount of $2,035, which is classified as a liability, for the six months ended June 30, 2025.
(2)Includes related party amount of $865 for the six months ended June 30, 2025.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESCENT BIOPHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Nature of the Business and Basis of Presentation
Background and Basis of Presentation
Crescent Biopharma, Inc., together with its subsidiaries (collectively “Crescent” or the “Company”), formerly known as GlycoMimetics, Inc. (“GlycoMimetics”), is a biotechnology company that is the result of the reverse recapitalization discussed below. Prior to the reverse recapitalization, the private company Crescent Biopharma, Inc. (“Pre-Merger Crescent”) was established and incorporated under the laws of the state of Delaware on September 19, 2024. The Company was founded to research and develop cancer therapy candidates licensed from Paragon Therapeutics, Inc. (“Paragon”), an antibody discovery engine founded by Fairmount Funds Management LLC (“Fairmount”). The Company is based in Waltham, Massachusetts and was formed to develop therapies for the treatment of solid tumors.
These condensed consolidated financial statements reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2025, and its results of operations and cash flows for the three and six months ended June 30, 2025. The condensed balance sheet as of December 31, 2024, included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. The condensed consolidated financial statements and accompanying notes are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and therefore do not include all information and disclosures normally included in the annual financial statements.
The results for the three and six months ended June 30, 2025 are not necessarily indicative of results expected for the full fiscal year or any subsequent interim period. The condensed consolidated financial statements include the financial statements of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Reverse Recapitalization and Pre-Closing Financing
On June 13, 2025 (the “Closing Date”), the Company consummated the transaction (the “Closing”) pursuant to that certain Agreement and Plan of Merger and Reorganization, dated as of October 28, 2024, which agreement was subsequently amended on February 14, 2025 and April 28, 2025 (as amended, the “Merger Agreement”), by and among GlycoMimetics, Gemini Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of GlycoMimetics (“First Merger Sub”), Gemini Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of GlycoMimetics (“Second Merger Sub”), and Pre-Merger Crescent. As part of the Closing, First Merger Sub merged with and into Pre-Merger Crescent, with Pre-Merger Crescent surviving as a wholly owned subsidiary of GlycoMimetics and the surviving corporation of the merger (the “First Merger”), and, immediately following the First Merger and as part of the same overall transaction, Pre-Merger Crescent merged with and into Second Merger Sub, with Second Merger Sub being the surviving entity of the merger (the “Second Merger” and, together with the First Merger, the “Merger”). Second Merger Sub changed its corporate name to “Crescent Biopharma Operating Company, LLC” and GlycoMimetics changed its name to “Crescent Biopharma, Inc.” The combined company is led by Pre-Merger Crescent’s management team and remains focused on developing novel therapies designed to set a new standard for treatment of solid tumors.
In accordance with an exchange ratio determined in accordance with the terms of the Merger Agreement (the “Exchange Ratio”), at the effective time of the First Merger (the “First Effective Time”), (i) each then-outstanding share of Pre-Merger Crescent common stock (including shares of Pre-Merger Crescent common stock issued in connection with the Crescent Pre-Closing Financing) was converted into the right to receive a number of shares of GlycoMimetics common stock equal to the Exchange Ratio, (ii) each then-outstanding share of Pre-Merger Crescent Series Seed Preferred Stock, par value $0.0001 per share (the “Series Seed Preferred Stock”), was converted into the right to receive a number of shares of GlycoMimetics Series A non-voting convertible preferred stock, par value $0.001 per share (the “Series A Preferred Stock”), equal to the Exchange Ratio divided by 1,000, (iii) each then-outstanding option to purchase Pre-Merger Crescent common stock was assumed by GlycoMimetics and was converted into an option to purchase shares of GlycoMimetics common stock, (iv) each then-outstanding Pre-Merger Crescent restricted stock unit was assumed by GlycoMimetics, and

(v) each then-outstanding pre-funded warrant to purchase shares of Pre-Merger Crescent common stock was converted into a pre-funded warrant to purchase shares of GlycoMimetics common stock.
The Exchange Ratio was calculated as 0.1445 shares of GlycoMimetics common stock for each share of Pre-Merger Crescent common stock (and 0.0001445 shares of Series A Preferred Stock for each share of Pre-Merger Crescent Series Seed Preferred Stock) on the Closing Date, which gives effect to a 1-for-100 reverse stock split of GlycoMimetics common stock immediately prior to the Merger. The par value per share and the number of authorized shares were not adjusted as a result of the Exchange Ratio. The shares of the Company’s common stock underlying outstanding stock options, restricted stock units, restricted stock awards, and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. All references to common stock, options to purchase common stock, common stock share data, per share data, and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Exchange Ratio for all periods presented, unless otherwise specifically indicated or the context otherwise requires.
Immediately prior to the completion of the Merger, and in order to provide Crescent with additional capital for its development programs, Pre-Merger Crescent issued and sold, and certain new and current investors purchased, 85,506,824 shares of common stock of Pre-Merger Crescent and 19,149,690 Pre-Merger Crescent pre-funded warrants, exercisable for 19,149,690 shares of Pre-Merger Crescent common stock, at an estimated purchase price of $1.9110 per share or an estimated purchase price of $1.9109 per warrant, for the aggregate amount of $200.0 million, which includes $37.5 million of proceeds previously received from the issuance of the Convertible Notes (as defined herein) and accrued interest of $3.0 million on such Convertible Notes and the related conversion into 21,200,564 shares of Pre-Merger Crescent common stock and pre-funded warrants in connection with the Crescent Pre-Closing Financing. At the Closing of the Merger, based on the Exchange Ratio, the Pre-Merger Crescent common stock and pre-funded warrants subscribed for were converted into the right to receive 12,355,716 shares of common stock and 2,767,122 pre-funded warrants. Shares of Pre-Merger Crescent common stock and pre-funded warrants to purchase shares of Crescent common stock issued pursuant to the Subscription Agreement were converted into shares of GlycoMimetics common stock and pre-funded warrants to purchase shares of GlycoMimetics common stock at Closing per the Merger Agreement.
The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Pre-Merger Crescent was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the fact that, immediately following the Merger: (i) Pre-Merger Crescent stockholders own a substantial majority of the voting rights in the combined company; (ii) Pre-Merger Crescent’s largest stockholders retain the largest interest in the combined company; (iii) Pre-Merger Crescent designated a majority of the initial members of the board of directors of the combined company; and (iv) Pre-Merger Crescent’s executive management team became the management team of the combined company. Accordingly, for accounting purposes: (i) the Merger was treated as the equivalent of Pre-Merger Crescent issuing stock to acquire the net assets of GlycoMimetics, and (ii) the reported historical operating results of the combined company prior to the Merger are those of Pre-Merger Crescent. Additional information regarding the Merger is included in Note 3.
Redomestication
On June 16, 2025, Crescent changed its jurisdiction of incorporation from the State of Delaware to the Cayman Islands (the “Redomestication”) pursuant to a plan of conversion (the “Plan of Conversion”). The Redomestication became effective on June 16, 2025 and was accomplished by the filing of (i) a Certificate of Conversion with the Secretary of State of the State of Delaware and (ii) the requisite documents required under section 201 of the Companies Act (as amended) of the Cayman Islands (the “Companies Act”), as well as the Cayman Islands memorandum and articles of association of the Company (the “Articles”), with the Cayman Islands Registrar of Companies. For purposes of these condensed consolidated financial statements, references to “Crescent Delaware” mean Crescent prior to the Redomestication.
Upon the Redomestication, among other things: (i) each outstanding share of common stock, par value $0.001 per share, of Crescent Delaware automatically converted into one ordinary share, par value $0.001 per share, of the Company; (ii) each outstanding share of Series A Non-Voting Convertible Preferred Stock, par value $0.001 per share, of Crescent Delaware automatically converted into one share of Series A Non-Voting Convertible Preferred Share, par value $0.001 per share, of the Company (the “Series A Preferred Shares”); (iii) each outstanding option to purchase shares of common stock of Crescent Delaware automatically converted into an option to purchase ordinary shares of the Company; (iv) each outstanding restricted stock unit of Crescent Delaware automatically converted into a restricted stock unit of the Company;

and (v) each warrant to purchase shares of common stock Crescent Delaware automatically converted into a warrant to purchase ordinary shares of the Company.
The rights of holders of ordinary shares of the Company are now governed by the Company's memorandum and articles of association and Cayman Islands law.

Liquidity and Going Concern
Since its inception, the Company has devoted substantially all of its resources to advancing the development of its portfolio of programs, organizing and staffing the Company, business planning, raising capital, and providing general and administrative support for these operations. Current and future programs will require significant research and development efforts, including preclinical and clinical trials, and regulatory approvals to commercialization. Until such time as the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operating activities through a combination of equity offerings and debt financings.
The Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations since inception. The Company has incurred net losses of $21.8 million and $36.9 million during the three and six months ended June 30, 2025, respectively, and has an accumulated deficit of $54.8 million at June 30, 2025. For the six months ended June 30, 2025, the Company used net cash of $27.3 million for its operating activities.
As of June 30, 2025, the Company had cash of $152.6 million. The Company’s management expects that the existing cash will be sufficient to fund the Company’s operating plans for at least twelve months from the date these condensed consolidated financial statements were issued. The Company expects that its research and development and general and administrative costs will continue to increase significantly, including in connection with conducting future preclinical activities and clinical trials and manufacturing for its existing product candidates and any future product candidates to support commercialization and providing general and administrative support for its operations, including the costs associated with operating as a public company. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company may be required to significantly curtail, delay, or discontinue one or more of its research or development programs or the commercialization of any product candidate, or be unable to expand its operations, or otherwise capitalize on the Company’s business opportunities, as desired, which could materially harm the Company’s business, financial condition, and results of operations.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected within these financial statements include but are not limited to research and development expenses and any applicable prepaid or accrued costs and the valuation of share-based compensation awards and related expenses. The Company bases its estimates on known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts, and experience. Actual results may differ materially from those estimates or assumptions.
Segment Information
The Company operates and manages its business as a single segment for the purposes of assessing performance and making operating decisions. The Company’s chief executive officer, who is the chief operating decision maker (the “CODM”), reviews the Company’s financial information for purposes of evaluating financial performance and allocating resources (see Note 15).
Concentrations of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash and restricted cash. The Company maintains its cash balances at multiple accredited financial institutions in amounts that, at times, may exceed federally insured limits. However, the Company has not experienced any losses on its deposits of cash.
The Company is dependent on third-party organizations to research, develop, manufacture, and process its potential product candidates for its development programs. The Company expects to continue to be dependent on a small number of manufacturers to supply it with its requirements for all products. The Company’s research and development programs could be adversely affected by a significant interruption in the supply of the necessary materials. A significant amount of the Company’s research and development activities are performed under its agreements with Paragon (see Note 10).
Fair Value Measurements
Certain assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1 — Quoted prices in active markets that are identical assets or liabilities.
•Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies, and similar techniques.
The carrying values of the Company’s prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair values due to their relatively short maturity periods.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life (Years)
Leasehold improvements	Shorter of the lease life or 10
Furniture and fixtures	5
Classification of Convertible Preferred Shares
Prior to the reverse recapitalization, the Company had classified its Pre-Merger Crescent Series Seed Preferred Stock (the “Convertible Preferred Stock”) outside of stockholders’ equity (deficit) on the Company’s condensed consolidated balance sheet because the holders of such stock have certain liquidation rights in the event of a deemed liquidation event that, in certain situations, is not solely within the control of the Company and would require the redemption of the then-outstanding convertible preferred stock.
Upon the closing of the Merger, the Company converted its Pre-Merger Crescent Series Seed Preferred Stock to Series A Preferred Shares and has classified the Series A Preferred Shares within shareholders’ equity (deficit) on its condensed consolidated balance sheet because the Series A Preferred Shares is not redeemable or puttable to the Company by the holder under any circumstances.
Convertible Notes Payable
The Company accounted for the Convertible Note (as defined in Note 6) at amortized cost. The Company considered if optional conversion features are required to be bifurcated and separately accounted for as a derivative. Costs related to the issuance of the Convertible Note were recorded as a debt discount, amortized over the term of the Convertible Note (see

Note 6) and were accounted for as interest expense in other income (expense) within the condensed consolidated statement of operations and comprehensive loss using the effective interest method. At the effective time of the Merger, shares of Pre-Merger Crescent common stock and pre-funded warrants issued pursuant to the conversion of the Convertible Notes (including accrued interest) automatically converted into shares of Crescent common stock and pre-funded warrants (see Note 1).
Research and Development Contract Costs Accruals
The Company records the costs associated with research studies and manufacturing development as incurred. These costs are a significant component of the Company’s research and development expenses, with a substantial portion of the Company’s ongoing research and development activities conducted to date by vendors, including the Company’s related party Paragon (see Note 10), contract manufacturing organizations (“CMOs”), and contract research organizations (“CROs”).
The Company accrues for expenses resulting from obligations under its discovery and option agreements (the “Option Agreements”) by and among the Company, Paragon and Parascent Holding LLC (“Parascent”), and agreements with CROs, CMOs and other vendors for which payment flows may not match the periods over which materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with Paragon, CROs, CMOs and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. The Company makes significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to Paragon, a CRO, CMO, or other outside service provider, the payments will be recorded as a prepaid asset which will be expensed as the contracted services are performed. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations. As of June 30, 2025, the Company has not experienced any material deviations between accrued and actual research and development expenses.
Leases
At the lease commencement date, when control of the underlying asset is transferred from the lessor to the Company, the Company classifies a lease as either an operating or finance lease and recognizes a right-of-use (“ROU”) asset and a current and non-current lease liability, as applicable, in the balance sheet if the lease has a term greater than one year. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise its option.
At the lease commencement date, operating lease liabilities and their corresponding ROU assets are recorded at the present value of future minimum lease payments over the expected remaining lease term. The Company determines the present value of lease payments using the implicit rate, if readily determinable, or the incremental borrowing rate. The incremental borrowing rate is estimated based on the rate the Company would have to pay on a collateralized basis over a similar term as the lease. For operating leases, lease expense for lease payments is recognized on a straight-line basis over the lease term. For finance leases, lease expense includes amortization expense of the ROU asset recognized on a straight-line basis over the lease term and interest expense recognized on the finance lease liability. In addition, certain adjustments to the ROU asset may be required for items such as lease prepayments, incentives received, or initial direct costs. As of June 30, 2025, the Company has one operating lease and no finance leases.
The Company accounts for lease and non-lease components related to operating leases as a single lease component. The Company has elected that costs associated with leases having an initial term of 12 months or less are recognized in the condensed consolidated statement of operations and comprehensive loss on a straight-line basis over the lease term and are not recorded on its condensed consolidated balance sheets. Variable lease expense is recognized as incurred and consists primarily of real estate taxes, utilities, and other office space related expenses.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs include salaries and bonuses, share-based compensation, employee benefits, and external costs of vendors and consultants engaged to conduct research and development activities, which include amounts reimbursed to Paragon under the Paragon Option Agreements (as defined in Note 10).
Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses on the accompanying condensed consolidated balance sheet. The prepaid amounts are expensed as the related goods are delivered or the services are performed, or when it is no longer expected that the goods will be delivered, or the services rendered.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and bonuses, share-based compensation, employee benefits, finance and administration costs, and professional fees.
Commitments and Contingencies
The Company may be subject to contingent liabilities, such as legal proceedings and claims, that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability on the condensed consolidated balance sheet. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of reasonably possible losses. As of June 30, 2025, no liabilities were recorded for loss contingencies (see Note 12).
Share-Based Compensation
The Company classifies share-based compensation expense in its condensed consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.
The Company grants stock options, restricted stock awards and restricted stock units that are subject to service-based vesting conditions. Compensation expense for awards to employees and directors with service-based vesting conditions is recognized using the straight-line method over the requisite service period, which is generally the vesting period of the respective award. Compensation expense for awards to non-employees with service-based vesting conditions is recognized in the same manner as if the Company had paid cash in exchange for the goods or services, which is generally over the vesting period of the award. Forfeitures are accounted for as they occur. The Company has issued stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) with service-based vesting conditions only.
The Company measures all share-based awards granted to employees, directors and non-employees in the form of stock options to purchase shares of its ordinary shares, based on the fair value of the awards on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option pricing model uses as inputs the fair value of the Company’s ordinary shares, and certain management estimates, including the expected stock price volatility, the expected term of the award, the risk-free interest rate, and expected dividends. Expected volatility is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. The Company selects companies with comparable characteristics with historical share price information that approximates the expected term of the equity-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of the stock options. The Company will continue to apply this method until a sufficient amount of historical information regarding the volatility of its share price becomes available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. For employee and non-employee awards the Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to lack of historical exercise data. The expected dividend yield is assumed to be zero as the Company has no current plans to pay any dividends on ordinary shares.
The Company measures the fair value of RSAs and RSUs using the difference, if any, between the purchase price per share of the award and the fair value of the Company’s ordinary shares at the date of grant.
Early Exercise of Stock Options
The terms of the 2024 Equity Incentive Plan (the “2024 Plan”) permit option holders to exercise options before their options are vested, subject to certain limitations. The early exercised options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. While such shares are considered legally outstanding, they are not deemed to be outstanding for accounting purposes until they vest and are therefore excluded from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. A liability is recognized related to the cash proceeds of the unvested options and is reclassified into ordinary shares and additional paid-in capital as the shares vest and the repurchase right lapses. All early exercised options were unvested and accrued on the condensed consolidated balance sheet as of June 30, 2025.
Net Loss per Share Attributable to Ordinary Shareholders
Basic and diluted net loss attributable to shareholders per share is presented in conformity with the two-class method required for participating securities (ordinary shares and Series A Preferred Shares). Basic earnings per share is computed by dividing net income available to each class of shares by the weighted-average number of ordinary shares and participating securities outstanding during the period. Pre-funded warrants were included as the exercise price is negligible and these warrants are fully vested and exercisable. Series A Preferred Shares share the same characteristics as the Company’s ordinary shares and has no substantive preference attributed to them and, accordingly, has been considered a class of ordinary shares in the computation of net loss per share regardless of their legal form.
Net loss is allocated to ordinary shares based on its proportional ownership on an as-converted basis. Net loss is not allocated to participating securities as they do not have an obligation to fund losses. The weighted-average number of shares outstanding of ordinary shares reflects changes in ownership over the periods presented.
Diluted net loss per share is computed by dividing the net loss attributable to shareholders adjusted for income (expenses), net of tax, related to any diluted securities, by the weighted-average number of ordinary shares and potentially dilutive securities outstanding for the period. For purposes of this calculation, the Company’s outstanding stock options to purchase common stock, unvested restricted stock units and unvested restricted stock awards are considered potentially dilutive ordinary shares.
The Company generated a net loss for the periods presented. Accordingly, basic and diluted net loss per share is the same because the inclusion of the potentially dilutive securities would be anti-dilutive.
Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. The potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.
The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.
The Company had accrued no amounts for interest or penalties related to uncertain tax positions as of June 30, 2025. The Company did not have any uncertain tax positions as of June 30, 2025.
Recently Adopted Accounting Pronouncement
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”), which revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. ASU 2025-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted.

ASU 2025-03 is required to be applied prospectively. The Company early adopted this ASU on a prospective basis as of April 1, 2025. The early adoption of ASU 2025-03 did not have any impact on the accounting conclusions related to the closing of the Merger on June 13, 2025 or the Company's condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding taxes paid both in the U.S. and foreign jurisdictions. This update is effective beginning with the Company’s 2025 fiscal year annual reporting period. The Company is currently evaluating the impact of this standard on its financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 require public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for the Company’s annual reporting period beginning after December 15, 2026 and interim reporting periods beginning after December 27, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements.
3. Reverse Recapitalization and Pre-Closing Financing
As described within the Reverse Recapitalization and Pre-Closing Financing section in Note 1, on June 13, 2025, the reverse recapitalization between Pre-Merger Crescent and GlycoMimetics was consummated. The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. At the effective time of the Merger, substantially all of the assets of GlycoMimetics consisted of cash and other nominal non-operating assets and liabilities. No goodwill or intangible assets were recognized.
As part of the recapitalization, the Company acquired the assets and liabilities listed below (in thousands):

As of June 13, 2025
Cash	$1,269
Prepaid expenses and other assets	1,710
Accounts payable	(1,303)
Accrued expenses	(1,151)
Net assets acquired	$525
4. Restricted Cash
Restricted cash as of June 30, 2025 was held as collateral for a stand-by letter of credit issued by the Company to its Sublandlord (as defined in Note 11) in connection with the current lease for its principal facilities located at 300 Fifth Avenue, Waltham, Massachusetts. For additional information regarding the Company’s lease, refer to Note 11. Cash and restricted cash consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Cash	$152,645	$34,766
Restricted cash	106	—
Total cash and restricted cash shown in the statements of cash flows	$152,751	$34,766

5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued interest (1)	$—	$852
Accrued research and development	3,989	713
Accrued professional and consulting	2,053	645
Accrued employee compensation and benefits	1,566	15
Total accrued expenses and other current liabilities	$7,608	$2,225
_________________________
(1)Includes related party amount of $341 as of December 31, 2024.
6. Convertible Notes Payable
In October 2024, the Company entered into a Convertible Note Purchase Agreement (the “Note Purchase Agreement”) with a series of investors, pursuant to which the Company issued convertible notes with an initial principal amount of $37.5 million (of which $15.0 million is from a related party) (the “Convertible Notes”). The principal amount and all accrued interest of the Convertible Notes would automatically convert into the Pre-Merger Crescent’s common stock or preferred stock in connection with the closing of a Next Equity Financing (as defined in the Note Purchase Agreement) or other events (e.g., a sale of substantially all Company assets, a merger, etc.). The Convertible Notes accrued interest at a rate of 12.0% per annum, compounded annually. All unpaid interest and principal was scheduled to mature on December 31, 2026 (the “Maturity Date”). Prepayment was not permitted without the prior written consent of the majority of the holders of the Convertible Notes. The principal payment along with the accrued interest on each Convertible Note was due in full on the Maturity Date. Pursuant to the Note Purchase Agreement, the Company had the right to sell and issue additional Convertible Notes up to an aggregate principal amount equal to $37.5 million, in addition to the $37.5 million of initial principal amount of the Convertible Notes for a total aggregate principal amount of up to $75.0 million.
The Company assessed all terms and features of the Convertible Notes in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the embedded features. The Company determined that the share settled redemption feature was clearly and closely related to the debt host and did not require separate accounting. The Company determined that the conversion options of the Convertible Notes, including the conversion features related to a defaulting purchaser and highest interest rate, were not clearly and closely associated with a debt host. However, these features did not meet the definition of a derivative under ASC 815, Derivatives and Hedging, and as a result, did not require separate accounting as a derivative liability.
The Company paid debt issuance costs of less than $0.1 million in relation to the Convertible Notes. The debt issuance costs were reflected as a reduction of the carrying value of Convertible Notes on the condensed consolidated balance sheet and were being amortized as interest expense over the term of the Convertible Notes using the effective interest method. For the three and six months ended June 30, 2025, the Company recognized interest expense related to the Convertible Notes of $1.1 million and $2.2 million, respectively, which includes non-cash interest expense related to the amortization of debt issuance.
Immediately prior to the closing of the Merger, the Convertible Notes were converted into 12,808,261 shares of Pre-Merger Crescent common stock and pre-funded warrants to purchase 8,392,303 shares of Pre-Merger Crescent common stock based on the aggregate principal amount of $37.5 million plus $3.0 million in unpaid accrued interest divided by the conversion price in connection with the Pre-Closing Financing. At the closing of the Merger, the Pre-Merger Crescent common stock and pre-funded warrants issued in exchange for the Convertible Notes were converted into the right to receive 1,850,790 shares of common stock and pre-funded warrants to purchase 1,212,683 shares of common stock of the Company. In connection with the Redomestication, such shares of common stock and pre-funded warrants were converted to 1,850,790 ordinary shares and pre-funded warrants to purchase 1,212,683 ordinary shares of the Company, respectively. As of June 30, 2025, the Convertible Notes were not outstanding.

7. Convertible Preferred Shares and Shareholders' Equity (Deficit)
Pre-Funded Warrants
In June 2025, pursuant to the Subscription Agreement and immediately prior to the Closing, certain new and current investors purchased pre-funded warrants of Pre-Merger Crescent for $1.9109 per warrant prior to the Exchange Ratio, or $13.22 per warrant as adjusted for the Exchange Ratio. At the Closing of the Merger, pre-funded warrants of Pre-Merger Crescent automatically converted to pre-funded warrants of the Company to purchase 2,767,122 shares of the Company common stock at an exercise price of $0.001 per share. In connection with the Redomestication, such pre-funded warrants converted to pre-funded warrants to purchase 2,767,122 ordinary shares at an exercise price of $0.001 per share.
The pre-funded warrants were recorded as a component of shareholders’ equity (deficit) within additional paid-in-capital and have no expiration date. As of June 30, 2025, none of the pre-funded warrants have been exercised.
Convertible Preferred Shares
In September 2024, Pre-Merger Crescent issued and sold 20,000,000 shares of the Series Seed Convertible Preferred Stock to a related party, Fairmount Healthcare Fund II L.P., an affiliate fund of Fairmount, at a purchase price of $0.20 per share for gross proceeds of $4.0 million.
Upon the issuance of the Pre-Merger Crescent Series Seed Preferred Stock, the Company assessed the embedded conversion and liquidation features of the securities as described below and determined that such features did not require the Company to separately account for these features as embedded derivatives.
In June 2025, upon on the closing of the Merger, the outstanding Pre-Merger Crescent Series Seed Preferred Stock converted into 2,890 shares of Series A Preferred Stock. In connection with the Redomestication, such shares of Series A Preferred Stock converted to 2,890 Series A Preferred Shares.
As of June 30, 2025 and December 31, 2024, Convertible Preferred Shares consisted of the following (in thousands, except share amounts):

	June 30, 2025
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Ordinary Shares Issuable Upon Conversion
Series A Preferred Shares	5,000,000	2,890	$4,000	$—	2,890,000

	December 31, 2024
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series Seed Preferred Stock	20,000,000	20,000,000	$4,000	$4,000	20,000,000
Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Shares (the “Series A Certificate of Designation”), holders of Series A Preferred Shares are entitled to receive dividends on shares of Series A Preferred Shares equal to, on an as-if-converted-to-Company Ordinary Shares basis, and in the same form as, dividends actually paid on Company ordinary shares. Except as provided in the Series A Certificate of Designation or as otherwise required by law, the Company Series A Preferred Shares do not have voting rights. The Company Series A Preferred Shares shall rank on parity with the Company ordinary shares as to the distribution of assets upon any liquidation, dissolution, or winding-up of the Company. Each Series A Preferred Share is convertible at the option of the holder, at any time, and without the payment of additional consideration by the holder into ordinary shares of the Company. As of June 30, 2025, each outstanding Series A Preferred Share was convertible into ordinary shares at a ratio of 1,000:1.

Ordinary Shares
As of June 30, 2025, the Company has the authority to issue a total of 175,000,000 ordinary shares at a par value of $0.001 per share. As of June 30, 2025, 13,892,562 ordinary shares were issued and outstanding, which includes 118,864 ordinary shares in connection with the issuance of RSAs and 811 shares in connection with early exercised stock options. Each ordinary share entitles the holder to one vote, together with the holders of Convertible Preferred Shares, on all matters submitted to the shareholders for a vote. The holders of ordinary shares are entitled to receive dividends, if any, as declared by the Company’s board of directors (the “Board of Directors”), subject to the preferential dividend rights of the holders of Convertible Preferred Shares.
As of June 30, 2025, there were an aggregate of 12,340,650 ordinary shares reserved for issuance (i) for the conversion of Series A Preferred Shares into ordinary shares, (ii) for the exercise of outstanding options for ordinary shares, (iii) under the 2025 Equity Incentive Plan, (iv) under the 2025 Employee Stock Purchase Plan, (v) for settlement of outstanding RSUs for ordinary shares, and (vi) for the exercise of the pre-funded warrants.
8. Share-Based Compensation
2024 Equity Incentive Plan
The Crescent Biopharma, Inc. 2024 Equity Incentive Plan (“2024 Plan”) was adopted by the board of directors of Pre-Merger Crescent on September 19, 2024. The 2024 Plan provided for Pre-Merger Crescent to grant stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, officers, directors, consultants, and advisors. Equity Incentive Stock options granted under the 2024 Plan generally vest over four years, subject to the participant’s continued service, and expire after ten years, although stock options have been granted with vesting terms less than four years. As of June 30, 2025, there are no shares of common stock available for issuance under the 2024 Plan.
2025 Stock Incentive Plan
The Crescent Biopharma, Inc. 2025 Stock Incentive Plan (as amended from time to time, the “2025 Stock Plan”) was approved by the board of directors of GlycoMimetics on May 11, 2025, and by GlycoMimetics stockholders on June 5, 2025, and effective as of the Redomestication, the board of directors of the Company approved an amendment and restatement of the 2025 Stock Plan to reflect the conversion of Company common stock into Company ordinary shares in connection with the Redomestication. The 2025 Stock Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, other shareholder-based awards and incentive bonuses. The 2025 Stock Plan is administered by the Compensation Committee of the Board (the “Compensation Committee”) or another committee designated by the Board to administer the Plan. The initial share pool under the 2025 Stock Plan is 2,345,962 ordinary shares, and as of June 30, 2025, there are 2,300,847 shares available in the pool. The shares that may be issued under the 2025 Stock Plan will be automatically increased on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to 5% of the diluted shares (including ordinary shares, preferred shares and unexercised pre-funded warrants) on the preceding December 31, unless a lower, or no, increase is determined by the Compensation Committee. Current or prospective employees, officers, non-employee directors, and other independent service providers of the Company and its subsidiaries are eligible to participate in the 2025 Stock Plan.
2025 Employee Stock Purchase Plan
The Crescent Biopharma, Inc. 2025 Employee Stock Purchase Plan (as amended from time to time, the “ESPP”) was approved by the board of directors of GlycoMimetics on May 11, 2025, and by GlycoMimetics stockholders on June 5, 2025, and effective as of the Redomestication, the board of directors of the Company approved an amendment and restatement of the ESPP to reflect the conversion of Company common stock into Company ordinary shares in connection with the Redomestication. The ESPP has 195,497 shares reserved for issuance. The shares that may be issued under the ESPP will be automatically increased on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to 1% of the diluted shares (including ordinary shares, preferred shares and unexercised pre-funded warrants) on the preceding December 31, unless a lower, or no, increase is determined by the Compensation Committee. As of June 30, 2025, the ESPP was not yet effective and no shares have been issued out of the ESPP.

Stock Option Valuation
The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards during the six months ended June 30, 2025:

Six Months Ended
June 30, 2025
Expected term (in years)	6.1
Expected volatility	97.3%
Risk-free interest rate	4.1%
Dividend yield	0.0%
Stock Options
The following table summarizes the stock option activity during the six months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding balance as of December 31, 2024	1,082,893	$6.16	9.9	$-
Granted	3,374,673	$8.18
Exercised	(811)	$6.16		8
Forfeited or expired	(707,957)	$6.16
Outstanding balance as of June 30, 2025	3,748,798	$7.98	9.7	$30,593
Exercisable as of June 30, 2025	252,605	$6.16	9.5	$2,521
The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2025 was $6.51. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s ordinary shares for those stock options that had an exercise price lower than the fair value of the Company’s ordinary shares.
Restricted Stock Units
The Company’s RSUs have service-based vesting conditions and vest over a four-year period with one quarter of the RSUs vesting on the anniversary of the grant date and the remainder vesting quarterly thereafter, during which time all unvested shares are subject to forfeiture by the Company in the event the holder’s service with the Company voluntarily or involuntarily terminates.
The following table summarizes the RSU activity during the six months ended June 30, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	-	$-
Granted	438,386	6.16
Vested	-	-
Forfeited	-	-
Unvested balance as of June 30, 2025	438,386	$6.16

Restricted Stock Awards
The Company’s RSAs have service-based vesting conditions only and vest over a four-year period or vest upon grant, during which time all unvested shares are subject to forfeiture by the Company in the event the holder’s service with the Company voluntarily or involuntarily terminates.
The following table summarizes the RSA activity during the six months ended June 30, 2025:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	246,753	$1.38
Granted	20,164	9.55
Vested	-	-
Forfeited	(148,053)	1.38
Unvested balance as of June 30, 2025	118,864	$2.77
Parascent Warrant Obligation
Under the terms of the Paragon Option Agreements, Parascent will be entitled to grants of warrants to purchase in the aggregate a number of shares equal to 1.00% of the then outstanding shares of the Company’s ordinary shares, on a fully diluted basis, on December 31, 2025 and December 31, 2026, at the fair market value determined by the Board of Directors (the “Parascent Warrant Obligation”). Parascent is an entity formed by Paragon as a vehicle to hold equity in the Company in order to share profits with certain employees of Paragon. The grant dates for the issuance of warrants are expected to be December 31, 2025 and December 31, 2026 as all terms of the award, including number of shares and exercise price, will be known by all parties. Parascent’s warrant has a service inception period for the grant preceding the grant date, with the full award being vested as of the grant date with no post-grant date service requirement. As of June 30, 2025, the estimated fair value of warrants to be granted on December 31, 2025 was $3.5 million. For the six-month period ended June 30, 2025, $2.0 million was recognized as share-based compensation expense related to the Parascent Warrant Obligation. The warrants expected to be granted to Parascent are liability-classified and after the initial recognition, the liability is adjusted to fair value using an option-pricing model at the end of each reporting period, with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss.
The following table summarizes the assumptions used in calculating the fair value of the warrants:

As of
June 30, 2025
Expected term (in years)	10.0
Expected volatility	96.8%
Risk-free interest rate	4.2%
Dividend yield	0.0%
Share-Based Compensation Expense
On April 14, 2025, as a result of Dr. Violin no longer serving as Chief Executive Officer and President, the Company repurchased 127,889 shares of unvested restricted stock at the price Dr. Violin originally purchased such shares, and Dr. Violin agreed to the cancellation of 537,127 unvested stock options. The Company recorded $0.2 million and $2.6 million within compensation expense as a result of the repurchase of RSA’s and stock option cancellation, respectively, during the three and six months ended June 30, 2025.
The following table summarizes the classification of the Company’s share-based compensation expense in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
General and administrative	$3,639	$4,078
Research and development	1,701	2,491
Total share-based compensation expense	$5,340	$6,569
As of June 30, 2025, total unrecognized compensation cost related to the unvested stock options was $21.3 million, which is expected to be recognized over a weighted average period of approximately 3.7 years. As of June 30, 2025, total unrecognized compensation cost related to the unvested RSAs was $0.3 million, which is expected to be recognized over a weighted average period of 3.3 years. As of June 30, 2025, total unrecognized compensation cost related to the unvested RSUs was $2.5 million, which is expected to be recognized over a weighted average period of 3.7 years. As of June 30, 2025, the unrecognized compensation cost related to the Parascent Warrant Obligation was $1.4 million, which is expected to be recognized over a weighted average period of 0.5 years.
The following table summarizes the award types of the Company’s share-based compensation expense in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Stock options	$3,721	$4,135
RSAs	182	203
RSUs	165	196
Parascent warrant obligation	1,272	2,035
Total share-based compensation expense	$5,340	$6,569
9. Income Taxes
There was no income tax provision recorded for the three and six months ended June 30, 2025 and, therefore, the Company’s effective income tax rate was 0.0% for the three and six months ended June 30, 2025 . The effective income tax rate for the three and six months ended June 30, 2025 differed from the 21% federal statutory rate primarily due to the valuation allowance maintained against the Company’s net deferred tax assets.
10. Paragon Option Agreements
In September 2024, the Company entered into the Antibody Paragon Option Agreement with Paragon and Parascent for CR-001, with the selected targets PD-1 and VEGF. In October 2024, the Company entered into the ADC Paragon Option Agreement with Paragon and Parascent for CR-002, with an undisclosed target (collectively the “Paragon Option Agreements”). Parascent is an entity formed by Paragon as a vehicle to hold equity in the Company in order to share profits with certain employees of Paragon and will not perform any substantive role under the Paragon Option Agreements other than to receive such warrants. Under the Paragon Option Agreements, the Company has the exclusive option (an “Option”), on a Research Program-by-Research Program basis, to enter into a separate agreement with Paragon consistent with a set of pre-negotiated terms (a “License Agreement”). On March 18, 2025, the Company exercised its option for CR-001 under the Antibody Paragon Option Agreement and entered into the license agreement for CR-001 on April 28, 2025. Upon the Company’s exercise of its Options and finalization of the related license agreements, it will be required to make non-refundable milestone payments to Paragon of up to $22.0 million for CR-001 and up to $46.0 million for CR-002 upon the achievement of certain clinical development and regulatory milestones, as well as tiered royalty payments in the low-to-mid single-digits beginning on the first commercial sale of each developed product. From time to time, the Company can choose to add additional targets by mutual agreement with Paragon.
On April 28, 2025, the Company entered into an Amended and Restated Paragon ADC Option Agreement to add CR-003 and its three undisclosed targets as well as to engage Paragon to execute a mutually agreed research plan for CR-003, in addition to CR-002 which was included in the original agreement, aimed at producing a potential product candidate to be licensed for further development, manufacture and commercialization by the Company. In addition, if the Company exercises its option and finalizes the related license agreement, it will be required to make non-refundable milestone payments to Paragon up to $46.0 million for CR-003 upon the achievement of certain clinical development and regulatory milestones, as well as tiered royalty payments in the low-to-mid single digits beginning on the first commercial sale of each developed product.
Under the terms of the Paragon Option Agreements, Paragon agreed to perform certain research activities to discover, generate, identify, and characterize one or more antibody candidates, in the case of the Antibody Paragon Option Agreement, and one or more antibody drug conjugates, in the case of the ADC Paragon Option Agreement, directed to certain mutually agreed therapeutic targets of interest to the Company (each, a “Research Program”). The Paragon Option Agreements require the Company, Paragon, and Parascent to develop a research plan for each target that includes design, modeling, synthesis, evaluation, and other mutually agreed activities (each, a “Research Plan”), which activities primarily include performing preclinical studies. Paragon will perform the activities set forth in each Research Plan on the timelines set forth in such Research Plan and in compliance with a mutually agreed budget. Each Research Program will be overseen and coordinated by a joint development committee consisting of two employees from the Company and two employees from Paragon, with the Company and Paragon each having one vote with respect to decisions of the committee. When Paragon and Parascent have produced an antibody or ADC, as applicable, against a selected target, and upon the completion of each Research Program, Paragon and Parascent will deliver to the Company a data package that includes sequence information for all then-existing antibodies or ADCs, as applicable, and information directed to such target.
Unless terminated earlier, the Paragon Option Agreements shall continue in force on a Research Program- by-Research Program basis until the later of: (i) the end of the option period for such Research Program, as applicable, if such Option is not exercised by the Company; (ii) if the Company exercises its Option with respect to a Research Program, but the parties are unable to finalize and execute a License Agreement within 30 days, the expiration of such 30-day period (subject to any mutually agreed extension of such period); and (iii) the expiration of the applicable Research Term (as defined under the Paragon Option Agreements).The Company may terminate the Paragon Option Agreements or any Research Program at any time for any or no reason upon 30 days’ prior written notice to Paragon, provided that the Company must pay certain unpaid fees due to Paragon upon such termination, as well as any non-cancellable obligations reasonably incurred by Paragon in connection with its activities under any terminated Research Program. Paragon may terminate the Paragon Option Agreements or a Research Program immediately upon written notice to the Company if, as a result of any action or failure to act by the Company or its affiliates, such Research Program or all material activities under the applicable Research Plan are suspended, discontinued, or otherwise delayed for a certain consecutive number of months. Each party has the right to terminate the Paragon Option Agreements or any Research Program upon (i) 30 days’ prior written notice of the other party’s material breach that remains uncured for the 30-day period and (ii)the other party’s bankruptcy.
Under the Paragon Option Agreements, the Company is also responsible for certain additional development costs incurred by Paragon. The Company expenses the fees incurred under the Paragon Option Agreements as the associated costs are incurred when the underlying services are rendered. Such amounts are classified within research and development expenses and general and administrative expenses in the accompanying condensed consolidated statement of operations and comprehensive loss. The following is a summary of expenses related to the development costs related to the Paragon Option Agreements recorded within the condensed consolidated statement of operations for the periods presented:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Research and development expense	$5,019	$13,033
General and administrative expense	164	480
Total Paragon expenses	$5,183	$13,513

An amount of $5.2 million related to Paragon is included in related party accounts payable and other current liabilities within the condensed consolidated balance sheet as of June 30, 2025.
Any additional License Agreements entered into with respect to a given Research Program shall contain the same milestone payment obligations as the Paragon Option Agreements, provided that any milestone set in the Paragon Option Agreements that has not yet been achieved and is duplicated in such License Agreement shall no longer be achievable and payable under the terms of the Paragon Option Agreements and shall only be achievable under the terms of the License Agreement. For the avoidance of doubt, if a milestone is achieved and paid by the Company pursuant to the Paragon Option Agreements for a certain Research Program, then there shall be no milestone payment due for the achievement of such milestone under a subsequently executed License Agreement for such Research Program. Further, under a License Agreement, the Company would also be required to make royalty payments to Paragon in the low single-digit percentage range based on net sales of products, subject to certain reductions. The royalty term will terminate on a product-by-product and country-by-country basis upon the later of the expiration of the last-to-expire valid claim within the relevant patent rights or the twelfth anniversary of the first commercial sale of such product in such country.
Additionally, as part of the Paragon Option Agreements, on each of December 31, 2025 and December 31, 2026, the Company will grant Parascent warrants to purchase an aggregate number of shares equal to 1.00% of its outstanding share capital as of the date of the grant on a fully-diluted basis, with an exercise price equal to the fair market value of the underlying ordinary shares on each respective grant date. The warrants are liability-classified and after the initial recognition, the liability is adjusted to fair value at the end of each reporting period, with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss (see Note 8).
The Company concluded that the rights obtained under the Paragon Option Agreements represent an asset acquisition whereby the underlying assets comprise in-process research and development assets with no alternative future use. The Paragon Option Agreements did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in the exclusive license options, which represent a group of similar identifiable assets. The research initiation fees represent a one-time cost on a research program-by-research program basis for accessing research services or resources with benefits that are expected to be consumed in the near term, therefore the amounts paid are expensed as part of research and development costs immediately. Amounts paid as reimbursements of on-going development cost, monthly development cost fee and additional development expenses incurred by Paragon due to work completed for selected targets prior to the effective date of the Paragon Option Agreements that associated with services being rendered under the related Research Programs is recognized as research and development expense when incurred.
CR-001 License Agreement
On April 28, 2025, the Company entered into a License Agreement with Paragon for all antibodies discovered, generated, identified, or characterized by Paragon in the course of performing the CR-001 research program directed to PD-1 and VEGF, antibodies created by the Company derived from the licensed antibodies and directed to PD-1 and VEGF, and products that comprise the foregoing (the “CR-001 License Agreement”) consistent with the pre-negotiated terms agreed to upon execution of the Paragon Option Agreements, pursuant to which Paragon granted the Company a royalty-bearing, worldwide, exclusive and sublicensable license with respect to certain inventions, patent rights, sequence information, and other intellectual property rights related to monospecific antibodies directed at the VEGF and PD-1 targets (the “Licensed Antibody Technology”) to use, make, sell, import, export, and otherwise exploit certain Licensed Antibodies, Derived Antibodies, Products, Multispecific Antibodies, and Multispecific Products in the Field in the Territory. Under the terms of the CR-001 License Agreement, the Company is obligated to pay Paragon up to $22.0 million based on specific development and regulatory milestones, with the next subsequent milestone payment of $2.5 million million being due upon the first dosing of a human patient in a Phase 1 trial. Following the execution of the CR-001 License Agreement, the Company is solely responsible for, and has sole authority and control over, all aspects of the development, manufacturing, and commercialization of product candidates under the CR-001 program, including regulatory strategy, communications, filings, and activities (including clinical trials). Paragon also granted the Company a royalty-bearing, worldwide, non-exclusive, sublicensable right and license under the Licensed Antibody Technology to use, make, sell, import, export, or otherwise exploit certain multispecific antibodies and products targeting PD-1 and VEGF. In addition, the following summarizes other key terms of the CR-001 License Agreement:
•Paragon will not conduct any new campaigns that generate PD-1 and VEGF and monospecific antibodies in the field for at least five years.
•Paragon may pursue the development and commercialization of multispecific antibodies and products directed at the PD-1 and VEGF and targets in the field and in the territory and the Company has a right of first negotiation for any such multispecific antibodies and products proposed by Paragon for a period of five years from the execution of the CR-001 License Agreement. If the Company does not exercise its right of first negotiation, or if the parties are unable to agree on a definitive agreement, Paragon may proceed without any obligations to the Company with respect to the right of first negotiation, and the Company’s non-exclusive license will exclude any multispecific antibodies and products that were the subject of the right of first negotiation.
•The Company will pay Paragon a low-to-mid single-digit percentage royalty based on annual net sales of the products in the field and in the territory, and a mid single-digit percentage royalty based on annual net sales of the multispecific products in the field and in the territory, subject to a 30% reduction if there is no valid patent covering the product in the country.
•The royalty term ends on the later of (i) the twelfth anniversary of such date or (ii) the expiration of the last-to- expire valid patent covering the product or the multispecific product in the country at issue.
•The CR-001 License Agreement may be terminated on 60 days’ notice by the Company, upon material breach without cure; and to the extent permitted by law, upon a party’s insolvency or bankruptcy.
•With respect to patents licensed to the Company under the CR-001 License Agreement that have been filed as of the effective date of the CR-001 License Agreement, the Company will control the preparing, filing, prosecuting and maintenance of such patents. With respect to patents filed after the effective date of the CR-001 License Agreement, Paragon will control the preparing, filing, prosecuting, and maintaining of such patents until the final deliverable for the relevant research program is delivered to the Company, after which the Company will control the preparing, filing, prosecuting, and maintain of such patents.
•The Company shall have the right to grant sublicenses under the CR-001 License Agreement, provided that (i) any sublicense agreement is consistent with all relevant terms, conditions, and restrictions of the CR-001 License Agreement, (ii) the Company provides Paragon with a copy of each sublicense agreement and any amendments thereto within 30 days following execution thereof and (iii) the Company remains responsible for all payments and obligations due under the CR-001 License Agreement.
Cell Line License Agreement
In October 2024, the Company entered into the Cell Line License Agreement (the “Cell Line License Agreement”) with WuXi Biologics Ireland Limited (“WuXi Biologics”). Under the Cell Line License Agreement, the Company received a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’ know-how, cell line, biological materials (the “WuXi Biologics Licensed Technology”) and media and feeds to make, have made, use, sell, and import certain therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). Specifically, the WuXi Biologics Licensed Technology is used in certain manufacturing activities in support of the CR-001 and CR-002 programs.
In consideration for the license, the Company agreed to pay WuXi Biologics a non-refundable license fee of $150,000, which was recognized as a research and development expense during the period from September 19, 2024 (inception) to December 31, 2024. Additionally, to the extent that the Company manufactures its commercial supplies of bulk drug product with a manufacturer other than WuXi Biologics or its affiliates, the Company is required to make royalty payments to WuXi Biologics at a rate of less than one percent of net sales of WuXi Biologics Licensed Products manufactured by the third-party manufacturer. Pursuant to an amendment to the Cell Line License Agreement effective in November 2024, a provision was added that permits the royalties owed under the agreement to be bought out on a product-by-product basis for a lump-sum payment.
The Cell Line License Agreement will continue indefinitely unless terminated (i) by the Company upon six months’ prior written notice and its payment of all undisputed amounts due to WuXi Biologics through the effective date of termination, (ii) by WuXi Biologics for a material breach by the Company that remains uncured for 60 days after written notice, (iii) by WuXi Biologics if the Company fails to make a payment and such failure continues for 30 days after receiving notice of such failure, or (iv) by either party upon the other party’s bankruptcy.
11. Leases
In May 2025, the Company entered into a noncancelable operating sublease agreement with Nano Dimension USA Inc. (“Sublandlord”) whereby the Company sublets approximately 25,000 square feet of office space located in Waltham, Massachusetts (“Waltham Sublease”). The sublease commencement date is June 1, 2025, with an initial term of 45 months.

Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate when measuring operating lease liabilities as discount rates were not implicit or readily determinable.
As of June 30, 2025, the Company had $1.6 million of operating lease ROU assets, short term lease liabilities of $0.2 million and long term lease liability of $1.4 million on its condensed consolidated balance sheets. As of June 30, 2025, the operating lease arrangement had a remaining lease term of 3.7 years and a discount rate of 10.6%. For the three and six months ended June 30, 2025, the Company recorded operating lease expense of less than $0.1 million in general and administrative expenses in its condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2025, the total remaining operating lease payments included in the measurement of lease liabilities was as follows (in thousands):

Period ended December 31
2025 (remaining 6 months)	$95
2026	582
2027	606
2028	631
2029	107
Total undiscounted lease payments	2,021
Less: imputed interest	(377)
Total present value of operating lease liability	$1,644

12. Commitments and Contingencies
401(k) Plan
The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of management. For the three and six months ended June 30, 2025, the Company has not recorded any expense related to 401(k) Plan match contributions.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations, or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2025.
Legal Proceedings
From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of June 30, 2025, the Company was not a party to any material legal proceedings or claims.

13. Net Loss per Share
Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted
Ordinary Shares	$(19,004)	3,856,925	$(4.93)	$(32,904)	2,331,339	$(14.11)
Company Series A Preferred Shares (1)	(2,786)	565	$(4,930.97)	(4,034)	286	$(14,104.90)
Net loss	$(21,790)			$(36,938)
(1) The weighted-average number of shares of as-converted Series A Preferred Shares used in the loss allocation was 565,435 and 285,824 for the three and six months ended June 30, 2025, respectively.
For the computation of basic net loss per share attributable to ordinary shareholders, the amount of weighted-average ordinary shares outstanding excludes all shares of unvested restricted stock and early-exercised stock options as such shares are not considered outstanding for accounting purposes until vested. The amount of weighted-average shares outstanding includes the pre-funded warrants as the exercise price is negligible and these warrants are fully vested and exercisable.
The potential ordinary shares that were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have had an anti-dilutive effect were as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Outstanding unvested restricted stock units	438,386	438,386
Outstanding unvested restricted stock awards	118,864	118,864
Outstanding and issued common stock options	3,748,798	3,748,798
Total	4,306,048	4,306,048
14. Related Party Transactions
Paragon and Parascent each beneficially own less than 5% of the Company’s share capital through their respective holdings of the Company’s ordinary shares. Fairmount beneficially owns more than 5% of the Company’s capital, currently has two representatives appointed to the Board and beneficially owns more than 5% of Paragon. Fairmount appointed Paragon’s board of directors and has the contractual right to approve the appointment of any executive officers of Paragon.
The following is a summary of related party accounts payable and other current liabilities (in thousands):

	As of June 30, 2025	As of December 31, 2024
Paragon accrued research and development	$5,019	$6,901
Paragon accrued general and administrative	164	320
	$5,183	$7,221
23

15. Segment Reporting
The Company has one reportable segment relating to the research and development of its research programs, CR-001, CR-002, and CR-003. The Company’s CODM, its Chief Executive Officer, manages the Company’s operations on a company-wide basis for the allocation of resources and the assessment of performance. The Company’s measure of segment profit or loss used to assess performance and allocate resources is net loss and comprehensive loss. Although the Company’s financial reporting package that is reviewed and approved by the CODM disaggregates significant expenses such as program-level external research and development costs, personnel costs, including share-based compensation expense, and professional and consulting fees, all decisions made by the CODM are based upon reviewing operating metrics and performance indications at the Company-wide level. The CODM uses net loss to evaluate loss generated from the Company’s business activities in deciding how to allocate company resources and monitoring budget versus actual results. Assets are also managed on a Company-wide basis.
The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
CR-001 external research and development costs	$3,880	$10,613
CR-002 external research and development costs	3,610	4,980
Other external research and discovery costs(1)	751	1,814
General and administrative personnel costs	5,633	7,292
Research and development personnel costs	3,714	5,145
Professional and consulting fees	2,790	4,534
Other segment items (2)	1,412	2,560
Net loss and comprehensive loss	$21,790	$36,938
_________________________
(1)External research and discovery costs include CR-003 costs and other costs associated with candidate discovery activities.
(2)Other expense including interest expense and miscellaneous other expense offset by interest income.
16. Subsequent Events
The Company has evaluated events and transactions occurring subsequent to June 30, 2025 through the date at which the financial statements were issued.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business tax provisions. The Company is currently evaluating the potential impacts of the OBBBA on the Company’s financial statements.
24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included in Part 1 - Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (this “Quarterly Report”). The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs and words such as “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” “expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “potential,” “plan,” “seek,” or “continue” and variations of such words and any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, and similar expressions are intended to identify forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the section of the Quarterly Report titled “Risk Factors” and elsewhere in this Quarterly Report. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” “Crescent Biopharma, Inc.,” “Crescent,” “GlycoMimetics, Inc.,” “GlycoMimetics,” refers to Crescent Biopharma, Inc. and its consolidated subsidiaries, including Crescent Biopharma Operating Company LLC, taken as a whole.
Overview
We are a biotechnology company developing novel therapeutics to treat solid tumors, led by our initial program CR-001, a proprietary anti-PD-1/anti-VEGF bispecific antibody. We believe CR-001 has the potential to deliver improved clinical efficacy and safety over pembrolizumab, marketed by Merck as Keytruda®, the best-selling drug in the world and approved for the treatment of numerous cancers. CR-001, for which we exercised its option in March 2025 and entered into a license agreement with Paragon in April 2025 for exclusive worldwide development and commercialization rights pursuant to the Antibody Paragon Option Agreement, is a new molecular entity designed to replicate the functional properties of ivonescimab, a cooperative bispecific anti-PD-1/anti-VEGF antibody in development by Akeso Biopharma and Summit Therapeutics Inc. that delivered significantly improved progression-free survival in a head-to-head Phase 3 clinical trial (“HARMONi-2”) versus Keytruda in non-small cell lung cancer. We believe the emerging data from the clinical development of ivonescimab supports the rationale for developing CR-001 in light of CR-001 and ivonescimab sharing the same mechanism of action. Neither us nor Paragon has any clinical data regarding cancer patients that have been treated with CR-001 and there can be no assurance that our clinical trials, which have not yet commenced and are expected to cover a broader set of indications than in HARMONi-2, will have similar or comparable results, or that our clinical trials, which will take several years, will be completed successfully and/or produce results necessary to support the requisite regulatory approvals in order for us to be able to commercialize CR-001. See the section titled “Risk Factors.”
Following the precedents set by traditional PD-1 inhibitors, such as Keytruda and Opdivo®, we plan to seek regulatory approvals for CR-001 to treat multiple solid tumor indications, both as a monotherapy and in combination with other mechanisms of action. We intend to submit an Investigational New Drug application to the FDA for CR-001 in the fourth quarter of 2025, with initial clinical data anticipated in the second half of 2026. We plan to complement CR-001 with a portfolio of product candidates that have potential activity against solid tumors both as a monotherapy as well as in combination with CR-001. Our expected second and third programs, CR-002 and CR-003, are antibody drug conjugates against validated oncology targets. Pursuant to the ADC Paragon Option Agreements, we have engaged Paragon to execute a mutually agreed research plan for CR-002 and CR-003 aimed at producing a potential product candidate to be licensed for further development, manufacture, and commercialization by us. The research plan activities performed by Paragon for us primarily include preclinical studies and are overseen by a joint development committee comprised of employees from our Company and Paragon. We have not yet exercised the option or entered into a license agreement with Paragon for CR-002 or CR-003 pursuant to the ADC Paragon Option Agreement.
Since our inception in September 2024, we have devoted substantially all of our resources to raising capital, organizing and staffing the company, business and scientific planning, conducting discovery and research activities, establishing arrangements with third parties, and providing general and administrative support for these operations. We do not have any programs approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the reverse recapitalization and merger with GlycoMimetics, Inc., and our Pre-Closing Financing (as defined and further described in “Recent Developments” below).

We have incurred operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. We incurred net losses of $21.8 million and $36.9 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, we had an accumulated deficit of $54.8 million. For the six months ended June 30, 2025, we have used net cash of $27.3 million for our operating activities.
As of June 30, 2025, we had cash of $152.6 million. We expect that our existing cash will be sufficient to fund our operating plans for at least twelve months from the date of filing of this Quarterly Report. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure.
Recent Developments
The Merger
On June 13, 2025, we consummated the previously announced transaction (the “Closing”) pursuant to that certain Agreement and Plan of Merger and Reorganization, dated as of October 28, 2024, which agreement was subsequently amended on February 14, 2025 and April 28, 2025 (as amended, the “Merger Agreement”), by and among GlycoMimetics, Gemini Merger Sub Corp. (“First Merger Sub”), Gemini Merger Sub II, LLC (“Second Merger Sub”), and Pre-Merger Crescent. First Merger Sub merged with and into Pre-Merger Crescent, with Pre-Merger Crescent continuing as a wholly owned subsidiary of GlycoMimetics and the surviving corporation of the merger (the “First Merger”), and Pre-Merger Crescent merged with and into Second Merger Sub, with Second Merger Sub being the surviving entity of the merger (the “Second Merger,” and together with the First Merger, the “Merger”). After the completion of the Merger, Second Merger Sub changed its corporate name to “Crescent Biopharma Operating Company, LLC” and GlycoMimetics changed its name to “Crescent Biopharma, Inc.” We are led by Pre-Merger Crescent management team and remain focused on developing differentiated oncology therapeutics for patients living with solid tumors.
Following the Reverse Stock Split (as defined below), which occurred immediately prior to the Closing of the Merger, and as a result of and upon the effective time of the First Merger (the “First Effective Time”), (i) each then-outstanding share of common stock, par value $0.001 per share, of Pre-Merger Crescent (including shares of common stock issued in the Crescent Pre-Closing Financing (as defined below) and excluding shares canceled pursuant to the Merger Agreement and excluding dissenting shares) automatically converted solely into the right to receive a number of shares of common stock, par value $0.001 per share, of GlycoMimetics (the “Company common stock,” and prior to the effective time of the Merger, the “GlycoMimetics common stock”) equal to the Exchange Ratio (as defined below); (ii) each then-outstanding share of Preferred Stock, par value $0.001 per share, of Pre-Merger Crescent (the “Pre-Merger Crescent preferred stock”) automatically converted into the right to receive a number of shares of Series A Non-Voting Convertible Preferred Stock, par value $0.001 per share, of GlycoMimetics (which were each convertible into 1,000 shares of Company common stock) (the “Company Series A Preferred Stock,” and prior to the effective time of the Merger, the “GlycoMimetics Series A Preferred Stock”), equal to the Exchange Ratio divided by 1,000; (iii) each then-outstanding option to purchase Pre-Merger Crescent common stock was assumed by GlycoMimetics; (iv) each then-outstanding Pre-Merger Crescent restricted stock unit was assumed by GlycoMimetics; (v) each then-outstanding pre-funded warrant to purchase shares of Pre-Merger Crescent common stock was converted into a pre-funded warrant to purchase shares of Company common stock; (vi) each in-the-money option to acquire shares of GlycoMimetics common stock that was issued and outstanding (whether vested or unvested) was cancelled and converted into the right to receive a number of shares of Company common stock equal to the number of shares underlying such option; (vii) each GlycoMimetics restricted stock unit was cancelled and converted into the right to receive a number of shares of GlycoMimetics common stock equal to the number of unsettled shares of GlycoMimetics common stock underlying such GlycoMimetics restricted stock unit; and (viii) each share of GlycoMimetics common stock that was issued and outstanding at the First Effective Time remains issued and outstanding in accordance with its terms.
The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Pre-Merger Crescent was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the fact that, immediately following the Merger: (i) Pre-Merger Crescent stockholders own a substantial majority of the voting rights in the combined company; (ii) Pre-Merger Crescent’s largest stockholders retain the largest interest in the combined company; (iii) Pre-Merger Crescent designated a majority of the initial members of the board of directors of the combined company; and (iv) Pre-Merger Crescent’s executive management team became the management team of the combined company. Accordingly, for accounting purposes: (i) the Merger was treated as the equivalent of Pre-Merger Crescent issuing stock to acquire the net assets of GlycoMimetics; and (ii) the reported historical operating results of the combined company prior to the Merger are those of Pre-Merger Crescent. Additional information regarding the Merger is included in Note 3 to the condensed consolidated financial statements included in Part I – Item 1 of this Quarterly Report.
Pre-Closing Financing
In connection with the Merger, Pre-Merger Crescent and GlycoMimetics entered into an amended and restated subscription agreement (the “Subscription Agreement”) with certain new and existing investors of Pre-Merger Crescent (the “Financing Investors”), pursuant to which such investors purchased, immediately prior to the First Merger, 85,506,824 shares of Pre-Merger Crescent common stock and 19,149,690 Pre-Merger Crescent pre-funded warrants, for gross proceeds of approximately $200.0 million (which includes $37.5 million of proceeds previously received from the issuance of convertible notes and $3.0 million of accrued interest thereon) (the “Crescent Pre-Closing Financing”). Under the Subscription Agreement, the number of shares of Pre-Merger Crescent common stock or Pre-Merger Crescent pre-funded warrants were converted into 12,355,716 shares of Company Common Stock and 2,767,122 pre-funded warrants of Company common stock in accordance with the Exchange Ratio (defined below).
The Exchange Ratio was calculated using a formula intended to allocate existing GlycoMimetics and Pre-Merger Crescent security holders a percentage of the Company. Based on GlycoMimetics’ and Pre-Merger Crescent’s values as of the date of the Merger Agreement and capitalization as of June 13, 2025, the Exchange Ratio (as adjusted for the Reverse Stock Split) was 0.1445 shares of GlycoMimetics common stock for each share of Crescent common stock.
Reverse Stock Split
Immediately prior to the consummation of the Merger, GlycoMimetics effected a 1-for-100 reverse stock split of GlycoMimetics common stock, which became legally effective on June 13, 2025 (the “Reverse Stock Split”). The Company common stock commenced trading on a post-Reverse Stock Split, post-Merger basis at the open of trading on June 16, 2025. All references to common stock, options to purchase common stock, outstanding common stock warrants, common stock share data, per share data, and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented, unless otherwise specifically indicated or the context otherwise requires.
Redomestication
On June 16, 2025, Crescent changed its jurisdiction of incorporation from the State of Delaware to the Cayman Islands (the “Redomestication”) pursuant to a plan of conversion (the “Plan of Conversion”). The Redomestication became effective on June 16, 2025 and was accomplished by the filing of (i) a Certificate of Conversion with the Secretary of State of the State of Delaware and (ii) the requisite documents required under section 201 of the Companies Act (as amended) of the Cayman Islands (the “Companies Act”), as well as the Cayman Islands memorandum and articles of association of the Company (the “Articles”), with the Cayman Islands Registrar of Companies. For purposes of these condensed consolidated financial statements, references to “Crescent Delaware” mean Crescent prior to the Redomestication.
Upon the Redomestication, among other things: (i) each outstanding share of common stock, par value $0.001 per share, of Crescent Delaware automatically converted into one ordinary share, par value $0.001 per share, of the Company; (ii) each outstanding share of Series A Non-Voting Convertible Preferred Stock, par value $0.001 per share, of Crescent Delaware automatically converted in one share of Series A Non-Voting Convertible Preferred Share, par value $0.001 per share, of the Company (the “Series A Preferred Shares”); (iii) each outstanding option to purchase shares of common stock of Crescent Delaware automatically converted into an option to purchase ordinary shares of the Company; (iv) each outstanding restricted stock unit of Crescent Delaware automatically converted into a restricted stock unit of the Company; and (v) each warrant to purchase shares of common stock Crescent Delaware automatically converted into a warrant to purchase ordinary shares of the Company.
The rights of holders of ordinary shares of the Company are now governed by the Company's memorandum and articles of association and Cayman Islands law.

Impact of General Economic Risk Factors on Crescent’s Operations
Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including increases in inflation, fluctuating interest rates, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), recent bank failures, geopolitical factors, including the ongoing conflicts between Russia and Ukraine and in the Middle East and the responses thereto, and supply chain disruptions. While we are closely monitoring the impact of the current macroeconomic and geopolitical conditions on all aspects of our business, including the impacts on participants in any future clinical trials and its employees, suppliers, vendors, and business partners and our future access to capital, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside our control and could exist for an extended period of time. We will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see the section titled “Risk Factors.”
Components of Results of Operations
Revenue
To date, we have not generated revenue from any sources, including product sales, and do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales or payments from future collaboration or license agreements that we may enter into with third parties, or any combination thereof. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.
Operating Expenses
Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.
Research and Development
Research and development expenses consist primarily of costs incurred in connection with the research and development of our programs. These expenses include:
•costs of funding research performed by third parties, including Paragon, that conduct research and development activities on our behalf and services rendered under the related Paragon Option and License Agreements for CR-001, CR-002 and CR-003;
•expenses incurred in connection with continuing our current research programs and discovery-phase development of any programs we may identify, including under future agreements with third parties, such as consultants and contractors; and
•personnel-related expenses, including recruiting costs, salaries, bonuses, benefits, and equity-based compensation expense.
We expense research and development costs as incurred. For the three and six months ended June 30, 2025, we recognized $5.0 million and $13.0 million, respectively, of research and development expenses in connection with services provided by Paragon under the Paragon Option Agreements and under the Paragon License Agreement in our condensed consolidated statement of operations and comprehensive loss. See the section titled “Contractual Obligations and Commitments” below for further details on our research plans.
We expect our research and development expenses will increase substantially for the foreseeable future as we continue to invest in research and development activities related to the continued development of our programs, developing any future programs, including investments in manufacturing, as we advance any program we may identify and continue to conduct clinical trials. The success of programs we may identify and develop will depend on many factors, including the following:
•timely and successful completion of preclinical studies;
•effective investigational new drug (“IND”) or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for any programs we may develop;
•successful enrollment and completion of clinical trials;

•positive results from our future clinical trials that support a finding of safety and effectiveness, acceptable pharmacokinetics profile, and an acceptable risk-benefit profile in the intended populations;
•receipt of marketing approvals from applicable regulatory authorities;
•establishment of arrangements through our own facilities or with third-party manufacturers for clinical supply and, where applicable, commercial manufacturing capabilities; and
•maintenance of a continued acceptable safety, tolerability, and efficacy profile of any programs we may develop following approval.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses, including recruiting costs, salaries, bonuses, benefits, and equity-based compensation, for individuals in our executive, finance, legal, operations, business development, and other administrative functions. Other significant general and administrative expenses include legal fees relating to corporate matters and patent-related activities, insurance costs, information technology, and professional and consulting fees associated with accounting, audit, tax, and investor and public relations.
We expect that our general and administrative expenses will increase substantially for the foreseeable future as we increase our headcount and further establish our office space to support our expected growth. We also expect to incur increased expenses from becoming a public company, including increased costs of accounting, audit, legal, regulatory and tax related services associated with maintaining compliance with SEC requirements, additional director and officer insurance costs, and investor and public relations costs. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.
Other Expense
Other expense, net includes interest income of $0.3 million and $0.5 million earned for the three and six months ended June 30, 2025, respectively, relating to our money market account and interest expense of $1.1 million and $2.2 million incurred for the three and six months ended June 30, 2025, respectively, relating to our previously outstanding Convertible Notes issued to various investors in October 2024, which converted to common stock and pre-funded warrants upon the close of the Merger.
Income Taxes
No provision for income taxes was recorded for the three and six months ended June 30, 2025. We recorded a full valuation allowance against our net deferred tax assets as of the balance sheet date, as we believe it is not more likely than not that the benefit will be realized due to our cumulative losses generated to date and expectation of future losses.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business tax provisions. We are currently evaluating the potential impacts of the OBBBA on our financial statements.

Results of Operations for the Three Months Ended June 30, 2025
We were incorporated in September 2024 and, therefore, do not have comparative information to present. The following table summarizes our condensed consolidated statement of operations and comprehensive loss for the period presented (in thousands):

Three Months Ended June 30, 2025
Operating expenses
Research and development(1)	$12,081
General and administrative(2)	8,949
Total operating expenses	21,030
Loss from operations	(21,030)
Other income (expense):
Interest income	313
Interest expense(3)	(1,073)
Total other expense	(760)
Net loss and comprehensive loss	$(21,790)
_________________________
(1)Includes related party amount of $6,292 for the three months ended June 30, 2025.
(2)Includes related party amount of $164 for the three months ended June 30, 2025.
(3)Includes related party amount of $420 for the three months ended June 30, 2025.
Research and Development Expenses
The following table summarizes our research and development expenses incurred for the period presented (in thousands):

Three Months Ended June 30, 2025
External research and development costs:
CR-001(1)	$3,880
CR-002(2)	3,610
Other external research and discovery(3)	751
Other research and development costs:
Personnel-related (including share-based compensation)(4)	3,714
Office, facilities, and software	81
Professional and consulting fees	45
Total research and development expenses	$12,081
_________________________
(1)Includes related party amount of $657 for the three months ended June 30, 2025.
(2)Includes related party amount of $3,610 for the three months ended June 30, 2025.
(3)Includes related party amount of $751 for the three months ended June 30, 2025.

(4)Includes related party amount of $1,273 for the three months ended June 30, 2025.
Research and development expenses were $12.1 million for the three months ended June 30, 2025 and consisted primarily of the following:
•$2.9 million of research and development expense related to chemistry, manufacturing, and development costs for CR-001 with a third-party contract development and manufacturing organization;
•$0.7 million of research and development expense due to Paragon for services rendered under the Paragon Option Agreement and the CR-001 License Agreement;
•$0.3 million of research and development expense related to third-party contract research organizations and consulting services for CR-001;
•$3.6 million of research and development expense due to Paragon for services rendered under the Amended and Restated ADC Paragon Option Agreement for CR-002;
•$0.8 million of external research and discovery expense, including amounts due to Paragon for services rendered under the Amended and Restated ADC Paragon Option Agreement for CR-003; and
•$3.7 million of personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, including share-based compensation expense of $1.7 million.
General and Administrative Expenses
The following table summarizes our total general and administrative expenses for the period presented (in thousands):

Three Months Ended June 30, 2025
Personnel-related (including share-based compensation)	$5,633
Professional and consulting fees	2,559
Office, facilities, and software	572
Legal fees related to patent(1)	185
Total general and administrative expenses	$8,949
_________________________
(1)Includes related party amount of $164 for the three months ended June 30, 2025.
General and administrative expenses were $8.9 million for the three months ended June 30, 2025 and consisted primarily of the following:
•$5.6 million of personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, including share-based compensation of $3.6 million;
•$2.6 million of professional and consulting fees associated with accounting, audit, investor and public relations, and legal fees due to an increase in our business activity and as we became a public company;
•$0.6 million of office, facilities, and software expenses; and
•$0.2 million of legal fees due to Paragon associated with patent-related activities.

Results of Operations for the Six Months Ended June 30, 2025
The following table summarizes our condensed consolidated statement of operations and comprehensive loss for the period presented (in thousands):

Six Months Ended June 30, 2025
Operating expenses
Research and development(1)	$22,708
General and administrative(2)	12,547
Total operating expenses	35,255
Loss from operations	(35,255)
Other income (expense):
Interest income	502
Interest expense(3)	(2,185)
Total other expense	(1,683)
Net loss and comprehensive loss	$(36,938)
_________________________
(1)Includes related party amount of $15,069 for the six months ended June 30, 2025.
(2)Includes related party amount of $630 for the six months ended June 30, 2025.
(3)Includes related party amount of $865 for the six months ended June 30, 2025.
Research and Development Expenses
The following table summarizes our research and development expenses incurred for the period presented (in thousands):

Six Months Ended June 30, 2025
External research and development costs by selected target:
CR-001(1)	$10,613
CR-002(2)	4,980
Other external research and discovery(3)	1,814
Other research and development costs:
Personnel-related (including share-based compensation)(4)	5,145
Office, facilities, and software	103
Professional and consulting fees	53
Total research and development expenses	$22,708
_________________________
(1)Includes related party amount of $6,239 for the six months ended June 30, 2025.
(2)Includes related party amount of $4,980 for the six months ended June 30, 2025.
(3)Includes related party amount of $1,814 for the six months ended June 30, 2025.
(4)Includes related party amount of $2,035 for the six months ended June 30, 2025.

Research and development expenses were $22.7 million for the six months ended June 30, 2025 and consisted primarily of the following:
•$6.2 million of research and development expense due to Paragon for services rendered under the Paragon Option Agreement and the CR-001 License Agreement;
•$3.8 million of research and development expense related to chemistry, manufacturing, and development costs for CR-001 with a third-party contract development and manufacturing organization;
•$0.5 million of research and development expense related to third-party contract research organizations and consulting services for CR-001;
•$5.0 million of research and development expense due to Paragon for services rendered under the Amended and Restated ADC Paragon Option Agreement for CR-002;
•$1.8 million of external research and discovery expense, including amounts due to Paragon for services rendered under the Amended and Restated ADC Paragon Option Agreement for CR-003; and
•$5.1 million of personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, including share-based compensation expense of $2.5 million.

General and Administrative Expenses
The following table summarizes our total general and administrative expenses for the period presented (in thousands):

Six Months Ended June 30, 2025
Personnel-related (including share-based compensation)(1)	$7,292
Professional and consulting fees(2)	4,167
Office, facilities, and software	774
Legal fees related to patent(3)	314
Total general and administrative expenses	$12,547
_________________________
(1)Includes related party amount of $213 for the six months ended June 30, 2025.
(2)Includes related party amount of $150 for the six months ended June 30, 2025.
(3)Includes related party amount of $267 for the six months ended June 30, 2025.
General and administrative expenses were $12.5 million for the six months ended June 30, 2025 and consisted primarily of the following:
•$7.3 million of personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, including share-based compensation of $4.1 million;
•$4.2 million of professional and consulting fees associated with accounting, audit, investor and public relations, and legal fees due to an increase in our business activity and as we became a public company;
•$0.8 million of office, facilities, and software expenses; and
•$0.3 million of legal fees due to Paragon associated with patent-related activities.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the preclinical development of our programs and commence clinical development of CR-001, CR-002, and CR-003. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the issuance of Series Seed convertible preferred stock, common stock, and pre-funded warrants, and the sale of our Convertible Notes. In September 2024, we issued and sold 20,000,000 shares of Series Seed Preferred Stock to Fairmount, through an affiliate fund, at a purchase price of $0.20 per share, for total gross proceeds of $4.0 million, which qualifies as a related party transaction. In October 2024, we received $37.5 million in net proceeds from the issuance of its Convertible Notes to several investors, of which Fairmount, through an affiliate fund, held a convertible note with an initial principal amount of $15.0 million, which qualifies as a related party transaction. In June 2025, we raised approximately $142.3 million in net proceeds from the Pre-Closing Financing, excluding the previously received proceeds from the Convertible Notes, and received $1.3 million in cash from GlycoMimetics upon consummation of the Merger. As of June 30, 2025, we had cash of $152.6 million.
Our primary use of cash is to fund the development of our product candidates and advance our pipeline. This includes both the research and development costs and the general and administrative expenses required to support those operations. Since we are a preclinical-stage biotechnology company, we have incurred significant operating losses since our inception and we anticipate such losses, to increase as we continue to pursue clinical development of our product candidates, prepare for the potential commercialization of our product candidates, and expand our development efforts in our pipeline of nonclinical candidates. We expect that our existing cash will be sufficient to fund our operating plans for at least twelve months from this Quarterly Report. We will need to secure additional financing in the future to fund additional research and development, and before a commercial drug can be produced, marketed, and sold. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on our company.
Cash Flows
The following table summarizes our cash flows for the period presented (in thousands):

Six Months Ended June 30, 2025
Net cash used in operating activities	$(27,253)
Net cash used in investing activities	(140)
Net cash provided by financing activities	145,378
Net increase in cash	$117,985
Net Cash Used in Operating Activities
For the six months ended June 30, 2025, net cash used in operating activities was $27.3 million, which was primarily attributable to a net loss of $36.9 million, partially offset by non-cash charges of $8.8 million and net cash provided by changes in operating activities of $0.9 million. Non-cash charges primarily consisted of $6.6 million in share-based compensation expense and $2.2 million of non-cash interest expense. The changes in operating activities were primarily due to an increase in our business activity, as well as the timing of vendor invoicing and payments.
Net Cash Used in Investing Activities
For the six months ended June 30, 2025, net cash used in investing activities was attributable to $0.1 million of purchases of property and equipment associated with the build out of the sublease of office space located in Waltham, Massachusetts.
Net Cash Provided by Financing Activities
For the six months ended June 30, 2025, net cash provided by financing activities was $145.4 million, consisting primarily of $144.3 million of net proceeds from the Pre-Closing Financing and $1.3 million of cash acquired in connection with the reverse recapitalization, partially offset by the repurchase of restricted stock awards of $0.2 million.
Contractual Obligations and Other Commitments
We enter into contracts in the normal course of business with CROs, CMOs, and with other vendors for preclinical research studies, clinical trials, manufacturing, and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if the contract is cancelled within a specified time, and therefore, are cancellable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of June 30, 2025. See Notes 10, 11, and 12 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for further information on our contractual lease obligations for our office in Waltham, Massachusetts, and other commitments, including the commitments under the Option and License Agreements.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on its historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2 to our condensed consolidated financial statements for the three and six months ended June 30, 2025 included in Part I - Item 1 of this Quarterly Report, we believe the following accounting policies used in the preparation of our condensed consolidated financial statements require the most significant judgments and estimates.
Research and Development Contract Costs Accruals
We record the costs associated with research studies and manufacturing development as incurred. These costs are a significant component of our research and development expenses, with a substantial portion of our ongoing research and development activities conducted by third-party service providers, including contract research organizations and contract manufacturing organizations, and our related party Paragon.
We accrue for expenses resulting from obligations under Paragon Option Agreements between Paragon, Parascent, and us and agreements with CROs, CMOs, and other outside service providers for which payment flows do not match the periods over which materials or services are provided to us. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with Paragon, CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. We make significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to Paragon, a CRO, CMO, or outside service provider, the payments will be recorded as a prepaid asset which will be expensed as the contracted services are performed. Changes in these estimates that result in material changes to our accruals could materially affect its results of operations. As of June 30, 2025, we have not experienced any material deviations between accrued and actual research and development expenses.
Share-Based Compensation
We measure share-based awards granted to employees, directors, and non-employees in the form of stock options to purchase shares of our ordinary shares, based on their fair value on the date of the grant using the Black-Scholes model. We measure common stock awards, restricted common stock awards, and restricted stock units using the difference, if any, between the purchase price per share of the award and the fair value of our ordinary shares at the date of grant. Compensation expense for those awards is recognized using the straight-line method over the requisite service period, which is generally the vesting period of the respective award for employees. Compensation expense for awards to non-employees with service-based vesting conditions is recognized in the same manner as if we had paid cash in exchange for the goods or services, which is generally over the vesting period of the award. We account for forfeitures as they occur. We classify share-based compensation expenses in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.
The Black-Scholes model uses inputs that are determined by our Board on the date of grant and assumptions we make for the volatility of stock-based awards, the expected term of stock-based awards, the risk-free interest rate for a period that approximates the expected term of our stock-based awards, and its expected dividend yield. We lack sufficient company-specific historical and implied volatility information of our shares. Therefore, we estimate its expected share volatility based on the historical volatility of a representative group of public companies in the biotechnology industry for a term equal to the remaining time of the expected term. The expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” stock options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the options on the date of measurement. We have estimated a 0% dividend yield based on the expected dividend yield and the fact that we have never paid, and do not expect to pay, any cash dividends in the foreseeable future. See Note 2 and Note 8 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for information concerning specific assumptions we used in applying the Black-Scholes model to determine the estimated fair value of our stock options granted in the periods presented.
Determination of Fair Value of Ordinary Shares
A public trading market for our ordinary shares has been established in connection with the completion of this Merger. As such, it is no longer necessary for our board of directors to estimate the fair value of our share awards in connection with our accounting for granted share-based awards or other such awards we may grant, as the fair value of our ordinary shares and share-based awards is determined based on the quoted market price of our ordinary shares.
Prior to the Merger, our pre-Merger common stock valuations were prepared by a third-party valuation firm using a hybrid method, including an option pricing method (“OPM”). The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceed the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. The hybrid method is a probability-weighted expected return method (“PWERM”), where the equity value in one or more of the scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for a company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock.
The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if our pre-Merger common stock valuations had used significantly different assumptions or estimates, the fair value of our pre-Merger incentive shares and our share-based compensation expense could have been materially different.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations, or cash flows is disclosed in Note 2 to the condensed consolidated financial statements as of June 30, 2025 included in Part I - Item 1 of this Quarterly Report.
Off-Balance Sheet Arrangements
As of June 30, 2025, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the

Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could reasonably be expected to have a material adverse effect on our results of operations, financial condition, or cash flows.
Item 1A. Risk Factors
Investing in our ordinary shares involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Quarterly Report on Form 10-Q before making an investment decision. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, reputation, or results of operations. In such case, the trading price of shares of our ordinary shares could decline, and you may lose all or part of your investment. It is not possible to predict or identify all such risks; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider presenting significant risks to our operations. Moreover, some of the factors, events, and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events, or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

We are subject to a number of risks that if realized could materially harm our business, prospects, operating results, and financial condition. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in Part II - Item 1A “Risk Factors” of this Form 10-Q. Please carefully consider all the information in this Form 10-Q, including the full set of risks set forth in the “Risk Factors” section, and in our other filings with the SEC before making an investment decision regarding the Company.

Risks Related to Our Financial Condition and Capital Requirements

●
We are a preclinical-stage biotechnology company with a limited operating history on which to assess our business; we have not initiated, conducted, or completed any clinical trials, and have no products approved for commercial sale.

●	We have historically incurred losses and we anticipate that we will continue to incur losses for the foreseeable future.

●	We have never generated revenue from product sales and may never be profitable.

●	We may not be able to raise the capital that we need to support our business plans.

●	Raising additional capital may cause dilution to our shareholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

Risks Related to Clinical Development and Regulatory Approval

●	Drug development and obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain.

●	We are substantially dependent on the success of our lead program, CR-001, and our anticipated clinical trials of such program may not be successful.

●	We may not be able to meet requirements for the chemistry, manufacturing, and control of our programs.

●	We face competition from entities that have developed or may develop programs for the diseases addressed by product candidates developed by us.

●
The United States Food and Drug Administration (“FDA”) and comparable foreign regulatory approval processes are lengthy and time consuming and we may not be able to obtain or may be delayed in obtaining regulatory approvals for our product candidates.

●	Disruptions at the FDA and other government agencies could negatively affect the review of our regulatory submissions, which could negatively impact our business.

●	Even if we obtain regulatory approval, we will be subject to ongoing regulatory obligations.

●	We may fail to achieve our projected development goals in the time frames we announce and expect.

Risks Related to Our Intellectual Property

●	We do not currently own any issued patents or pending patent applications. Our ability to obtain and protect patent rights and protect other proprietary rights is uncertain.

●	We may fail in obtaining or maintaining necessary rights to our programs.

●	We may be subject to patent infringement claims or may need to file such claims.

●	Our ability to protect our products may be impaired by changes to patent laws.

●	Our patent protection could be reduced or eliminated for non-compliance with legal requirements.

●	We may fail to identify or interpret relevant third-party patents.

●	We may become subject to claims challenging the inventorship or ownership of our intellectual property.

●	Patent terms may be inadequate to protect our competitive position of our programs.

●	Our technology licensed from various third-parties in the future may be subject to retained rights.

Risks Related to Our Reliance on Third Parties

●
We expect to rely on agreements with third parties to develop our product candidates. If we are unable to maintain collaborations or licensing arrangements, or if our collaborations or licensing arrangements are not successful, our business could be negatively impacted.

●	Third parties we rely on for the execution of nonclinical studies and clinical trials may fail to carry out their contractual duties.

●
We may be unable to use third-party manufacturing sites, our third-party manufacturers may encounter difficulties in production, or we may need to switch or create third-party manufacturer redundancies.

Other Risk Factors - Risks Related to Employee Matters, Managing Growth, Other Risks Related to Our Business, and Owning Our Ordinary Shares

●	Our business is dependent on key personnel and we will be harmed if we cannot recruit and retain highly qualified personnel to successfully implement our business strategy.

●	In order to successfully implement our plans and strategies, we will need to grow the size of our organization and we may experience difficulties in managing this growth.

●
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

●	Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

●
Changes in and failures to comply with United States and foreign privacy and data protection laws, regulations, and standards may adversely affect our business, operations, and consolidated financial performance.

●	We may become exposed to costly and damaging liability claims and our insurance may not cover all damages from such claims.

●	Our business could be adversely affected by macroeconomic conditions, including tariffs.

●	We do not anticipate paying any dividends in the foreseeable future.

●	Future sales of shares by existing shareholders could cause our share price to decline.

●	Future sales and issuances of equity and debt could result in additional dilution to our shareholders and could cause our share price to decline.

Risks Related to Our Financial Condition and Capital Requirements

We are a preclinical-stage biotechnology company with a limited operating history on which to assess our business; we have not completed any clinical trials, have no products approved for commercial sale, have historically incurred losses, and we anticipate that we will continue to incur significant losses for the foreseeable future. Moreover, we have never generated revenue from product sales and may never be profitable.

We are a preclinical-stage biotechnology company with a limited operating history. We will need to raise substantial additional capital to continue to fund our operations in the future. We have based our estimates on assumptions that may prove to be wrong, and could exhaust our available financial resources sooner than we currently anticipate. We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, organizing and staffing our company, and providing general and administrative support for our operations.

Developing our product candidates requires a substantial amount of capital. We expect our research and development expenses to continue increase in connection with its ongoing activities, particularly as we advance our product candidates through preclinical studies and clinical trials. We will need to raise additional capital to fund our operations, and such funding may not be available to us on acceptable terms, or at all, and such funding may become even more difficult to obtain due to rising interest rates and the current downturn in the U.S. capital markets and the biotechnology sector in general. Competition for additional capital among biotechnology companies may be particularly intense during economic downturns. We may be unable to raise capital through public offerings of our ordinary shares and may need to turn to alternative financing arrangements. Such arrangements, if we pursue them, could involve the issuance of one or more types of securities, including ordinary shares, preferred shares, convertible debt, warrants to acquire ordinary shares, or other securities. These securities could be issued at or below the then prevailing market price for our ordinary shares. In addition, if we issue debt securities, the holders of the debt would have a claim to our assets that would be superior to the rights of shareholders until the principal, accrued and unpaid interest, and any premium or make-whole has been paid. Interest on any newly-issued debt securities and/or newly-incurred borrowings would increase our operating costs and reduce its net income (or increase our net loss), and these impacts may be material. If the issuance of new securities results in diminished rights to holders of our ordinary shares, the market price of our ordinary shares could be materially and adversely affected.

We do not currently have any products approved for sale and do not generate any revenue from product sales. Accordingly, we expect to rely primarily on equity and/or debt financings to fund our continued operations. Our ability to raise additional funds will depend, in part, on the success of our preclinical studies and clinical trials and other product development activities, regulatory events, our ability to identify and enter into licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic, and market conditions, many of which are beyond our control. There can be no assurances that sufficient funds will be available to us when required or on acceptable terms, if at all.

If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•significantly delay, scale back, or discontinue the development or commercialization of our product candidates;
•seek strategic partnerships, or amend existing partnerships, for research and development programs at an earlier stage than otherwise would be desirable or that we otherwise would have sought to develop independently, or on terms that are less favorable than might otherwise be available in the future;
•dispose of technology assets, or relinquish or license on unfavorable terms, our rights to technologies or any of its product candidates that we otherwise would seek to develop or commercialize ourselves;
•pursue the sale of the company to a third party at a price that may result in a loss on investment for our shareholders; or
•file for bankruptcy or cease operations altogether (and face any related legal proceedings).

Any of these events could have a material adverse effect on our business, operating results, and prospects.
Even if successful in raising new capital, we could be limited in the amount of capital we raise due to investor demand restrictions placed on the amount of capital we raise or other reasons.

Additionally, any capital raising efforts are subject to significant risks and contingencies, as described in more detail under the risk factor titled “Raising additional capital may cause dilution to our shareholders, restrict our operations, or require us to relinquish rights.”

We have never generated any revenue from product sales and may never be profitable.

We have no products approved for commercialization and have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product candidates. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales depends heavily on its success in many areas, including but not limited to:

•completing research and development of our product candidates;
•obtaining regulatory and marketing approvals for our product candidates for which we complete clinical trials;
•manufacturing product candidates and establishing and maintaining supply and manufacturing relationships with third parties that are commercially feasible, meet regulatory requirements and our supply needs in sufficient quantities to meet market demand for our product candidates, if approved;
•qualifying for adequate coverage and reimbursement by government and third-party payors for any product candidates for which we obtain regulatory and marketing approval;
•marketing, launching, and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;
•gaining market acceptance of our product candidates as treatment options;
•addressing any competing products and technological and market developments;
•implementing internal systems and infrastructure, as needed;
•protecting and enforcing our intellectual property rights, including patents, trade secrets, and know-how;
•negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
•obtaining coverage and adequate reimbursement from third-party payors and maintaining pricing for our product candidates that supports profitability; and
•attracting, hiring, and retaining qualified personnel.

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by regulatory authorities to perform clinical and other studies in addition to those that we anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations. We will also have to develop or acquire manufacturing capabilities or continue to contract with contract manufacturers in order to continue development and potential commercialization of our product candidates. For instance, if the costs of manufacturing our drug product are not commercially feasible, we will need to develop or procure our drug product in a commercially feasible manner in order to successfully commercialize a future approved product, if any. Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.

We are a preclinical-stage biotechnology company with a limited operating history on which to assess our business; we have not initiated, conducted, or completed any clinical trials, have no products approved for commercial sale, have historically incurred losses, and anticipates that we will continue to incur significant losses for the foreseeable future.

We are a preclinical-stage biotechnology company with a limited operating history. Since September 19, 2024 (inception), we have incurred significant operating losses. For the six months ended June 30, 2025, Crescent reported a net loss of $36.9 million and had an accumulated deficit of $54.8 million. We will need to raise substantial additional capital to continue to fund our operations in the future. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop it our s product candidates. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to complete future milestones and we may be required to delay, limit, reduce, or eliminate development or future commercialization efforts of product candidates and/or programs. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings or entering into strategic collaborations.

We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, organizing and staffing our company, and providing general and administrative support for our operations. To date, we have funded our operations primarily from the sale and issuance of convertible preferred and common equity securities and unsecured convertible notes. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect our losses to increase as our product candidates enter more advanced clinical trials. It may be several years, if ever, before we complete pivotal clinical trials and/or have a product candidate approved for commercialization. We expect to invest significant funds into the research and development of our current programs to determine the potential to advance product candidates to regulatory approval. If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, coverage, and adequate reimbursement from third-party payors, and adequate market share for our product candidates in those markets. Even if we obtain adequate market share for our product candidates, because the potential markets in which our product candidates may ultimately receive regulatory approval could be very small, we may never become profitable despite obtaining such market share and acceptance of our products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

•continue the preclinical development and initiate the clinical development of our product candidates;
•continue efforts to discover and develop new product candidates;
•continue the manufacturing of our product candidates or increase volumes manufactured by third parties;
•advance our product candidates into larger, more expensive clinical trials;
•initiate additional preclinical studies or clinical trials for our product candidates;
•seek regulatory and marketing approvals and reimbursement for our product candidates;
•establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain regulatory and marketing approval and market for ourselves;
•seek to identify, assess, acquire, and/or develop other product candidates;

•make milestone, royalty, or other payments under third-party license agreements;
•seek to maintain, protect, and expand our intellectual property portfolio;
•are required to pay penalties under our Registration Rights Agreement for failing to timely register the applicable securities;
•seek to attract and retain skilled personnel;
•experience any delays or encounter issues with the development and potential regulatory approval of our clinical and product candidates such as safety issues, manufacturing delays, clinical trial accrual delays, longer follow-up for planned studies or trials, additional major studies or trials, or supportive trials necessary to support regulatory and marketing approval; and
•incur additional costs associated with operating as a public company.

We have no significant experience as a company in initiating, conducting, or completing clinical trials. In part because of this lack of experience, we cannot be certain that our planned clinical trials will begin or be completed on time, if at all. In addition, we have not yet demonstrated an ability to obtain regulatory and marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing, and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. Further, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

Raising additional capital may cause dilution to our shareholders, restrict our operations, or require us to relinquish rights.

Until such time, if ever, as we can generate substantial revenue from the sale of our product candidates, we expect to finance our cash needs through a combination of equity offerings, debt financings, and license and development agreements. To the extent that we raise additional capital through the sale of equity securities or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our ordinary shares. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may be required to relinquish valuable rights to our research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements with third parties when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under convertible debt or other securities convertible into equity, the ownership interest of our shareholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our shareholders. For instance, immediately prior to the consummation of the Merger, certain institutional and accredited investors purchased shares of Pre-Merger Crescent common stock and pre-funded warrants for an aggregate purchase price of $200.0 million (which includes $37.5 million of gross proceeds we previously received from the issuance of the Convertible Notes in October 2024).

Debt financing, if available, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends. If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. We cannot assure that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of product candidates to meet our projected plans. If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially harm our business, financial condition, and results of operations.

Risks Related to Discovery, Development, and Commercialization

We face competition from entities that have developed or may develop programs for the diseases addressed by product candidates developed by us.

The development and commercialization of drugs is highly competitive. Product candidates developed by us, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, including Merck, Bristol Myers Squibb, Genentech, AstraZeneca, Summit Therapeutics Inc., BioNTech SE, LaNova Medicines Ltd., and Compass Therapeutics, Inc., as well as academic institutions, governmental agencies, and public and private research institutions, among others. Many of the companies with which we are currently competing or will compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing regulatory approved products than we do, and are further along in the clinical development and/or commercialization process than we are. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, raising capital, registering patients for clinical trials, establishing and defending rights to intellectual property, as well as in acquiring technologies complementary to, or necessary for, our product candidates.

Our competitors have developed, are developing, or may in the future develop programs and processes competitive with our programs and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any potential new treatments, including those currently under clinical development. Our success will depend partially on our ability to develop and commercialize products that have a competitive safety, efficacy, dosing, and/or presentation profile. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective, have a more attractive dosing profile or presentation or are less expensive than the products we develop, or if our competitors develop competing products or if biosimilars enter the market more quickly than we do and are able to gain market acceptance. Conversely, the lack of commercial success of other competing programs may raise concerns about the financial viability of our programs.

Our programs are in preclinical stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we or our current or future collaborators are unable to our development of or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have no products on the market, and all of our programs are in preclinical stages of development and have not been tested in humans. As a result, we expect it will be many years before we commercialize any product candidate, if ever. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have not yet demonstrated our ability to initiate or complete any clinical trials, obtain regulatory approvals, manufacture a clinical or commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our programs and product candidates.

We or our collaborators may experience delays in initiating or completing clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any clinical trials that they could conduct that could delay or prevent our ability to receive regulatory and marketing approval or commercialize our product candidates, including:

•regulators or institutional review boards (“IRBs”), the FDA or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations (“CROs”), the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•clinical trial sites deviating from trial protocol or dropping out of a trial;
•clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
•the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, especially if regulatory bodies require completion of non-inferiority or superiority trials, enrollment in these clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
•we may elect to, or regulators, IRBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the patients in our trials are being exposed to unacceptable health risks;
•the cost of clinical trials of any of our programs may be greater than we anticipate;
•the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
•our inability to manufacture sufficient quantities of our product candidates for use in clinical trials;
•reports from clinical testing of other therapies may raise safety or efficacy concerns about our programs;
•our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidates as well as data emerging from other therapies in the same class as our product candidates; and
•the FDA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND application, biologics license application (“BLA”) or similar application and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA or foreign regulatory authority requests, respectively, prior to commencing clinical trials, the start of our first clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials, or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union (“EU”).

We may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, our product candidates. We or our current or future collaborators’ inability to complete development of, or commercialize our product candidates, or significant delays in doing so, could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We are substantially dependent on the success of our lead program, CR-001, and our anticipated clinical trials of such program may not be successful.

Our future success is substantially dependent on its ability to timely obtain regulatory and marketing approval for, and then successfully commercialize, our lead program, CR-001. We also intend to advance our CR-002 and CR-003 programs. We are investing a majority of our efforts and financial resources into the research and development of these programs. We anticipate that the IND for CR-001 will be submitted by the fourth quarter of 2025 followed by a Phase 1 clinical trial with results expected in the second half of 2026 in patients with solid tumors. We anticipate that the IND for CR-002 will be submitted by mid-2026. The success of CR-001 is dependent on observing in CR-001 the targeting, binding, cooperativity and pharmacokinetics of ivonescimab, an anti-PD-1/anti-VEGF bispecific antibody that demonstrated significantly improved progression-free survival (“PFS”) to market-leading pembrolizumab in a large Phase 3 clinical trial, while avoiding the mechanistic risks that could perturb the balance of efficacy and safety that define this new class of immunotherapy, assuming we successfully complete clinical development and obtain regulatory and marketing approval for CR-001. To the extent we do not observe this recapitulation of ivonescimab in CR-001, it would significantly and adversely affect the clinical and commercial potential of CR-001.

Our programs will require additional clinical development, evaluation of clinical, preclinical, and manufacturing activities, product development, regulatory and marketing approval in multiple jurisdictions, substantial investment, and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote these programs, or any other programs, before we receive regulatory and marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such regulatory or marketing approvals.

The success of our product candidates will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights, and the manufacturing, marketing, distribution, and sales efforts of any current or future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of these product candidates, even if approved. If we are not successful in obtaining regulatory approval and commercializing our CR-001, CR-002, or CR-003 programs, or is significantly delayed in doing so, our business will be materially harmed.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our product candidates may be delayed and our expenses may increase and, as a result, our share price may decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory, and other product development goals, which we sometimes refers to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, such as the expected timing for the anticipated commencement of our Phase 1 studies, and clinical trials in solid tumor and other target indications, as well as the receipt of clinical data, and submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, the commercialization of our product candidates may be delayed or never achieved and, as a result, our share price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.

Any drug delivery device that we potentially use to deliver its product candidates may have its own regulatory, development, supply and other risks.

We expect to deliver our product candidates via a drug delivery device, such as an injector or other delivery system. There may be unforeseen technical complications related to the development activities required to bring such a product to market, including primary container compatibility and/or dose volume requirements. Our product candidates may not be approved or may be substantially delayed in receiving approval if the devices that we choose to develop do not gain and/or maintain their own regulatory approvals or clearances. Where approval of the drug product and device is sought under a single application, the increased complexity of the review process may delay approval. In addition, some drug delivery devices are provided by single-source unaffiliated third-party companies. We may be dependent on the sustained cooperation and effort of those third-party companies both to supply the devices and, in some cases, to conduct the studies required for approval or other regulatory clearance of the devices. Even if approval is obtained, we may also be dependent on those third-party companies continuing to maintain such approvals or clearances once they have been received. Failure of third-party companies to supply the devices, to successfully complete studies on the devices in a timely manner, or to obtain or maintain required approvals or clearances of the devices could result in increased development costs, delays in or failure to obtain regulatory approval, and delays in product candidates reaching the market or in gaining approval or clearance for expanded labels for new indications.

Our approach to the discovery and development of its programs is unproven, and we may not be successful in its efforts to build a pipeline of programs with commercial value.

Our approach to the discovery and development of our programs, particularly CR-001, leverages clinically validated mechanisms of action and incorporates the targeting, binding, cooperativity and pharmacokinetics of ivonescimab, an anti-PD-1/anti-VEGF bispecific antibody that demonstrated significantly improved PFS to market-leading pembrolizumab in HARMONi-2, a large Phase 3 clinical trial for the treatment of naïve, or not previously treated, advanced and metastatic NSCLC. Our programs are purposefully designed to avoid mechanistic risks that could perturb the balance of efficacy and safety that defines this new class of immunotherapy. However, the scientific research that forms the basis of our efforts to develop programs using ivonescimab-like technologies is ongoing and may not result in viable programs. There is limited clinical data available on product candidates utilizing the same mechanism of action as ivonescimab, especially in solid tumor indications, demonstrating whether they are safe or effective for long-term treatment in humans. The long-term safety and efficacy of these technologies and exposure profile of our programs compared to currently approved products is unknown. Additionally, there can be no assurance that our clinical trials, which are expected to cover a broader set of indications than in HARMONi-2, will demonstrate similar or comparable safety and efficacy results to HARMONi-2. We may ultimately discover that reproducing ivonescimab’s established pharmacology for its specific targets and indications and any programs resulting therefrom does not possess certain properties required for therapeutic effectiveness. We currently have only preclinical data regarding the ivonescimab-like properties of our programs and the same results may not be seen in humans. In addition, programs using ivonescimab-like technologies may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. This technology and any programs resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. Many product candidates that appeared highly promising in preclinical studies or in early-stage clinical trials have failed when advanced into, or further in, clinical development. In addition, the failure of companies that are developing products similar to us or targeting the same indications as we are to demonstrate safety and efficacy of their product candidates may be harmful to our business, financial condition, results of operations, and prospects.

In addition, we may in the future seek to discover and develop programs that are based on novel targets and technologies that are unproven. If our discovery or business development activities fail to identify novel targets or technologies for drug development, or such targets prove to be unsuitable for treating human disease, we may not be able to develop viable additional programs. We and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications, or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. If the products resulting from our programs prove to be ineffective, unsafe, or commercially unviable, such programs would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

Preclinical and clinical development involves a lengthy and expensive process that is subject to delays and uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

Before obtaining regulatory and marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidate in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we depend on the availability of non-human primates (“NHPs”) to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development. There is currently a global shortage of NHPs available for drug development. This could cause the cost of obtaining NHPs for our future preclinical studies to increase significantly and, if the shortage continues, could also result in delays to our development timelines.

Furthermore, a failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory and marketing approval of their product candidates. In addition, we expect to rely on patients to provide feedback on measures such as measures of quality of life, which are subjective and inherently difficult to evaluate. These measures can be influenced by factors outside of our control, and can vary widely from day-to-day for a particular patient, and from patient to patient and from site to site within a clinical trial.

We cannot be sure that the FDA or comparable foreign regulatory authorities will agree with its clinical development plan. We plan to design a Phase 1 clinical trial for CR-001 based on the clinical profile of ivonescimab. If the FDA or comparable foreign regulatory authorities require us to conduct additional trials or enroll additional patients, our development timelines may be delayed. We cannot be sure that submission of an IND, BLA, or similar application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting, and training suitable clinical investigators; delays in obtaining required IRB approval or positive ethics committee opinions at each clinical trial site; delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s current Good Clinical Practice requirements (“GCPs”) or applicable regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to facilities operated by a contract manufacturing organization (“CMO”) and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and third parties being unwilling or unable to satisfy their contractual obligations to us.

We could also encounter delays if a clinical trial is suspended or terminated by it, by the IRBs or ethics committees of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board, if any, for such clinical trial or by the FDA or comparable foreign regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the programs, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial. If we are required to conduct additional clinical trials or other testing of its product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates, if the results of these trials are not positive or are only moderately positive, or if there are safety concerns, our business and results of operations may be adversely affected and it may incur significant additional costs.

If we encounter difficulties enrolling patients in our future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our future clinical trials for a variety of reasons, including the competitive landscape for solid tumor indications and competition for establishing trial sites and clinical trial enrollment. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients in future trials for any of our programs will depend on many factors, including if patients choose to enroll in clinical trials, rather than using approved products, or if our competitors have ongoing clinical trials for programs that are under development for the same indications as our programs, and patients instead enroll in such clinical trials. Additionally, the number of patients required for clinical trials of our programs may be larger than we anticipate, especially if regulatory bodies require the completion of non-inferiority or superiority trials. Even if we are able to enroll a sufficient number of patients for our future clinical trials, we may have difficulty maintaining patients in our clinical trials. Our inability to enroll or maintain a sufficient number of patients would result in significant delays in completing clinical trials or receipt of regulatory and marketing approvals and increased development costs or may require us to abandon one or more clinical trials altogether.

Preliminary, “topline”, or interim data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of these data without the opportunity to fully and carefully evaluate complete data. As a result, the preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated or subsequently made subject to audit and verification procedures.

Any preliminary or topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular product candidate, the approvability or commercialization of the particular product candidate and us in general. In addition, the information we choose to publicly disclose regarding a particular preclinical study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. As a result, you or others may have reached different conclusions based on such extensive information in comparison to our publicly disclosed conclusion regarding a particular preclinical study or clinical trial. If the preliminary, topline, or interim data that Crescent reports differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

Our future clinical trials or those of our future collaborators may reveal significant adverse events or undesirable side effects not seen in our preclinical studies and may result in a safety profile that could halt clinical development, inhibit regulatory approval or limit commercial potential or market acceptance of any of our product candidates.

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events, or unexpected characteristics. While preclinical studies conducted with respect to our programs have not shown any such characteristics to date, we have not yet initiated any clinical trials in humans. If significant adverse events or other side effects are observed in any of our future clinical trials, we may have difficulty recruiting patients to such trials, patients may drop out of the trials, or we may be required to abandon the trials or our development efforts of one or more programs altogether. For example, clinical experience in NSCLC with anti-VEGF inhibitors, such as bevacizumab, identified serious adverse events, including fatal pulmonary hemorrhage, that have limited the number of patients eligible for treatment. Other adverse events associated with bevacizumab include proteinuria and hypertension. We, the FDA or other applicable regulatory authorities, or an IRB, may suspend any clinical trials of any program at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies and trials have later been found to cause side effects that prevented their further development. Other potential products have shown side effects in preclinical studies, which side effects do not present themselves in clinical trials in humans. Even if the side effects do not preclude the product candidate from obtaining or maintaining regulatory and marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Treatment-emergent adverse events could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with our product candidates may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our product candidates may not be normally encountered in the general patient population and by medical personnel. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.

In addition, even if we successfully advance our product candidates or any future product candidates through clinical trials, such trials will only include a limited number of patients and limited duration of exposure to our product candidates. As a result, we cannot be assured that adverse effects of our product candidates will not be uncovered when a significantly larger number of patients are exposed to the product candidate after approval. Further, any clinical trials may not be sufficient to determine the effect and safety consequences of using our product candidates over a multi-year period.

If any of the foregoing events occur or if one or more of our programs proves to be unsafe, our entire pipeline could be affected, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

We may expend our limited resources to pursue a particular program and fail to capitalize on programs that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus our research and development efforts on certain selected programs and utilize Paragon Therapeutics, Inc. (“Paragon”) to conduct certain research activities (primarily preclinical studies) pursuant to the Antibody Discovery and Option Agreement, dated September 19, 2024 (the “the “Antibody Paragon Option Agreement”), and the Amended and Restated ADC Discovery and Option Agreement, dated April 28, 2025 (the “ADC Paragon Option Agreement” and together with the Antibody Paragon Option Agreement, the “Paragon Option Agreements”), each by and among Crescent, Paragon and Parascent Holding LLC. For example, we are initially focused on our lead program, CR-001, and other expected programs, CR-002 and CR-003, for which we have or expect to develop a research plan with Paragon and have or expect to obtain a license from Paragon pursuant to a Paragon Option Agreement. As a result, we may forgo or delay pursuit of opportunities with other programs that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. In addition, we select product candidates amongst a variety of potential product candidates from Paragon, and the product candidates we select may fail to be viable commercial products or the product candidates we do not select may have a greater likelihood of success.

Any approved products resulting from our current programs or any future program may not achieve adequate market acceptance among clinicians, patients, healthcare third-party payors, and others in the medical community necessary for commercial success and we may not generate any future revenue from the sale or licensing of such products.

Even if regulatory approval is obtained for a product candidate resulting from one of our current or future programs, they may not gain market acceptance among physicians, healthcare professionals, patients, healthcare payors, or the medical community. We may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. There are several approved products and product candidates in later stages of development for the treatment of solid tumors, including pembrolizumab. In addition, Opdivo, a PD-1 inhibitor, and Yervoy®, a CTLA-4 inhibitor, in combination are approved by the FDA for treating various cancers, including metastatic melanoma, advanced renal cell carcinoma, and certain types of colorectal cancer. CR-001 utilizes a proprietary anti-PD-1/anti-VEGF bispecific antibody for its method of action, and is designed to recapitulate the targeting, binding, cooperativity and pharmacokinetics of ivonescimab, an anti-PD-1/anti-VEGF bispecific antibody that demonstrated significantly improved PFS to market-leading pembrolizumab in a large Phase 3 clinical trial. Although checkpoint inhibitors are highly effective in some patients, most patients with solid tumors fail to respond to these therapies. Furthermore, patients who do respond do not always achieve durable responses. Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt a biologic that uses cooperative binding qualities for our targeted indications, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any programs developed by us or our existing or future collaborators. Serious adverse events, including fatal pulmonary hemorrhage, observed in anti-VEGF inhibitors, such as bevacizumab, may adversely affect our ability to gain market acceptance. Market acceptance of our product candidates may be negatively impacted by potential poor performance of its competitors, including the occurrence of serious adverse events in such competitors’ clinical trials or failure by such competitors to obtain and maintain regulatory approval for their product candidates.

Sales of medical products also depend on the willingness of clinicians to prescribe the treatment. We cannot predict whether clinicians, clinicians’ organizations, hospitals, other healthcare providers, government agencies, or private insurers will determine that our product is safe, therapeutically effective, cost effective, or less burdensome as compared with competing treatments. If any of our product candidates are approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable. Market acceptance of our product candidates will depend on many factors, including factors that are not within its control.

Certain of our programs may compete with our other programs, which could negatively impact our business and reduce our future revenue.

We are developing product candidates for the same indication, solid tumors, and may in the future develop its programs for other oncology indications. Each such program targets a different mechanism of action. However, developing multiple programs for a single indication may negatively impact our business if the programs compete with each other. For example, if multiple programs are conducting clinical trials at the same time, they could compete for the enrollment of patients. In addition, if multiple product candidates are approved for the same indication, they may compete for market share, which could limit our future revenue.

We may conduct clinical trials for programs at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We may choose to conduct one or more of our future clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Even if the FDA accepted such data, it could require us to modify its planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.

Further, conducting international clinical trials presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs that could restrict or limit our ability to conduct its clinical trials, the administrative burdens of conducting clinical trials under multiple sets of foreign regulations, foreign exchange fluctuations, diminished protection of intellectual property in some countries, as well as political and economic risks relevant to foreign countries.

Risks Related to Government Regulation

The regulatory approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, time-consuming, and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive, and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including our lead program, CR-001, and other expected programs, CR-002 and CR-003, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining regulatory and marketing approval. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical, or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication; the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by patients in our clinical trials or by individuals using drugs similar to our product candidates; we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials; the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling, and/or the specifications of our product candidates; the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval. In addition, the FDA and comparable foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations, or revise existing regulations, or take other actions, such as those implemented by the recently established Department of Government Efficiency, which may impact our clinical development plans or prevent or delay approval of its programs under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay its ability to obtain approvals and increase the costs of compliance.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market its product candidates, which would significantly harm Crescent’s business, results of operations and prospects.

If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, including failing to approve the most commercially promising indications, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates and our ability to generate revenue will be materially impaired.

Disruptions at the FDA and other government agencies could negatively affect the review of our regulatory submissions, which could negatively impact our business.

The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including statutory, regulatory, and policy changes, inadequate government budget funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns and public health crises. There have been mass layoffs of federal employees since the start of the current presidential administration in January 2025, the full impact of which is unclear at this time. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the presidential administration has made and is expected to continue to make changes in the leadership of various U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning, and policy priorities of the U.S. federal regulatory agencies, including the FDA.

We are unable to predict the extent to which the presidential administration may impose or seek to impose leadership or policy changes at the FDA or changes to rules and policies impacting our business and operations. It is unclear how these executive actions or other potential actions by the federal government will impact the FDA or other regulatory authorities that oversee our business. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, which could result in delays in our clinical trial timelines. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or manufacturing of its programs, which could have a material adverse effect on our business.

We may not be able to meet requirements for the chemistry, manufacturing, and control of our programs.

In order to receive approval of its products by the FDA and comparable foreign regulatory authorities, we must show that we and our contract manufacturing partners are able to characterize, control, and manufacture its drug products safely and in accordance with regulatory requirements. This includes manufacturing the active ingredient, developing an acceptable formulation, manufacturing the drug product, performing tests to adequately characterize the formulated product, documenting a repeatable manufacturing process, and demonstrating that our drug products meet stability requirements. Meeting these chemistry, manufacturing, and control requirements is a complex task that requires specialized expertise. If we are not able to meet the chemistry, manufacturing, and control requirements, we may not be successful in getting our products approved.

Our product candidates for which we intend to seek approval as biologics may face competition sooner than anticipated.

The Patient Protection and Affordable Act, as amended by the Healthcare and Education Reconciliation Act (the “ACA”), includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product.

We believe that any of our product candidates approved as biologics under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Even if we receive regulatory approval of our product candidates, we will be subject to extensive ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experiences unanticipated problems with our product candidates.

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions, or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a risk evaluation and mitigation strategy (“REMS”) in order to approve our product candidates, which could entail requirements for a medication guide, physician training, and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. In addition, if the FDA or comparable foreign regulatory authorities approve our product candidates, our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export will be subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current cGMPs and GCPs for any clinical trials that we conduct following approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs.

If we or a regulatory authority discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility, or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials, restrictions on the manufacturing process, warning or untitled letters, civil and criminal penalties, injunctions, product seizures, detentions or import bans, voluntary or mandatory publicity requirements, and imposition of restrictions on operations, including costly new manufacturing requirements. The occurrence of any event or penalty described above may inhibit our ability to commercialize its product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

We may face difficulties from healthcare legislative reform measures.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the Trump Administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision-making and ultimately the cost and availability of prescription drugs. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory and marketing approval that we may have obtained and we may not achieve or sustain profitability.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our product candidates, if approved.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to it, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against it, our business may be impaired.

Even if we are able to commercialize any product candidates, due to unfavorable pricing regulations and/or third-party coverage and reimbursement policies, we may not be able to offer such product candidates at competitive prices which would seriously harm our business.

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. Our ability to successfully commercialize any product candidates that we may develop will depend in part on the extent to which reimbursement for these product candidates and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. These entities may create preferential access policies for a competitor’s product, including a branded or generic/biosimilar product, over our products in an attempt to reduce their costs, which may reduce our commercial opportunity. Additionally, if any of our product candidates are approved and we are found to have improperly promoted off-label uses of those product candidates, we may become subject to significant liability, which would materially adversely affect our business and financial condition.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to or from recipients in the public or private sector. We may engage third parties to sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. Crescent has direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.

In some countries, particularly member states of the EU (“EU Member States”), the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory and marketing approval for a therapeutic. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced EU Member States, can further reduce prices. To obtain coverage and reimbursement or pricing approvals in some countries, we or current or future collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations, or prospects could be materially and adversely affected. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including those related to the pricing of prescription pharmaceuticals, as the United Kingdom (“UK”) determines which EU laws to replicate or replace. If the UK were to significantly alter its regulations affecting the pricing of prescription pharmaceuticals, we could face significant new costs.

We may attempt to obtain accelerated approval of our product candidates. If we are unable to obtain accelerated approval, we may be required to conduct clinical trials beyond those that we contemplate, or the size and duration of our pivotal clinical trials could be greater than currently planned, which could increase the expense of obtaining, reduce the likelihood of obtaining, and/or delay the timing of obtaining necessary regulatory approvals. Even if we receive accelerated approval from the FDA or comparable foreign regulatory authorities, the FDA or comparable foreign regulatory authorities may require that we conduct confirmatory trials to verify clinical benefit. If our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-approval requirements, the FDA may seek to withdraw accelerated approval.

We may seek accelerated approval for our product candidates. The FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. If granted, accelerated approval may be contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s predicted effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. The FDA may require that any such confirmatory study be initiated or substantially underway prior to the submission of an application for accelerated approval. If such post-approval studies fail to confirm the drug’s clinical benefits relative to its risks, the FDA may withdraw its approval of the drug. If we choose to pursue accelerated approval, there can be no assurance that the FDA will agree that our proposed primary endpoint is an appropriate surrogate endpoint. Similarly, there can be no assurance that after subsequent FDA feedback that we will continue to pursue accelerated approval or any other form of expedited development, review, or approval, even if we initially decide to do so. Furthermore, if we submit an application for accelerated approval, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. The FDA also could require us to conduct further studies or trials prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. Comparable considerations apply outside of the United States.

Even if we receive accelerated approval from the FDA, we will be subject to rigorous post-approval requirements, including submission to the FDA of all promotional materials prior to their dissemination. The FDA will require us to conduct a confirmatory study to verify the predicted clinical benefit. The FDA could withdraw accelerated approval for multiple reasons, including our failure to conduct any required post-approval study with due diligence, or the inability of such study to confirm the predicted clinical benefit. A failure to obtain accelerated approval or any other form of expedited review or approval for a product candidate could result in a longer time period prior to commercializing such product candidate, increase the cost of development of such product candidate, and harm our competitive position in the marketplace.

A breakthrough therapy, fast track, or other expedited designation for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that those product candidates will receive regulatory and marketing approval.

We may seek a breakthrough therapy, fast track, or other designation for appropriate product candidates. Designations such as these are within the discretion of the FDA, or other comparable regulatory authorities. The receipt of a designation for a product candidate may not result in a faster development process, review, or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies under one of FDA’s designation programs, the FDA may later decide that the products no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Disruptions at the FDA, the SEC and other government agencies and regulatory authorities caused by funding shortages, changes or reductions in agency personnel, or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review regulatory filings and our ability to commence human clinical trials can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies or comparable foreign regulatory authorities may also slow the time necessary for the review and approval of applications for clinical trial or marketing authorization, which would adversely affect our business. For example, in previous years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Additionally, action by the new Trump Administration to limit federal agency budgets or personnel may result in reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or changes or reductions in agency personnel could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If a prolonged government shutdown occurs, if there is a significant change or reduction in agency personnel, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process Crescent’s regulatory submissions, which could have a material adverse effect on its business.

Risks Related to Our Intellectual Property

We do not currently own any issued patents or pending patent applications. Therefore, our ability to obtain and protect our patent rights, and protect other proprietary rights, is uncertain, exposing us to the possible loss of competitive advantage.

Our success depends in large part on our ability to obtain and maintain patent protection for our platform technologies, programs, and their uses, as well as our ability to operate without infringing on or violating the proprietary rights of others. Our ability to protect our technologies from unauthorized making, using, selling, offering to sell, or importing by third parties is dependent on the extent to which we have rights under valid and enforceable patents that cover these activities. We rely upon a combination of future patents, trademarks, trade secret protection, confidentiality agreements, and the Paragon Option Agreements to protect the intellectual property related to its programs and technologies. We do not currently own any patents, but we expect to license certain patent rights from Paragon and, in the future, prosecute underlying intellectual property for some or all of the in-licensed or owned product candidates that we develop. Paragon has filed provisional patent applications and intends to file one or more additional provisional patent applications directed to antibodies that target PD-1 and VEGF, including applications covering composition of matter, pharmaceutical formulations, and methods of using such antibodies, including CR-001. In addition, Paragon intends to file one or more additional provisional patent applications directed to ADCs, including applications covering composition of matter, pharmaceutical formulations, and methods of using such antibodies, including CR-002 and CR-003. However, we may not be able to protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of patents, trade secrets, and other intellectual property. Filing, prosecuting, and defending patents on programs worldwide would be expensive and our intellectual property rights in some foreign jurisdictions can be less extensive than those in the United States; the reverse may also occur. As such, we may not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we apply for them. Our competitors may operate in countries where we do not have patent protection and can freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where we do have patent protection or pending patent applications.

Our intellectual property portfolio is at an early stage. We do not currently own any issued patents or pending patent applications. Our future optioned in-licensed or owned patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our programs or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products, or programs. Even if these patents are granted, they may be difficult to enforce. If we do not obtain patent coverage for the work we are conducting, or if we obtain such rights but they are invalidated or rendered unenforceable, we may be unable to exclude competitors from pursuing and marketing the same or similar product candidates. Other risks we face if we are not able to obtain and maintain patent coverage for our product candidates are the reduction in valuation of our product candidates, and ultimately of Crescent as a company, by potential investors, and our inability to assert claims for infringement against third parties or counterclaim against such third parties or negotiate more advantageous settlement parameters Further, any issued patents that we may license or own covering our programs could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the United States Patent and Trademark Office (“USPTO”). Further, if we encounter our in our clinical trials or delays in obtaining regulatory approval, the period of time during which we could market its product candidates under patent protection would be reduced. Thus, the patents that we may own and license may not afford us any meaningful competitive advantage.

In addition to seeking patents for some of its technology and programs, we may also rely on trade secrets, including unpatented know-how, technology, and other proprietary information, to maintain our competitive position. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities, or third-party consultants and vendors that we engage to perform research, clinical trials, or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in its market. In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements and, if applicable, material transfer agreements, consulting agreements, or other similar agreements prior to beginning research or disclosing proprietary information with parties, such as collaborators, employees, consultants, outside scientific collaborators, and sponsored researchers and other advisors. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants under which they are obligated to maintain confidentiality and to assign their inventions to us. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors, and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or state actors and those affiliated with or controlled by state actors. In addition, while we undertake efforts to protect our trade secrets and other confidential information from disclosure, others may independently discover trade secrets and proprietary information, and in such cases, we may not be able to assert any trade secret rights against such party. Enforcing a claim that a party disclosed or misappropriated our trade secrets, or securing title to an employee- or consultant-developed invention if a dispute arises, is challenging and the outcome is unpredictable. In addition, courts outside of the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction. In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors, and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. Despite our efforts to protect its trade secrets, competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development, or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

Lastly, if our trademarks and trade names are not registered or adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

If we are unable to obtain or maintain necessary rights to our programs through acquisitions and in-licenses, our business may be materially harmed.

Because our development programs currently do and may in the future require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that it identifies as necessary for its programs. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on commercially reasonable terms or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights it does obtain, Our ability to commercialize any of our targeted therapeutics, if approved, would likely be delayed, or we may have to abandon development of the relevant program, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

While we plan to obtain the right to control prosecution, defense, maintenance, and enforcement of the patents relating to our programs, there may be times when the filing and prosecution activities for patents and patent applications relating to our programs are controlled by future licensors or collaboration partners. For example, Paragon currently has the right to file patent applications and control prosecution with respect to any inventions that may fall within the ADC Paragon Option Agreement for CR-002 and CR-003. If we, Paragon, or any of our future licensors or collaboration partners fail to prosecute, maintain, and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering its product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected, and we may not be able to prevent competitors from making, using, and selling competing products. In addition, even where we are granted the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our future licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution. For example, because we have not yet entered into a license agreement for CR-002 or CR-003, Paragon is currently responsible for the prosecution, defense, maintenance, and enforcement of patents related to such programs. Subsequent to entering into a license agreement with Paragon for each such program, we expect to control patent prosecution over such program following the trigger for transfer of prosecution control to us.

Our future licensors may rely on third-party consultants or collaborators or on funds from third parties such that our future licensors are not the sole and exclusive owners of the patents we in-license. If other third parties have ownership rights to our future in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

It is possible that we may be unable to obtain licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, including with respect to the use, field, or territory of the licensed intellectual property, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to redesign our technology, programs, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, manufacturing methods, programs, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to its future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

Disputes may arise between us and our future licensors regarding intellectual property subject to a license agreement, including: the scope of rights granted under the license agreement and other interpretation-related issues; whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement; our right to sublicense patents and other rights to third parties; our right to transfer or assign the license; the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our future licensors and us and our partners; and the priority of invention of patented technology. If we or our future licensors breach the terms of our license agreements, such breach may have a material adverse effect on our business and the commercialization efforts for our programs.

We may be subject to patent infringement claims or may need to file claims to protect our intellectual property, which could result in substantial costs and liability and prevent us from commercializing our potential products.

Because the intellectual property landscape in the biotechnology industry is rapidly evolving and interdisciplinary, it is difficult to conclusively assess our freedom to operate and guarantee that we can operate without infringing on or violating third-party rights. If certain of our product candidates are ultimately granted regulatory approval, patent rights held by third parties, if found to be valid and enforceable, could be alleged to render one or more of our product candidates infringing. If a third party successfully brings a claim against us, we may be required to pay substantial damages, be forced to abandon any affected product candidate and/or seek a license from the patent holder. In addition, any intellectual property claims (e.g., patent infringement or trade secret misappropriation) brought against us, whether or not successful, may cause us to incur significant legal expenses and divert the attention of our management and key personnel from other business concerns. We cannot be certain that future patents, if filed and issued, owned, or licensed by us will not be challenged by others, whether in the course of litigation or in agencies like the USPTO. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise funds.

Competitors may infringe or otherwise violate our future patents, trademarks, copyrights, or other intellectual property. To counter infringement or other violations, we may be required to file claims, which can be expensive and time-consuming. Any such claims could provoke these parties to assert counterclaims against us, including claims alleging that we infringe their patents or other intellectual property rights and/or that our patents are invalid and/or unenforceable. In addition, in a patent infringement proceeding, a court or administrative body may decide that one or more of the patents we assert is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to prevent the other party from using the technology at issue on the grounds that our patents do not cover the technology. Similarly, if we assert trademark infringement claims, a court or administrative body may determine that the marks we have asserted are invalid or unenforceable or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In such a case, we could ultimately be forced to cease use of such marks. In any intellectual property litigation, even if we are successful, any award of monetary damages or other remedy we receive may not be commercially valuable.

Further, we may be required to protect our future patents, if filed and issued, through procedures created to challenge the validity of a patent before administrative bodies in the United States such as the USPTO or abroad. Such mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action.

In addition, if our programs are found to infringe the intellectual property rights of third parties, these third parties may assert infringement claims against our future licensees and other parties with whom we have business relationships and we may be required to indemnify those parties for any damages they suffer as a result of these claims, which may require us to initiate or defend protracted and costly litigation on behalf of licensees and other parties regardless of the merits of such claims. If any of these claims succeed, we may be forced to pay damages on behalf of those parties or may be required to obtain licenses for the products they use.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other legal proceedings relating to our intellectual property rights, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties.

As is common in the biotechnology industry, in addition to our employees, we engage the service of consultants to assist us in the development of our programs. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other biotechnology or pharmaceutical companies including our competitors or potential competitors. We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how, or trade secrets of others in their work for us, we may become subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor.

While we may litigate to defend itself against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our programs, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors, or hire employees or consultants, each of which would have an adverse effect on our business, results of operations, and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Changes to patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

Although we do not currently own or in-license any patents or applications, if we obtain such patents and applications in the future, changes in either the patent laws or interpretation of patent laws in the United States, including patent reform legislation such as the Leahy-Smith Act could increase the uncertainties and costs surrounding the prosecution of our owned and in-licensed patent applications, if any, and the maintenance, enforcement, or defense of our owned and in-licensed issued patents, if any. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications, if any, and the enforcement or defense of its issued patents, if any, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Additionally, the USPTO and patent offices in other jurisdictions have often required that patent applications directed to pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Accordingly, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated. Thus, there is no assurance as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issued.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. U.S. Supreme Court and U.S. Court of Appeals for the Federal Circuit rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations, including in the antibody arts. For example, the United States Supreme Court in Amgen, Inc. v. Sanofi (Amgen) recently held that Amgen’s patent claims to a class of antibodies functionally defined by their ability to bind a particular antigen were invalid for lack of enablement where the patent specification provided twenty-six exemplary antibodies, but the claimed class of antibodies covered a “vast number” of additional antibodies not disclosed in the specification. The Court stated that if patent claims are directed to an entire class of compositions of matter, then the patent specification must enable a person skilled in the art to make and use the entire class of compositions. This decision makes it unlikely that we will be granted U.S. patents with composition of matter claims directed to antibodies functionally defined by their ability to bind a particular antigen. Even if we are granted claims directed to functionally defined antibodies, it is possible that a third party may challenge our patents, when issued, relying on the reasoning in Amgen or other recent precedential court decisions. Additionally, there have been proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to enforce our proprietary technology. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend, and enforce our patent rights in the future.

Geopolitical instability in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of patent applications and the maintenance, enforcement, or defense of issued patents. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022 allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

In addition, a European Unified Patent Court (“UPC”) entered into force on June 1, 2023. The UPC is a common patent court that hears patent infringement and revocation proceedings effective for EU Member States. The broad geographic reach of the UPC could enable third parties to seek revocation of any of our future European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the individual European Union member states in which the European patent is validated. Under the UPC, a successful revocation proceeding for a European Patent under the UPC would result in loss of patent protection in those European Union countries. Accordingly, a single proceeding under the UPC could result in the partial or complete loss of patent protection in numerous European Union countries. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on its business, financial condition, prospects, and results of operations. Moreover, the controlling laws and regulations of the UPC will develop over time and we cannot predict what the outcomes of cases tried before the UPC will be. The case law of the UPC may adversely affect our ability to enforce or defend the validity of our European patents. Patent owners have the option to opt-out their European patents from the jurisdiction of the UPC, defaulting to pre-UPC enforcement mechanisms.

Although we do not currently own any European patents or applications, if we obtain such patents and applications in the future, any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce or defend the validity of any European patents it may obtain. We may decide to opt out from the UPC any future European patent applications that we may file and any patents we may obtain. If certain formalities and requirements are not met, however, such European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that future European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submissions, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuities fees, and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If we fail to maintain any future patents and patent applications, if filed and issued, covering our programs, our competitive position would be adversely affected.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope, or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent, the patent’s prosecution history, and in some cases certain extrinsic evidence of the meaning of terms in a claim. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect. For example, we may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that it considers relevant may be incorrect. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our future issued patents or its pending applications, if filed, or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering products or technology similar to ours. Any such patent application may have priority over our future patent applications or patents, if filed and issued, which could require us to obtain rights to issued patents covering such technologies.

We may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators, or other third parties have an interest in our future patents, if filed and issued, or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being invalid or unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our programs, or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. While we typically require employees, consultants, and contractors who may develop intellectual property on our behalf to execute agreements assigning such intellectual property to us, we may be unsuccessful in obtaining execution of assignment agreements with each party who in fact develops intellectual property that we regard as our own. Moreover, even when we obtain agreements assigning intellectual property to us, the assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached. In either case, we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Patent terms may be inadequate to protect the competitive position of our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest United States non-provisional filing date or international Patent Cooperation Treaty Filing. The patent term of a U.S. patent may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent.

Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide it with sufficient rights to exclude others from commercializing products similar or identical to ours.

In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a Patent Term Extension (“PTE”) of up to five years beyond the normal expiration of the patent to compensate patent owners for loss of an enforceable patent term due to the lengthy regulatory approval process. A PTE grant cannot extend the remaining term of a patent beyond a total of 14 years from the date of the product approval. Further, PTE may only be applied once per product, and only with respect to an approved indication - in other words, only one patent (for example, covering the product itself, an approved use of said product, or a method of manufacturing said product) can be extended by PTE. We anticipate applying for PTE in the United States. Similar extensions may be available in other countries where we anticipate prosecuting patents, and we likewise anticipate applying for such extensions.

The granting of a PTE is not guaranteed and is subject to numerous requirements. We might not be granted an extension because of, for example, failure to apply within applicable periods, failure to apply prior to the expiration of relevant patents or otherwise failure to satisfy any of the numerous applicable requirements. In addition, to the extent we wish to pursue a PTE based on a patent that we in-license from a third party, we would need the cooperation of that third party. Moreover, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following its patent expiration by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. If this were to occur, it could have a material adverse effect on our ability to generate revenue.

Our technology licensed from various third parties in the future, including Paragon, may be subject to retained rights.

Our future licensors may retain certain rights under the relevant agreements with us, including the right to use or license the licensed technology outside of the scope of our license, use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce its rights to our licensed technology in the event of misuse. In addition, while there are certain restrictions on Paragon’s ability to develop products that could be competitive with ours, these restrictions may not prevent the possible future license or development by Paragon of certain technology that could lead to product candidates competitive with ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

Risks Related to Our Reliance on Third Parties

We expect to rely on licensing arrangements with Paragon through the Paragon Option Agreements. If we are unable to maintain collaborations or licensing arrangements, or if our collaborations or licensing arrangements are not successful, our business could be negatively impacted.

We expect to rely on its current and future licensing arrangements with Paragon, including through the Paragon Option Agreements, for a substantial portion of its discovery capabilities, including for CR-001, CR-002, and CR-003, and in-licenses.

Collaborations or licensing arrangements that we enter into may not be successful, including in connection with the Paragon Option Agreements, and any success will depend heavily on the efforts and activities of such collaborators or licensors. If any of our current or future collaborators or licensors experiences delays in performance of, or fails to perform its obligations under their agreement with us, disagrees with our interpretation of the terms of such agreement, or terminates their agreement with us, our programs could be adversely affected. If we fail to comply with any of the obligations under our collaborations or license agreements, including payment terms and diligence terms, our collaborators or licensors may have the right to terminate such agreements, in which event we may lose intellectual property rights and may not be able to develop, manufacture, market, or sell the products covered by our agreements or may face other penalties under our agreements. Our collaborators and licensors may also fail to properly maintain or defend the intellectual property we have licensed from them, if required by our agreement with them, or even infringe upon, our intellectual property rights, leading to the potential invalidation of our intellectual property or subjecting it to litigation or arbitration, any of which would be time-consuming and expensive and could harm our ability to commercialize our product candidates. In addition, collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our programs and products if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

As part of our strategy, we plan to evaluate additional opportunities to enhance our capabilities and expand our development pipeline or provide development or commercialization capabilities that complement ours. We may not realize the benefits of such collaborations, alliances, or licensing arrangements. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing shareholders, or disrupt our management and business.

We may face significant competition in attracting appropriate collaborators, and more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we consider attractive. These companies may have a competitive advantage over us due to their size, financial resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration will depend upon, among other things, its assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Collaborations are complex and time-consuming to negotiate, document, and execute. In addition, consolidation among large pharmaceutical and biotechnology companies has reduced the number of potential future collaborators. We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market.

We currently rely, and plan to rely in the future, on third parties to conduct and support our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, contract testing labs, and strategic partners, to conduct and support our preclinical studies and clinical trials under agreements with us. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing, and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP regulations, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our programs in clinical development. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our programs. These third parties may be involved in mergers, acquisitions, or similar transactions and may have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could negatively affect their performance on our behalf and the timing thereof and could lead to products that compete directly or indirectly with our product candidates. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to complete development of, obtain regulatory approval of, or successfully commercialize our product candidates.

In addition, we currently rely on foreign CROs and CMOs, including WuXi Biologics (Hong Kong) Limited (“WuXi”) for formulation and manufacturing of Crescent’s stage 1 clinical trial materials, and will likely continue to rely on foreign CROs and CMOs in the future. WuXi is a subsidiary or affiliate of WuXi Biologics, which is identified in the proposed U.S. legislation known as the BIOSECURE Act as a biotechnology “company of concern.” The BIOSECURE Act, if passed, would prohibit federal agencies from entering into procurement contracts with an entity that uses biotechnology equipment or services from a biotechnology company of concern. Foreign CMOs may be subject to U.S. legislation, including the proposed BIOSECURE Act, trade restrictions, and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, in April 2025, the United States government imposed significant tariffs on imports from China and other countries and may impose more restrictions on goods, including biologically derived substances, manufactured in or imported from China or impose other restrictions on companies’ ability to work with Chinese biotech companies. Certain of these tariffs were subsequently paused or reduced, but some are expected to take effect again on August 1, 2025, with some countries having different tariff rates than were in effect in April. There remains substantial uncertainty regarding future tariff rates and the countries and products to which such tariffs would apply. To the extent these or future tariffs are applicable to the material we import from China and other countries, our financial condition could be adversely affected.

Further, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations, and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the UK, could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs. Furthermore, if the BIOSECURE Act is passed and one or more of our collaborators or vendors in China, including WuXi, is deemed to be a biotechnology company of concern, our operations and financial condition may be negatively impacted as a result of any delays or increased costs arising from the trade restrictions and other foreign regulatory requirements affecting such collaborators. In addition, while we have established relationships with CROs and CMOs outside of China, moving to those suppliers in the event of a geopolitical instability affecting our collaborators in China could introduce delays into the development program.

We currently rely and expect to rely in the future on the use of manufacturing sites in third-party facilities or on third parties to manufacture our product candidates, and we may rely on third parties to produce and process our products, if approved. Our business could be adversely affected if we are unable to use third-party manufacturing suites or if the third-party manufacturers encounter difficulties in production.

We do not currently own any facility that may be used as our clinical or commercial manufacturing and processing facility and must currently rely on CMOs to manufacture our product candidates. We have not yet caused any product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates, if approved. We currently have a sole source relationship for our supply of the CR-001 and CR-002 programs, and expect to have a sole source relationship for the supply of the CR-003 program. If there should be any disruption in such supply arrangement, including any adverse events affecting our sole supplier, it could have a negative effect on the clinical development of our programs and other operations while we work to identify and qualify an alternate supply source. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance, and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs, delays, and materially adversely affect our ability to develop, obtain regulatory approval for, or market our product candidates, if approved. Similarly, our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.

Moreover, our CMOs may experience manufacturing difficulties due to resource constraints, supply chain issues, or as a result of labor disputes or unstable political environments. If any CMOs on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition, and prospects could be materially and adversely affected. In addition, our CMOs are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and any of our CMOs may also face product seizure or detention or refusal to permit the import or export of products. Our business could be materially adversely affected by business disruptions to its third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition, and increase our costs and expenses. Each of these risks could delay or prevent the completion of our preclinical studies and clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our product candidates

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

In order to successfully implement our plans and strategies, we will need to grow the size of our organization and we may experience difficulties in managing this growth.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of preclinical and clinical drug development, technical operations, clinical operations, regulatory affairs, and, potentially, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial personnel and systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team working together in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.

We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

We are a preclinical stage biotechnology company with a limited operating history, and, as of July 25, 2025, we had 33 full-time employees. We have been and will continue to be highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Attracting and retaining qualified personnel will also be critical to our success, including with respect to any strategic transaction that we may pursue. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development, and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, facilitate regulatory approval of, and commercialize product candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain, or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.

In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our discovery and nonclinical and clinical development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on its ability to develop and commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable foreign regulatory authority, and may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we fail to comply with the regulatory requirements in international markets and receive applicable regulatory and marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. Moreover, even if we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting, and legal requirements and reduced protection of intellectual property rights in some foreign countries.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Our market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Our estimates and forecasts relating to size and expected growth of its target market may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and growth forecasts, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

Our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to obtain coverage and reimbursement and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect or the treatment population is narrowed by competition, physician choice, or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved.

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, CMOs, suppliers, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, CMOs, suppliers, and vendors acting for or on our behalf may engage in misconduct or other improper activities. We have adopted a code of conduct, but it is not always possible to identify and deter misconduct by these parties and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations.

Our internal information technology systems, or those of any of our CROs, manufacturers, other contractors or consultants, third-party service providers, or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand, and material disruption of our operations.

In the ordinary course of our business, we and the third parties upon which we rely collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, including personal data, intellectual property, trade secrets, and other sensitive data (collectively, sensitive information).

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of our third-party CROs, other contractors (including sites performing our clinical trials), third-party service providers and supply chain companies, and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our goods and services. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

To the extent that any disruption or security breach were to result in loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of our product candidates could be delayed. Further, our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in, or failure or security breach of, our systems or third-party systems where information important to our business operations or commercial development is stored.

Certain members of our workforce are remote, which may create additional risks for our information technology systems and data because our employees who work remotely utilize network connections, computers, and devices working at home, while in transit and in public locations. Additionally, business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if its third-party service providers fail to satisfy their privacy or security-related obligations to it, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

If we (or a third party upon whom we rely) experiences a security incident or is perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause stakeholders (including investors and potential customers) to stop supporting our platform, deter new customers from products, and negatively impact our ability to grow and operate our business.

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

We are subject to stringent and changing laws, regulations and standards, and contractual obligations relating to privacy, data protection, and data security. The actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), fines and sanctions, private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We and third parties who we work with are or may become subject to numerous domestic and foreign laws, regulations, and standards relating to privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. We are or may become subject to the terms of contractual obligations related to privacy, data protection, and data security. Our obligations may also change or expand as our business grows. The actual or perceived failure by us or third parties related to us to comply with such laws, regulations, and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines, and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability, and otherwise cause a material adverse effect on its business, financial condition, and results of operations.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment, and disposal of hazardous materials and wastes. Our operations may involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws, and regulations. These current or future laws and regulations may impair our research, development, or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties, or other sanctions.

We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which may have retroactive application) could adversely affect our shareholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For example, the United States enacted the Inflation Reduction Act of 2022 (“IRA”), which implements, among other changes, a 1% excise tax on certain stock buybacks. In addition, beginning in 2022, the Tax Cuts and Jobs Act eliminated the previously available option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. On July 4, 2025, the U.S. Congress enacted the One Big Beautiful Bill Act, which includes provisions that allow for the immediate expensing of domestic U.S. research and development expenses, a general requirement to reduce the deduction for research and development expense by any research credit taken, and other changes to the U.S. taxation of profits derived from foreign operations. The impact of this newly enacted law on our tax position will depend on how the provision is implemented and interpreted by the Internal Revenue Service and other regulatory authorities. In addition, we have no assurance as to whether, when and how this provision may be subject to further amendment or repeal. Such changes, among others, may adversely affect our effective tax rate, results of operation, and general business condition.

We may acquire businesses or products, or form strategic alliances, in the future, and may not realize the benefits of such acquisitions.

We may acquire additional businesses or products, form strategic alliances, or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing, and marketing any new product candidates or products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. There is no assurance that, following any such acquisition, we will achieve the synergies expected in order to justify the transaction, which could result in a material adverse effect on our business and prospects.

We maintain our cash at financial institutions, often in balances that exceed federally-insured limits. The failure of financial institutions could adversely affect our ability to pay our operational expenses or make other payments.

Our cash held in non-interest-bearing and interest-bearing accounts exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. For example, the FDIC took control of Silicon Valley Bank on March 10, 2023. The Federal Reserve subsequently announced that account holders would be made whole. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.

General Risk Factors

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Our market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Our estimates and forecasts relating to size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and growth forecasts, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

Our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to obtain coverage and reimbursement and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice, or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved.

We may become exposed to costly and damaging liability claims, either when testing a product candidate in the clinical or at the commercial stage, and our product liability insurance may not cover all damages from such claims.

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing, and use of pharmaceutical products. While we currently have no products that have been approved for commercial sale, the future use of a product candidate in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims may be made by patients that use the product, healthcare providers, pharmaceutical companies, or others selling such product. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially and adversely affect the market for our products or any prospects for commercialization of our products. Although we intend to obtain product liability insurance for our future clinical trials, it is possible that any liabilities could exceed our insurance coverage or that in the future we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

Litigation costs and the outcome of litigation could have a material adverse effect on our business.

From time to time we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, employment matters, security of patient and employee personal information, contractual relations with collaborators, and intellectual property rights. Litigation to defend ourself against claims by third parties, or to enforce any rights that we may have against third parties, may continue to be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, geopolitical events, or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, especially in light of recent comments and executive orders made by the Trump Administration, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), tighter credit, fluctuating interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations, and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers. In addition, on February 1, 2025, the United States imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. On April 2, 2025, the United States announced a baseline 10% tariff on all foreign goods, with goods imported from specified nations, including China and those in the European Union, taxed at higher rates. On April 9, 2025, the United States suspended certain of these tariffs. Tariffs on imports from China reached a peak of 145%, but were reduced in May 2025. On July 7, 2025, the United States announced that certain previously suspended tariffs would take effect on August 1, 2025, with some countries having different tariff rates than were in effect in April. There remains substantial uncertainty regarding future tariff rates and the countries and products to which such tariffs would apply. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified, or suspended. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine and in the Middle East and rising tensions with China have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. For example, trade policies and geopolitical disputes (including as a result of China-Taiwan relations) and other international conflicts can result in tariffs, sanctions, and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where we source our components or raw materials. In addition, tensions between the United States and China have led to a series of tariffs being imposed by the United States on imports from China mainland, as well as other business restrictions. Tariffs increase the costs of the components and raw materials we source. Countries may also adopt other measures, such as controls on imports or exports of goods, technology, or data, that could adversely impact our operations and supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

We may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.

Risks Related to Owning Our Ordinary Shares

Preferred directors elected by the holders of our Series A Preferred Shares have the ability to control or significantly influence all matters submitted to our board of directors for approval.

Pursuant to our Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Shares (the “Series A Certificate of Designation”), at all times when at least 30% of the originally issued Series A Preferred Shares remains issued and outstanding: (i) the holders of our Series A Preferred Shares, exclusively and voting together as a separate class on an as-converted to ordinary shares basis, are entitled to elect two preferred directors (the “Preferred Directors”); and (ii) the holders of our ordinary shares and of any other class or series of voting shares (including our Series A Preferred Shares), exclusively and voting together as a single class on an as-converted to ordinary shares basis, are entitled to elect the balance of the total number of directors of our board. Each Preferred Director is entitled to three votes on each matter presented to our board of directors.

Following the completion of the Merger, Peter Harwin and Jonathan Violin were elected as the two Preferred Directors by the holders of our Series A Preferred Shares. These two directors, in the aggregate, have six votes on each matter presented to the board of directors, representing 60% of the total votes of the board. As a result, these two Preferred Directors are able to control or significantly influence all matters submitted to our board of directors for approval, including business plans and policies and the appointment and removal of our officers. The holders of our Series A Preferred Shares thereby have influence with respect to the composition of our board of directors and, to the extent they influence the actions of the Preferred Directors, if at all, actions of our board of directors. An affiliate of Fairmount is the sole holder of our Series A Preferred Shares. Mr. Harwin is a Managing Member at Fairmount, and Dr. Violin is a Venture Partner at Fairmount.
The decision to enter into or amend any Paragon Option Agreement (or similar agreements) or license agreement with Paragon is subject to the approval of our board of directors. As noted above, our board of directors includes two Preferred Directors that are affiliated with and elected by Fairmount. As a result, Fairmount may exert influence on the decisions of our board of directors and management, including as it relates to the Paragon Option Agreements and decisions to exercise options or enter into license agreements thereunder, which interests may differ from the interests of our shareholders given Fairmount’s interest in both us and Paragon, and indirect interest in Parascent. All directors of our board of directors owe fiduciary duties pursuant to Cayman Islands law, and are expected to comply with their respective fiduciary duties under Cayman Islands law relevant to related party transactions. In addition, we have adopted a related party transaction approval policy pursuant to which the Audit Committee of our board of directors is responsible for the review, consideration, and approval or ratification of related party transactions.
We are governed by Cayman Islands law, and certain provisions of our Articles of Association have anti-takeover implications.

Our organizational documents are governed by Cayman Islands law, and certain provisions in our Articles of Association may discourage, delay, or prevent a merger, acquisition, or other change in control of the company that shareholders may consider favorable, including transactions in which its ordinary shareholders might otherwise receive a premium price for their ordinary shares. These provisions could also limit the price that investors might be willing to pay in the future for our ordinary shares, thereby depressing the market price of our ordinary shares. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by any shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors. Among other things, these provisions:
•provide for a classified board of directors such that not all members of our board of directors are elected at one time;
•allow the authorized number of directors to be changed only by resolution of our board of directors, subject to the terms of the Certificate of Designation of our Series A Preferred Shares (the “Certificate of Designation”);
•limit the manner in which shareholders can remove directors from our board of directors;

•provide for advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on at shareholder meetings;
•limit who may call a general meeting of shareholders;
•authorize the board of directors to issue preferred shares without shareholder approval, which could be used to institute a “poison pill” that would work to dilute the share ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•require a special resolution passed by the affirmative vote of not less than two-thirds of the votes cast at a general meeting to amend provisions of the Articles of Association.

In addition, the Certificate of Designation relating to our Series A Preferred Shares may delay or prevent a change in control. At any time while at least 30% of the originally issued Series A Preferred Shares remain issued and outstanding, we may not consummate a Fundamental Transaction (as defined in the Certificate of Designation) or any merger or consolidation with or into another entity or any share sale to, or other business combination in which our shareholders immediately before such transaction do not hold at least a majority of the share capital immediately after such transaction, without the affirmative vote of the Preferred Directors, acting together, or a simple majority of the then issued and outstanding Series A Preferred Shares. This provision of the Certificate of Designation may make it more difficult us to enter into any of the aforementioned transactions, even potential change of control transactions that could offer a premium over market value to the ordinary shareholders, as it would require the separate consent of the Preferred Directors, acting together, or a simple majority of the issued and outstanding Series A Preferred Shares.

Our Articles of Association designate the courts of the Cayman Islands as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit your ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our Articles of Association provide that, unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our Articles of Association or otherwise related in any way to each shareholder’s shareholding in us, including, but not limited to: (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders; (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our Articles of Association; or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our Articles of Association does not apply to actions or suits brought to enforce any liability or duty created by the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our Articles of Association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we are entitled, without proof of special damages, to the remedies of injunction, specific performance, or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law, or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ memorandum and articles of association or other charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our Articles of Association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Future sales of shares by existing shareholders could cause our share price to decline.

If our shareholders sell, or indicate an intention to sell, substantial amounts of our ordinary shares in the public market after legal restrictions on resale lapse, the trading price of our ordinary shares could decline. In addition, our ordinary shares that are subject to our outstanding options will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act.

We do not anticipate that we will pay any cash dividends in the foreseeable future.
We do not anticipate that we will pay any cash dividends in the foreseeable future. The current expectation is that we will retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our ordinary shares will be your sole source of gain, if any, for the foreseeable future.
Our executive officers, directors, and principal shareholders have the ability to control or significantly influence all matters submitted to our shareholders for approval.
Our executive officers, directors, and principal shareholders beneficially own a significant percentage of our outstanding ordinary shares. As a result, if these shareholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these shareholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent our acquisition on terms that other shareholders may desire.
If equity research analysts do not publish research or reports, or publish unfavorable research or reports about us, our business or our market, our share price and trading volume could decline.
The trading market for our ordinary shares will be influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect to not provide research coverage of our ordinary shares, and such lack of research coverage may adversely affect the market price of our ordinary shares. If we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our ordinary shares could decline if one or more equity research analysts downgrade our shares or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our ordinary shares could decrease, which in turn could cause our share price or trading volume to decline.
Our ability to use Net Operating Loss (“NOL”) carryforwards and other tax attributes may be limited, including as a result of the Merger.
GlycoMimetics incurred losses during its history, and we do not expect to become profitable in the near future and may never achieve profitability. As of December 31, 2024, GlycoMimetics had NOL carryforwards of approximately $351.8 million, and approximately $10.9 million of research and development credits that may be used to offset future taxable income. GlycoMimetics had operating loss carryforwards of $351.8 million generated prior to 2018, which will expire beginning in 2025 if not utilized. Under current law, GlycoMimetics’ U.S. federal NOLs of $351.8 million incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986 (the “Code”), U.S. federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more shareholders or groups of shareholders who own at least 5% of a company’s shares increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report are set forth below.

Exhibit Number	Description	Form	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger and Reorganization, dated as of October 28, 2024, by and among GlycoMimetics, Inc., Gemini Merger Sub Corp., Gemini Merger Sub II, LLC, and Crescent Biopharma, Inc.	8-K	2.1	October 29, 2024
2.2†	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of February 14, 2025	8-K	10.1	2/14/2025
2.3†	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated as of April 28, 2025, by and among GlycoMimetics, Inc., Gemini Merger Sub Corp., Gemini Merger Sub II, LLC, and Crescent Biopharma, Inc.	8-K	10.1	April 29, 2025
3.1	Memorandum and Articles of Association	8-K	3.4	June 18, 2025
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Shares	8-K	3.6	June 18, 2025
4.1	Form of Pre-funded Warrant	8-K	4.1	June 18, 2025
10.1†††	CR-001 License Agreement, dated April 28, 2025, by and between Paragon Therapeutics, Inc. and Crescent Biopharma, Inc.	S-4	10.52	April 29, 2025
10.2†††	Amended and Restated ADC Discovery and Option Agreement, dated April 28, 2025, by and among Paragon Therapeutics, Inc., Parascent Holding LLC and Crescent Biopharma, Inc.	S-4	10.53	April 29, 2025
10.3	Sublease, dated as of May 28, 2025, by and between Crescent Biopharma, Inc. and Nano Dimension USA Inc.	8-K	10.20	June 18, 2025
10.4#	Crescent Biopharma, Inc. 2025 Stock Incentive Plan	8-K	10.7	June 18, 2025
10.5#	Crescent Biopharma, Inc. 2025 Employee Stock Purchase Plan	8-K	10.8	June 18, 2025
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934
101.INS	Inline XBRL Instance Document.

Exhibit Number	Description	Form	Exhibit	Filing Date

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.
†	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.
††	Certain portions of this exhibit (indicated by “[***]”) have been omitted because they are both (i) not material and (ii) customarily and actually treated as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Biopharma, Inc.

Date: July 31, 2025	By:	/s/ Joshua Brumm
Joshua Brumm
Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2025	By:	/s/ Richard Scalzo
Richard Scalzo
Chief Financial Officer
(Principal Financial Officer)