Form 10-Q
period 2025-09-30
CRESCENT BIOPHARMA, INC.
filed 2025-11-06
CIK 1253689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐ No ☒
As of November 3, 2025, there were 13,892,516 of the issuer’s ordinary shares outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements, including, without limitation, statements regarding:

•the success, cost, timing and potential indications of our product development activities and clinical trials;
•our ability to advance into and through clinical development and ultimately obtain U.S. Food and Drug Administration (“FDA”) approval for our product candidates;
•our research and development plans and ability to bring forward additional product candidates into preclinical and clinical development;
•the rate and degree of market acceptance of our product candidates and our expectations regarding the size of the commercial markets for our product candidates;
•our future marketing and sales programs;
•the effect of competition and proprietary rights of third parties;
•the availability of and our ability to obtain additional financing and to continue as a going concern;
•the effects of existing and future federal, state and foreign regulations;
•the seeking of joint development, licensing or distribution and collaboration and marketing arrangements with third parties;
•the period of time for which our existing cash and cash equivalents will enable us to fund our operations; and
•our relationship with Paragon Therapeutics, Inc., Fairmount Funds Management LLC, and Parascent Holding LLC.

These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, those listed under “Summary Risk Factors,” Part II, Item 1A. “Risk Factors,” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). These and other important factors discussed under the caption “Risk Factors” in our other filings with the Securities and Exchange Commission (“SEC”) could cause actual results to differ materially from those indicated by the forward-looking statements made in this filing. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. While we may elect to update forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change.

As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” “Crescent Biopharma, Inc.,” “Crescent,” “GlycoMimetics, Inc.,” “GlycoMimetics,” refers to Crescent Biopharma, Inc. and its consolidated subsidiaries, including Crescent Biopharma Operating Company LLC, taken as a whole.

Summary Risk Factors

We are subject to a number of risks that, if realized, could materially harm our business, prospects, operating results, and financial condition. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in Part II, Item 1A “Risk Factors” of this Form 10-Q. Please carefully consider all the information in this Form 10-Q, including the full set of risks set forth in the “Risk Factors” section, and in our other filings with the SEC before making an investment decision regarding the Company.

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

Risks Related to Our Intellectual Property

●
We do not currently own any issued patents and a substantial part of our patent portfolio is in-licensed. Our ability to obtain and protect patent rights and protect other proprietary rights is uncertain.

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

Part I. Financial Information
Item 1. Financial Statements
CRESCENT BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$133,265	$34,766
Prepaid expenses and other current assets	1,298	38
Total current assets	134,563	34,804
Property and equipment, net	782	—
Operating lease right-of-use assets	1,564	—
Restricted cash	107	—
Other assets	1,253	813
Total assets	$138,269	$35,617
Liabilities, Convertible Preferred Shares, and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,561	$107
Accrued expenses and other current liabilities(1)	8,965	2,225
Related party accounts payable and other current liabilities	6,273	7,221
Operating lease liability, current	417	—
Warrant liability, related party	2,088	61
Total current liabilities	20,304	9,614
Long term liabilities
Operating lease liability, noncurrent	1,324	—
Notes payable, noncurrent(2)	—	37,482
Total liabilities	21,628	47,096
Commitments and contingencies (Note 13)
Convertible preferred shares:
Series Seed convertible preferred shares, $0.0001 par value; no shares and 20,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; no shares and 20,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; liquidation preference of $0 and $4,000 as of September 30, 2025 and December 31, 2024, respectively	—	4,000
Shareholders’ equity (deficit):
Series A non-voting convertible preferred shares, $0.001 par value; 5,000,000 shares and no shares authorized as of September 30, 2025 and December 31, 2024, respectively; 2,890 shares and no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	4,000	—
Ordinary shares, $0.001 par value; 175,000,000 and 40,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively, 13,892,516 and 1,018,604 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	14	1
Additional paid-in capital	192,039	2,387
Accumulated deficit	(79,412)	(17,867)
Total shareholders' equity (deficit)	116,641	(15,479)
Total liabilities, convertible preferred shares, and shareholders’ equity (deficit)	$138,269	$35,617
________________________
(1)Includes related party amount of $341 as of December 31, 2024.
(2)Includes related party amount of $14,993 as of December 31, 2024.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESCENT BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Period from September 19, 2024 (Inception) Through September 30, 2024
Operating expenses
Research and development(1)	$20,347	$43,059	$2,473
General and administrative(2)	5,538	18,081	158
Total operating expenses	25,885	61,140	2,631
Loss from operations	(25,885)	(61,140)	(2,631)
Other income (expense):
Interest income	1,278	1,780	—
Interest expense(3)	—	(2,185)	—
Total other income (expense)	1,278	(405)	—
Net loss and comprehensive loss	$(24,607)	$(61,545)	$(2,631)

Net loss per share attributable to ordinary shareholders, basic and diluted	$(1.27)	$(7.89)	$(3.60)
Net loss per share attributable to Series A non-voting convertible preferred shareholders, basic and diluted	$(1,266.44)	$(7,891.38)	—

Weighted-average ordinary shares outstanding used in computing net loss per share to ordinary shareholders, basic and diluted	16,540,771	6,640,402	730,092
Weighted-average Series A non-voting convertible preferred shares outstanding used in computing net loss per share to Series A non-voting convertible preferred shareholders, basic and diluted	2,890	1,160	—
_________________________
(1)Includes related party amount of $6,175 and $21,244 for the three and nine months ended September 30, 2025, respectively, and $2,473 for the period from September 19, 2024 (inception) through September 30, 2024.
(2)Includes related party amount of $89 and $719 for the three and nine months ended September 30, 2025, respectively, and $90 for the period from September 19, 2024 (inception) through September 30, 2024.
(3)Includes related party amount of $865 for the nine months ended September 30, 2025.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESCENT BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
(In thousands, except share amounts)

	Convertible Preferred Stock		Series A Non-Voting Preferred Shares		Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 19, 2024 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock	—	—	—	—	959,384	1	1,259	—	1,260
Issuance of Series Seed convertible preferred stock	20,000,000	4,000	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	—	(2,631)	(2,631)
Balance at September 30, 2024	20,000,000	$4,000	—	$—	959,384	$1	$1,328	$(2,631)	$(1,302)

	Convertible Preferred Stock		Series A Non-Voting Preferred Shares		Ordinary Shares(2)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	20,000,000	$4,000	—	$—	1,018,604	$1	$2,387	$(17,867)	$(15,479)
Stock-based compensation expense	—	—	—	—	—	—	466	—	466
Early exercise of stock options	—	—	—	—	811	—	—	—	—
Net loss	—	—	—	—	—	—	—	(15,148)	(15,148)
Balance as of March 31, 2025	20,000,000	$4,000	—	$—	1,019,415	$1	$2,853	$(33,015)	$(30,161)
Repurchase and cancellation of restricted stock awards	—	—	—	—	(127,889)	—	(177)	—	(177)
Exchange of Series Seed convertible preferred stock for Series A non-voting convertible preferred shares upon the closing of the reverse recapitalization	(20,000,000)	(4,000)	2,890	4,000	—	—	—	—	4,000
Conversion of convertible notes (including accrued interest) into ordinary shares and pre-funded warrants upon the closing of the reverse recapitalization	—	—	—	—	1,850,790	2	40,513	—	40,515
Issuance of ordinary shares and pre-funded warrants in the Pre-Closing financing	—	—	—	—	10,504,926	11	159,464	—	159,475
Issuance costs of Pre-closing financing and reverse recapitalization	—	—	—	—	—	—	(17,201)	—	(17,201)
Issuance of ordinary shares to former shareholders of GLYC in connection with the closing of the reverse recapitalization	—	—	—	—	645,274	—	525	—	525
Share-based compensation	—	—	—	—	—	—	4,068	—	4,068
Net loss	—	—	—	—	—	—	—	(21,790)	(21,790)
Balance as of June 30, 2025	—	$—	2,890	$4,000	13,892,516	$14	$190,045	$(54,805)	$139,254
Share-based compensation	—	—	—	—	—	—	1,994	—	1,994
Net loss	—	—	—	—	—	—	—	(24,607)	(24,607)
Balance as of September 30, 2025	—	$—	2,890	$4,000	13,892,516	$14	$192,039	$(79,412)	$116,641
_________________________
(1)Includes issuance of 236,884 restricted stock awards (see Note 9)
(2)Includes issuance of 296,104 restricted stock awards (see Note 9)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESCENT BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30, 2025	Period from September 19, 2024 (Inception) Through September 30, 2024
Cash flows from operating activities:
Net loss	$(61,545)	$(2,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense(1)	8,555	69
Depreciation expense	30	—
Non-cash interest expense(2)	2,185	—
Non-cash research and development expense related to Paragon option agreement	—	1,000
Non-cash lease expense	117	—
Changes in operating assets and liabilities:
Accounts payable	1,057	1,562
Accrued expenses and other current liabilities	6,422	—
Related party accounts payable and other current liabilities	(948)	—
Operating lease liability	60	—
Prepaid expenses and other current assets	(850)	—
Other assets	125	—
Net cash used in operating activities	(44,792)	—
Cash flows from investing activities:
Purchases of property and equipment	(726)	—
Net cash used in investing activities	(726)	—
Cash flows from financing activities:
Proceeds from the Pre-Closing Financing, net	143,027	—
Cash acquired in connection with the reverse recapitalization	1,269	—
Proceeds from early exercise of options	5	—
Repurchase of equity awards	(177)	—
Net cash provided by financing activities	144,124	—
Net increase in cash, cash equivalents, and restricted cash	98,606	—
Cash at beginning of period	34,766	—
Cash, cash equivalents, and restricted cash at end of period	$133,372	$—

Supplemental disclosure of non-cash operating and financing activities:
Operating lease liability arising from obtaining operating right-of-use asset	$1,681	$—
Assets acquired in connection with the reverse recapitalization	$1,710	$—
Other liabilities assumed in connection with the reverse recapitalization	$(2,454)	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$86	$—
Deferred financing costs included in accounts payable and accrued expenses	$19	$—
Convertible note principal and non-cash accrued interest converted to ordinary shares	$40,515	$—
Non-cash exchange of Pre-Merger Crescent Series Seed Preferred Stock for Series A Non-Voting Convertible Preferred Shares	$4,000	$—
_________________________
(1)Includes related party amount of $2,027, which is classified as a liability, for the nine months ended September 30, 2025.
(2)Includes related party amount of $865 for the nine months ended September 30, 2025.
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
These condensed consolidated financial statements reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2025, its results of operations for the three and nine months ended September 30, 2025 and for the period from September 19, 2024 (inception) through September 30, 2024, and its cash flows for the nine months ended September 30, 2025 and for the period from September 19, 2024 (inception) through September 30, 2024. The condensed balance sheet as of December 31, 2024, included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. The condensed consolidated financial statements and accompanying notes are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and therefore do not include all information and disclosures normally included in the annual financial statements.
The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results expected for the full fiscal year or any subsequent interim period. The condensed consolidated financial statements include the financial statements of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Pre-Merger Crescent was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the fact that, immediately following the Merger: (i) Pre-Merger Crescent stockholders own a substantial majority of the voting rights in the combined company; (ii) Pre-Merger Crescent’s largest stockholders retain the largest interest in the combined company; (iii) Pre-Merger Crescent designated a majority of the initial members of the board of directors of the combined company; and (iv) Pre-Merger Crescent’s executive management team became the management team of the combined company. Accordingly, for accounting purposes: (i) the Merger was treated as the equivalent of Pre-Merger Crescent issuing stock to acquire the net assets of GlycoMimetics, and (ii) the reported historical operating results of the combined company prior to the Merger are those of Pre-Merger Crescent. Additional information regarding the Merger is included in Note 4.
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

and (v) each warrant to purchase shares of common stock of Crescent Delaware automatically converted into a warrant to purchase ordinary shares of the Company.
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
The Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations since inception. The Company has incurred net losses of $24.6 million and $61.5 million during the three and nine months ended September 30, 2025, respectively, and has an accumulated deficit of $79.4 million at September 30, 2025. For the nine months ended September 30, 2025, the Company used net cash of $44.8 million for its operating activities.
As of September 30, 2025, the Company had cash and cash equivalents of $133.3 million. The Company’s management expects that the existing cash will be sufficient to fund the Company’s operating plans for at least twelve months from the date these condensed consolidated financial statements were issued. The Company expects that its research and development and general and administrative costs will continue to increase significantly, including in connection with conducting future preclinical activities and clinical trials and manufacturing for its existing product candidates and any future product candidates to support commercialization and providing general and administrative support for its operations, including the costs associated with operating as a public company. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company may be required to significantly curtail, delay, or discontinue one or more of its research or development programs or the commercialization of any product candidate, or be unable to expand its operations, or otherwise capitalize on the Company’s business opportunities, as desired, which could materially harm the Company’s business, financial condition, and results of operations.
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
Segment Information
The Company operates and manages its business as a single segment for the purposes of assessing performance and making operating decisions. The Company’s chief executive officer, who is the chief operating decision maker (the “CODM”), reviews the Company’s financial information for purposes of evaluating financial performance and allocating resources (see Note 16).
Concentrations of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash, cash equivalents, and restricted cash. The Company maintains its cash balances at multiple accredited financial institutions in amounts that, at times, may exceed federally insured limits. However, the Company has not experienced any losses on its deposits of cash.
The Company is dependent on third-party organizations to research, develop, manufacture, and process its potential product candidates for its development programs. The Company expects to continue to be dependent on a small number of manufacturers to supply it with its requirements for all products. The Company’s research and development programs could be adversely affected by a significant interruption in the supply of the necessary materials. A significant amount of the Company’s research and development activities are performed under its agreements with Paragon (see Note 11).
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
Convertible Notes Payable
The Company accounted for the Convertible Note (as defined in Note 7) at amortized cost. The Company considered if optional conversion features are required to be bifurcated and separately accounted for as a derivative. Costs related to the issuance of the Convertible Note were recorded as a debt discount, amortized over the term of the Convertible Note (see Note 7) and were accounted for as interest expense in other income (expense) within the condensed consolidated statement of operations and comprehensive loss using the effective interest method. At the effective time of the Merger, shares of

Pre-Merger Crescent common stock and pre-funded warrants issued pursuant to the conversion of the Convertible Notes (including accrued interest) automatically converted into shares of Crescent common stock and pre-funded warrants (see Note 1).
Research and Development Contract Costs Accruals
The Company records the costs associated with research studies and manufacturing development as incurred. These costs are a significant component of the Company’s research and development expenses, with a substantial portion of the Company’s ongoing research and development activities conducted to date by vendors, including the Company’s related party Paragon (see Note 11), contract manufacturing organizations (“CMOs”), and contract research organizations (“CROs”).
The Company accrues for expenses resulting from obligations under its discovery and option agreements (the “Option Agreements”) by and among the Company, Paragon and Parascent Holding LLC (“Parascent”), and agreements with CROs, CMOs, and other vendors for which payment flows may not match the periods over which materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with Paragon, CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. The Company makes significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to Paragon, a CRO, CMO, or other outside service provider, the payments will be recorded as a prepaid asset which will be expensed as the contracted services are performed. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations. As of September 30, 2025, the Company has not experienced any material deviations between accrued and actual research and development expenses.
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
At the lease commencement date, operating lease liabilities and their corresponding ROU assets are recorded at the present value of future minimum lease payments over the expected remaining lease term. The Company determines the present value of lease payments using the implicit rate, if readily determinable, or the incremental borrowing rate. The incremental borrowing rate is estimated based on the rate the Company would have to pay on a collateralized basis over a similar term as the lease. For operating leases, lease expense for lease payments is recognized on a straight-line basis over the lease term. For finance leases, lease expense includes amortization expense of the ROU asset recognized on a straight-line basis over the lease term and interest expense recognized on the finance lease liability. In addition, certain adjustments to the ROU asset may be required for items such as lease prepayments, incentives received, or initial direct costs. As of September 30, 2025, the Company has one operating lease and no finance leases.
The Company accounts for lease and non-lease components related to operating leases as a single lease component. The Company has elected that costs associated with leases having an initial term of 12 months or less are recognized in the condensed consolidated statement of operations and comprehensive loss on a straight-line basis over the lease term and are not recorded on its condensed consolidated balance sheets. Variable lease expense is recognized as incurred and consists primarily of utilities and other office space related expenses.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs include salaries and bonuses, share-based compensation, employee benefits, and external costs of vendors and consultants engaged to conduct research and development activities, which include amounts reimbursed to Paragon under the Paragon Option Agreements (as defined in Note 11).
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
Commitments and Contingencies
The Company may be subject to contingent liabilities, such as legal proceedings and claims, that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability on the condensed consolidated balance sheet. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of reasonably possible losses. As of September 30, 2025, no liabilities were recorded for loss contingencies (see Note 13).
Share-Based Compensation
The Company classifies share-based compensation expense in its condensed consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.
The Company grants stock options, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”) that are subject to service-based vesting conditions. Compensation expense for awards to employees and directors with service-based vesting conditions is recognized using the straight-line method over the requisite service period, which is generally the vesting period of the respective award. Compensation expense for awards to non-employees with service-based vesting conditions is recognized in the same manner as if the Company had paid cash in exchange for the goods or services, which is generally over the vesting period of the award. Forfeitures are accounted for as they occur. The Company has issued stock options, RSAs, and RSUs with service-based vesting conditions only.
The Company measures all share-based awards granted to employees, directors, and non-employees in the form of stock options to purchase shares of its ordinary shares based on the fair value of the awards on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model uses as inputs the fair value of the Company’s ordinary shares and certain management estimates, including the expected stock price volatility, the expected term of the award, the risk-free interest rate, and expected dividends. Expected volatility is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. The Company selects companies with comparable characteristics with historical share price information that approximates the expected term of the equity-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of the stock options. The Company will continue to apply this method until a sufficient amount of historical information regarding the volatility of its share price becomes available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. For employee and non-employee awards the Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to lack of historical exercise data. The expected dividend yield is assumed to be zero as the Company has no current plans to pay any dividends on ordinary shares.
The Company measures the fair value of RSAs and RSUs using the difference, if any, between the purchase price per share of the award and the fair value of the Company’s ordinary shares at the date of grant.
Early Exercise of Stock Options
The terms of the 2024 Equity Incentive Plan (the “2024 Plan”) permit option holders to exercise options before their options are vested, subject to certain limitations. The early exercised options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. While such shares are considered legally outstanding, they are not deemed to be outstanding for accounting purposes until they vest and are therefore excluded from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. A liability is recognized related to the cash proceeds of the unvested options and is reclassified into ordinary shares and additional paid-in capital as the shares vest and the repurchase right lapses. All early exercised options were unvested and accrued on the condensed consolidated balance sheet as of September 30, 2025.

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
Diluted net loss per share is computed by dividing the net loss attributable to shareholders adjusted for income (expenses), net of tax, related to any diluted securities, by the weighted-average number of ordinary shares and potentially dilutive securities outstanding for the period. For purposes of this calculation, the Company’s outstanding stock options to purchase common stock, unvested restricted stock units, and unvested restricted stock awards are considered potentially dilutive ordinary shares.
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
The Company had accrued no amounts for interest or penalties related to uncertain tax positions as of September 30, 2025. The Company did not have any uncertain tax positions as of September 30, 2025.
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
3. Fair Value of Financial Instruments
The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets carried at fair value categorized using the lowest level of input applicable to each financial instrument as of September 30, 2025 (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$120,457	$—	$—	$120,457
Total assets	$120,457	$—	$—	$120,457
Cash equivalents consist of money market funds, which were valued by the Company based on quoted market prices, which represents a Level 1 measurement within the fair value hierarchy. The Company did not hold any financial assets carried at fair value as of December 31, 2024.
4. Reverse Recapitalization and Pre-Closing Financing
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
5. Restricted Cash
Restricted cash as of September 30, 2025 was held as collateral for a stand-by letter of credit issued by the Company to its Sublandlord (as defined in Note 12) in connection with the current lease for its principal facilities located at 300 Fifth Avenue, Waltham, Massachusetts. For additional information regarding the Company’s lease, refer to Note 12. Cash, cash equivalents, and restricted cash consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$133,265	$34,766
Restricted cash	107	—
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$133,372	$34,766

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued interest (1)	$—	$852
Accrued research and development	5,330	713
Accrued professional and consulting	884	645
Accrued employee compensation and benefits	2,751	15
Total accrued expenses and other current liabilities	$8,965	$2,225
_________________________
(1)Includes related party amount of $341 as of December 31, 2024.
7. Convertible Notes Payable
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
The Company paid debt issuance costs of less than $0.1 million in relation to the Convertible Notes. The debt issuance costs were reflected as a reduction of the carrying value of Convertible Notes on the condensed consolidated balance sheet and were being amortized as interest expense over the term of the Convertible Notes using the effective interest method. For the nine months ended September 30, 2025, the Company recognized interest expense related to the Convertible Notes of $2.2 million, which includes non-cash interest expense related to the amortization of debt issuance. No interest expense was recognized for the three months ended September 30, 2025 due to the conversion of the Convertible Notes immediately prior to the closing of the Merger.

Immediately prior to the closing of the Merger, the Convertible Notes were converted into 12,808,261 shares of Pre-Merger Crescent common stock and pre-funded warrants to purchase 8,392,303 shares of Pre-Merger Crescent common stock based on the aggregate principal amount of $37.5 million plus $3.0 million in unpaid accrued interest divided by the conversion price in connection with the Pre-Closing Financing. At the closing of the Merger, the Pre-Merger Crescent common stock and pre-funded warrants issued in exchange for the Convertible Notes were converted into the right to receive 1,850,790 shares of common stock and pre-funded warrants to purchase 1,212,683 shares of common stock of the Company. In connection with the Redomestication, such shares of common stock and pre-funded warrants were converted to 1,850,790 ordinary shares and pre-funded warrants to purchase 1,212,683 ordinary shares of the Company, respectively. As of September 30, 2025, the Convertible Notes were not outstanding.
8. Convertible Preferred Shares and Shareholders' Equity (Deficit)
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
The pre-funded warrants were recorded as a component of shareholders’ equity (deficit) within additional paid-in-capital and have no expiration date. As of September 30, 2025, none of the pre-funded warrants have been exercised.
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
As of September 30, 2025 and December 31, 2024, Convertible Preferred Shares consisted of the following (in thousands, except share amounts):

	September 30, 2025
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

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Shares (the “Series A Certificate of Designation”), holders of Series A Preferred Shares are entitled to receive dividends on shares of Series A Preferred Shares equal to, on an as-if-converted-to-Company Ordinary Shares basis, and in the same form as, dividends actually paid on Company ordinary shares. Except as provided in the Series A Certificate of Designation or as otherwise required by law, the Company Series A Preferred Shares do not have voting rights. The Company Series A Preferred Shares shall rank on parity with the Company ordinary shares as to the distribution of assets upon any liquidation, dissolution, or winding-up of the Company. Each Series A Preferred Share is convertible at the option of the holder, at any time, and without the payment of additional consideration by the holder into ordinary shares of the Company. As of September 30, 2025, each outstanding Series A Preferred Share was convertible into ordinary shares at a ratio of 1,000:1.
Ordinary Shares
As of September 30, 2025, the Company has the authority to issue a total of 175,000,000 ordinary shares at a par value of $0.001 per share. As of September 30, 2025, 13,892,516 ordinary shares were issued and outstanding, which includes 168,215 ordinary shares in connection with the issuance of RSAs and 811 shares in connection with early exercised stock options. Each ordinary share entitles the holder to one vote, together with the holders of Convertible Preferred Shares, on all matters submitted to the shareholders for a vote. The holders of ordinary shares are entitled to receive dividends, if any, as declared by the Company’s board of directors (the “Board of Directors” or “Board”), subject to the preferential dividend rights of the holders of Convertible Preferred Shares.
As of September 30, 2025, there were an aggregate of 12,340,650 ordinary shares reserved for issuance (i) for the conversion of Series A Preferred Shares into ordinary shares, (ii) for the exercise of outstanding options for ordinary shares, (iii) under the 2025 Equity Incentive Plan, (iv) under the 2025 Employee Stock Purchase Plan, (v) for settlement of outstanding RSUs for ordinary shares, and (vi) for the exercise of the pre-funded warrants.
9. Share-Based Compensation
2024 Equity Incentive Plan
The Crescent Biopharma, Inc. 2024 Equity Incentive Plan (“2024 Plan”) was adopted by the board of directors of Pre-Merger Crescent on September 19, 2024. The 2024 Plan provided for Pre-Merger Crescent to grant stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, officers, directors, consultants, and advisors. Equity Incentive Stock options granted under the 2024 Plan generally vest over four years, subject to the participant’s continued service, and expire after ten years, although stock options have been granted with vesting terms less than four years. As of September 30, 2025, there are no shares of common stock available for issuance under the 2024 Plan.
2025 Stock Incentive Plan
The Crescent Biopharma, Inc. 2025 Stock Incentive Plan (as amended from time to time, the “2025 Stock Plan”) was approved by the board of directors of GlycoMimetics on May 11, 2025, and by GlycoMimetics stockholders on June 5, 2025, and effective as of the Redomestication, the Board of Directors approved an amendment and restatement of the 2025 Stock Plan to reflect the conversion of Company common stock into Company ordinary shares in connection with the Redomestication. The 2025 Stock Plan allows for the grant of stock options, stock appreciation rights, RSAs, RSUs, other shareholder-based awards and incentive bonuses. The 2025 Stock Plan is administered by the Compensation Committee of the Board (the “Compensation Committee”) or another committee designated by the Board to administer the Plan. The initial share pool under the 2025 Stock Plan was 2,345,962 ordinary shares, and as of September 30, 2025, there are 1,955,408 shares available in the pool. The shares that may be issued under the 2025 Stock Plan will be automatically increased on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to 5% of the diluted shares (including ordinary shares, preferred shares and unexercised pre-funded warrants) on the preceding December 31, unless a lower, or no, increase is determined by the Compensation Committee. Current or prospective employees, officers, non-employee directors, and other independent service providers of the Company and its subsidiaries are eligible to participate in the 2025 Stock Plan.
2025 Employee Stock Purchase Plan
The Crescent Biopharma, Inc. 2025 Employee Stock Purchase Plan (as amended from time to time, the “ESPP”) was approved by the board of directors of GlycoMimetics on May 11, 2025, and by GlycoMimetics stockholders on June 5, 2025, and effective as of the Redomestication, Board of Directors approved an amendment and restatement of the ESPP to reflect the conversion of Company common stock into Company ordinary shares in connection with the Redomestication. The ESPP has 195,497 shares reserved for issuance. The shares that may be issued under the ESPP will be automatically increased on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to 1% of the diluted shares (including ordinary shares, preferred shares and unexercised pre-funded warrants) on the preceding December 31, unless a lower, or no, increase is determined by the Compensation Committee. As of September 30, 2025, the ESPP was not yet effective and no shares have been issued out of the ESPP.
Stock Option Valuation
The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards during the nine months ended September 30, 2025:

Nine Months Ended
September 30, 2025
Expected term (in years)	6.1
Expected volatility	97.6%
Risk-free interest rate	4.1%
Dividend yield	0.0%
Stock Options
The following table summarizes the stock option activity during the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding balance as of December 31, 2024	1,082,893	$6.16	9.9	$—
Granted	3,720,112	$8.61
Exercised	(811)	$6.16		5
Forfeited or expired	(707,957)	$6.16
Outstanding balance as of September 30, 2025	4,094,237	$8.39	9.5	$14,815
Exercisable as of September 30, 2025	268,315	$6.20	9.2	$1,528
The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2025 was $6.87. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s ordinary shares for those stock options that had an exercise price lower than the fair value of the Company’s ordinary shares. No stock option awards were issued during the period from September 19, 2024 (inception) through September 30, 2024.
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

The following table summarizes the RSU activity during the nine months ended September 30, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	—	$—
Granted	438,386	6.16
Vested	—	—
Forfeited	—	—
Unvested balance as of September 30, 2025	438,386	$6.16
Restricted Stock Awards
The Company’s RSAs have service-based vesting conditions only and vest over a four-year period or vest upon grant, during which time all unvested shares are subject to forfeiture by the Company in the event the holder’s service with the Company voluntarily or involuntarily terminates.
The following table summarizes the RSA activity during the nine months ended September 30, 2025:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	246,753	$1.38
Granted	20,164	9.55
Vested	(24,781)	3.05
Forfeited	(148,053)	1.38
Unvested balance as of September 30, 2025	94,083	$2.70
The weighted average grant date fair value of RSAs granted was $9.55 and $1.38 during the nine months ended September 30, 2025 and during the period from September 19, 2024 (inception) through September 30, 2024, respectively. The total fair value of shares vested for the nine months ended September 30, 2025 was $0.1 million.

Parascent Warrant Obligation
Under the terms of the Paragon Option Agreements, Parascent will be entitled to grants of warrants to purchase in the aggregate a number of shares equal to 1.00% of the then outstanding shares of the Company’s ordinary shares, on a fully diluted basis, on December 31, 2025 and December 31, 2026, at the fair market value determined by the Board of Directors (the “Parascent Warrant Obligation”). Parascent is an entity formed by Paragon as a vehicle to hold equity in the Company in order to share profits with certain employees of Paragon. The grant dates for the issuance of warrants are expected to be December 31, 2025 and December 31, 2026 as all terms of the award, including number of shares and exercise price, will be known by all parties. Parascent’s warrant has a service inception period for the grant preceding the grant date, with the full award being vested as of the grant date with no post-grant date service requirement. As of September 30, 2025, the estimated fair value of warrants to be granted on December 31, 2025 was $2.6 million. For the nine-month period ended September 30, 2025, $2.0 million was recognized as share-based compensation expense related to the Parascent Warrant Obligation. An immaterial amount of share-based compensation expense related to the Parascent Warrant Obligation was recognized during the period from September 19, 2024 (inception) through September 30, 2024. The warrants expected to be granted to Parascent are liability-classified and after the initial recognition, the liability is adjusted to fair value using an option-pricing model at the end of each reporting period, with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the assumptions used in calculating the fair value of the warrants:

As of
September 30, 2025
Expected term (in years)	10.0
Expected volatility	99.8%
Risk-free interest rate	4.2%
Dividend yield	0.0%
Share-Based Compensation Expense
On April 14, 2025, as a result of Dr. Violin no longer serving as Chief Executive Officer and President, the Company repurchased 127,889 shares of unvested restricted stock at the price Dr. Violin originally purchased such shares, and Dr. Violin agreed to the cancellation of 537,127 unvested stock options. The Company recorded $0.2 million and $2.6 million within compensation expense as a result of the repurchase of RSA’s and stock option cancellation, respectively, during the nine months ended September 30, 2025.
The following table summarizes the classification of the Company’s share-based compensation expense in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Period from September 19, 2024 (Inception) Through September 30, 2024
General and administrative	$1,172	$5,250	$—
Research and development	813	3,305	69
Total share-based compensation expense	$1,985	$8,555	$69
As of September 30, 2025, total unrecognized compensation cost related to the unvested stock options was $23.1 million, which is expected to be recognized over a weighted average period of approximately 3.3 years. As of September 30, 2025, total unrecognized compensation cost related to the unvested RSAs was $0.2 million, which is expected to be recognized over a weighted average period of 3.0 years. As of September 30, 2025, total unrecognized compensation cost related to the unvested RSUs was $2.3 million, which is expected to be recognized over a weighted average period of 3.5 years. As of September 30, 2025, the unrecognized compensation cost related to the Parascent Warrant Obligation was $0.5 million, which is expected to be recognized over a weighted average period of 0.3 years.
The following table summarizes the award types of the Company’s share-based compensation expense in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Period from September 19, 2024 (Inception) Through September 30, 2024
Stock options	$1,789	$5,924	$—
RSAs	35	238	69
RSUs	170	366	—
Parascent warrant obligation	(9)	2,027	—
Total share-based compensation expense	$1,985	$8,555	$69
10. Income Taxes
There was no income tax provision recorded for the three and nine months ended September 30, 2025 or for the period from September 19, 2024 (inception) through September 30, 2024 and, therefore, the Company’s effective income tax rate was 0.0% for the three and nine months ended September 30, 2025 and for period from September 19, 2024 (inception) through September 30, 2024. The effective income tax rate for the three and nine months ended September 30, 2025 differed from the 21% federal statutory rate primarily due to the valuation allowance maintained against the Company’s net deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business tax provisions. The Company has evaluated the OBBBA provisions enacted during the current quarter and estimated their impact on the condensed consolidated financial statements to be immaterial. The Company will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.
11. Paragon Option Agreements
In September 2024, the Company entered into the Antibody Paragon Option Agreement with Paragon and Parascent for CR-001, with the selected targets PD-1 and VEGF. In October 2024, the Company entered into the ADC Paragon Option Agreement with Paragon and Parascent for CR-002, with an undisclosed target (collectively the “Paragon Option Agreements”). Parascent will not perform any substantive role under the Paragon Option Agreements other than to receive such warrants as discussed in Note 9. Under the Paragon Option Agreements, the Company has the exclusive option (an “Option”), on a Research Program-by-Research Program basis, to enter into a separate agreement with Paragon consistent with a set of pre-negotiated terms (a “License Agreement”). On March 18, 2025, the Company exercised its option for CR-001 under the Antibody Paragon Option Agreement and entered into the license agreement for CR-001 on April 28, 2025. On September 26, 2025, the Company exercised its option for CR-002 under the Antibody Paragon Option Agreement and entered into a license agreement with Paragon in November 2025. Upon the Company’s exercise of its Options and finalization of the related license agreements, it will be required to make non-refundable milestone payments to Paragon of up to $22.0 million for CR-001 and up to $46.0 million for CR-002 upon the achievement of certain clinical development and regulatory milestones, as well as tiered royalty payments in the low-to-mid single-digits beginning on the first commercial sale of each developed product. From time to time, the Company can choose to add additional targets by mutual agreement with Paragon.
On April 28, 2025, the Company entered into an Amended and Restated Paragon ADC Option Agreement to add CR-003 and its three undisclosed targets as well as to engage Paragon to execute a mutually agreed research plan for CR-003, in addition to CR-002 which was included in the original agreement, aimed at producing a potential product candidate to be licensed for further development, manufacture, and commercialization by the Company. In addition, if the Company exercises its option and finalizes the related license agreement, it will be required to make non-refundable milestone payments to Paragon up to $46.0 million for CR-003 upon the achievement of certain clinical development and regulatory milestones, as well as tiered royalty payments in the low-to-mid single digits beginning on the first commercial sale of each developed product.

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
Unless terminated earlier, the Paragon Option Agreements shall continue in force on a Research Program- by-Research Program basis until the later of: (i) the end of the option period for such Research Program, as applicable, if such Option is not exercised by the Company; (ii) if the Company exercises its Option with respect to a Research Program, but the parties are unable to finalize and execute a License Agreement within 30 days, the expiration of such 30-day period (subject to any mutually agreed extension of such period); and (iii) the expiration of the applicable Research Term (as defined under the Paragon Option Agreements).The Company may terminate the Paragon Option Agreements or any Research Program at any time for any or no reason upon 30 days’ prior written notice to Paragon, provided that the Company must pay certain unpaid fees due to Paragon upon such termination, as well as any non-cancellable obligations reasonably incurred by Paragon in connection with its activities under any terminated Research Program. Paragon may terminate the Paragon Option Agreements or a Research Program immediately upon written notice to the Company if, as a result of any action or failure to act by the Company or its affiliates, such Research Program or all material activities under the applicable Research Plan are suspended, discontinued, or otherwise delayed for a certain consecutive number of months. Each party has the right to terminate the Paragon Option Agreements or any Research Program upon (i) 30 days’ prior written notice of the other party’s material breach that remains uncured for the 30-day period and (ii) the other party’s bankruptcy.
Under the Paragon Option Agreements, the Company is also responsible for certain additional development costs incurred by Paragon. The Company expenses the fees incurred under the Paragon Option Agreements as the associated costs are incurred when the underlying services are rendered. Such amounts are classified within research and development expenses and general and administrative expenses in the accompanying condensed consolidated statement of operations and comprehensive loss. The following is a summary of expenses related to the development costs and license fees related to the Paragon Option Agreements recorded within the condensed consolidated statement of operations for the periods presented (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Period from September 19, 2024 (Inception) Through September 30, 2024
Research and development expense	$6,184	$19,217	$2,473
General and administrative expense	89	569	90
	$6,273	$19,786	$2,563
An amount of $6.3 million related to Paragon is included in related party accounts payable and other current liabilities within the condensed consolidated balance sheet as of September 30, 2025.
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

Additionally, as part of the Paragon Option Agreements, on each of December 31, 2025 and December 31, 2026, the Company will grant Parascent warrants to purchase an aggregate number of shares equal to 1.00% of its outstanding share capital as of the date of the grant on a fully-diluted basis, with an exercise price equal to the fair market value of the underlying ordinary shares on each respective grant date. The warrants are liability-classified and after the initial recognition, the liability is adjusted to fair value at the end of each reporting period, with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss (see Note 9).
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
CR-001 License Agreement
On April 28, 2025, the Company entered into a License Agreement with Paragon for all antibodies discovered, generated, identified, or characterized by Paragon in the course of performing the CR-001 research program directed to PD-1 and VEGF, antibodies created by the Company derived from the licensed antibodies and directed to PD-1 and VEGF, and products that comprise the foregoing (the “CR-001 License Agreement”) consistent with the pre-negotiated terms agreed to upon execution of the Paragon Option Agreements, pursuant to which Paragon granted the Company a royalty-bearing, worldwide, exclusive, and sublicensable license with respect to certain inventions, patent rights, sequence information, and other intellectual property rights related to monospecific antibodies directed at the VEGF and PD-1 targets (the “Licensed Antibody Technology”) to use, make, sell, import, export, and otherwise exploit certain Licensed Antibodies, Derived Antibodies, Products, Multispecific Antibodies, and Multispecific Products in the Field in the Territory. Under the terms of the CR-001 License Agreement, the Company is obligated to pay Paragon up to $22.0 million based on specific development and regulatory milestones, with the next subsequent milestone payment of $2.5 million million being due upon the first dosing of a human patient in a Phase 1 trial. Following the execution of the CR-001 License Agreement, the Company is solely responsible for, and has sole authority and control over, all aspects of the development, manufacturing, and commercialization of product candidates under the CR-001 program, including regulatory strategy, communications, filings, and activities (including clinical trials). Paragon also granted the Company a royalty-bearing, worldwide, non-exclusive, sublicensable right and license under the Licensed Antibody Technology to use, make, sell, import, export, or otherwise exploit certain multispecific antibodies and products targeting PD-1 and VEGF. In addition, the following summarizes other key terms of the CR-001 License Agreement:
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

•With respect to patents licensed to the Company under the CR-001 License Agreement that have been filed as of the effective date of the CR-001 License Agreement, the Company will control the preparing, filing, prosecuting, and maintenance of such patents. With respect to patents filed after the effective date of the CR-001 License Agreement, Paragon will control the preparing, filing, prosecuting, and maintaining of such patents until the final deliverable for the relevant research program is delivered to the Company, after which the Company will control the preparing, filing, prosecuting, and maintain of such patents.
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
12. Leases
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
As of September 30, 2025, the Company had $1.6 million of operating lease ROU assets, short term lease liabilities of $0.4 million and long term lease liability of $1.3 million on its condensed consolidated balance sheets. As of September 30, 2025, the operating lease arrangement had a remaining lease term of 3.4 years and a discount rate of 10.6%.
As of September 30, 2025, the total remaining operating lease payments included in the measurement of lease liabilities was as follows (in thousands):

Period ended December 31
2025 (remaining 3 months)	$142
2026	584
2027	608
2028	633
2029	107
Total undiscounted lease payments	2,074
Less: imputed interest	(333)
Total present value of operating lease liability	$1,741

13. Commitments and Contingencies
401(k) Plan
The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of management. For the three and nine months ended September 30, 2025, the Company has not recorded any expense related to 401(k) Plan match contributions.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the

Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations, or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2025.
Legal Proceedings
From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of September 30, 2025, the Company was not a party to any material legal proceedings or claims.
Cell Line License Agreement
In October 2024, the Company entered into the Cell Line License Agreement (the “Cell Line License Agreement”) with WuXi Biologics Ireland Limited (“WuXi Biologics”). Under the Cell Line License Agreement, the Company received a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics’ know-how, cell line, biological materials (the “WuXi Biologics Licensed Technology”), and media and feeds to make, have made, use, sell, and import certain therapeutic products produced through the use of the cell line licensed by WuXi Biologics under the Cell Line License Agreement (the “WuXi Biologics Licensed Products”). Specifically, the WuXi Biologics Licensed Technology is used in certain manufacturing activities in support of the CR-001 and CR-002 programs.
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
14. Net Loss per Share
Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted
Ordinary Shares	$(20,947)	16,540,771	$(1.27)	$(52,391)	6,640,402	$(7.89)
Company Series A Preferred Shares (1)	(3,660)	2,890	$(1,266.44)	(9,154)	1,160	$(7,891.38)
Net loss	$(24,607)			$(61,545)

	Period from September 19, 2024 (Inception) Through September 30, 2024
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted
Common Stock	$(2,631)	730,092	$(3.60)
Net loss	$(2,631)

(1) The weighted-average number of shares of as-converted Series A Preferred Shares used in the loss allocation was 2,890,000 and 1,160,219 for the three and nine months ended September 30, 2025, respectively.
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

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Period from September 19, 2024 (Inception) Through September 30, 2024
Convertible preferred stock (as converted to common stock)	—	—	20,000,000
Outstanding unvested restricted stock units	438,386	438,386	—
Outstanding unvested restricted stock awards	94,083	94,083	187,533
Outstanding and issued common stock options	4,094,237	4,094,237	—
Total	4,626,706	4,626,706	20,187,533
15. Related Party Transactions
Paragon and Parascent each beneficially own less than 5% of the Company’s share capital through their respective holdings of the Company’s ordinary shares. Fairmount beneficially owns more than 5% of the Company’s capital, currently has two representatives appointed to the Board and beneficially owns more than 5% of Paragon. Fairmount appointed Paragon’s board of directors and has the contractual right to approve the appointment of any executive officers of Paragon. The Company determined Paragon and Parascent were related parties based on the nature of these relationships.
The following is a summary of related party accounts payable and other current liabilities (in thousands):

	As of September 30, 2025	As of December 31, 2024
Paragon accrued research and development	$6,184	$6,901
Paragon accrued general and administrative	89	320
Total	$6,273	$7,221
16. Segment Reporting
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
The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Period from September 19, 2024 (Inception) Through September 30, 2024
CR-001 external research and development costs	$8,714	$19,411	$2,469
CR-002 external research and development costs	6,705	11,685	—
Other external research and discovery costs(1)	357	2,179	—
General and administrative personnel costs	3,225	10,517	112
Research and development personnel costs	4,211	9,356	—
Professional and consulting fees	1,542	5,852	50
Other segment items (2)	(147)	2,545	—
Net loss and comprehensive loss	$24,607	$61,545	$2,631
_________________________
(1)External research and discovery costs include CR-003 costs and other costs associated with candidate discovery activities.
(2)Other segment items includes office and facilities expense, interest expense, and miscellaneous other expense offset by interest income.
17. Subsequent Events
The Company has evaluated events and transactions occurring subsequent to September 30, 2025 through the date at which the financial statements were issued.
On November 5, 2025, the Company entered into a license agreement for CR-002 consistent with those terms under the Antibody Paragon Option Agreement, as further described in Note 11, including the requirement to make non-refundable milestone payments to Paragon of up to $46.0 million upon the achievement of certain clinical development and regulatory milestones, as well as tiered royalty payments in the low-to-mid single-digits beginning on the first commercial sale of each developed product.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included in Part 1 - Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (this “Quarterly Report”). The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs and words such as “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” “expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “potential,” “plan,” “seek,” or “continue” and variations of such words and any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, and similar expressions are intended to identify forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the section of the Quarterly Report titled “Risk Factors” and elsewhere in this Quarterly Report. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” “Crescent Biopharma, Inc.,” “Crescent,” “GlycoMimetics, Inc.,” “GlycoMimetics,” refers to Crescent Biopharma, Inc. and its consolidated subsidiaries, including Crescent Biopharma Operating Company LLC, taken as a whole.
Overview
We are a biotechnology company developing novel therapeutics to treat solid tumors, led by our initial program CR-001, an investigational, proprietary anti-PD-1/anti-VEGF bispecific antibody. We believe CR-001 has the potential to deliver improved clinical efficacy and safety over pembrolizumab, marketed by Merck as Keytruda®, the best-selling drug in the world and approved for the treatment of numerous cancers. CR-001, for which we exercised its option in March 2025 and entered into a license agreement with Paragon in April 2025 for exclusive worldwide development and commercialization rights pursuant to the Antibody Paragon Option Agreement, is a new molecular entity designed to replicate the functional properties of ivonescimab, a cooperative bispecific anti-PD-1/anti-VEGF antibody in development by Akeso Biopharma and Summit Therapeutics Inc. that delivered significantly improved progression-free survival in a head-to-head Phase 3 clinical trial (“HARMONi-2”) versus Keytruda in non-small cell lung cancer. We believe the emerging data from the clinical development of ivonescimab supports the rationale for developing CR-001 in light of CR-001 and ivonescimab sharing the same proposed mechanism of action. Neither us nor Paragon has any clinical data regarding cancer patients that have been treated with CR-001 and there can be no assurance that our clinical trials, which have not yet commenced and are expected to cover a broader set of indications than in HARMONi-2, will have similar or comparable results, or that our clinical trials, which will take several years, will be completed successfully and/or produce results necessary to support the requisite regulatory approvals in order for us to be able to commercialize CR-001. See the section titled “Risk Factors.”
Following the precedents set by traditional PD-1 inhibitors, such as Keytruda and Opdivo®, we plan to seek regulatory approvals for CR-001 to treat multiple solid tumor indications, both as a monotherapy and in combination with other mechanisms of action. We intend to submit an Investigational New Drug application (“IND”) to the FDA for CR-001 in the fourth quarter of 2025, with initial clinical data anticipated in the second half of 2026. We plan to complement CR-001 with a portfolio of product candidates that have potential activity against solid tumors both as a monotherapy as well as in combination with CR-001. Our expected second and third programs, CR-002 and CR-003, are investigational antibody drug conjugates against validated oncology targets. Pursuant to the ADC Paragon Option Agreements, we have engaged Paragon to execute a mutually agreed research plan for CR-002 and CR-003 aimed at producing a potential product candidate to be licensed for further development, manufacture, and commercialization by us. The research plan activities performed by Paragon for us primarily include preclinical studies and are overseen by a joint development committee comprised of employees from our Company and Paragon. We exercised our option for CR-002 in September 2025 and entered into a license agreement with Paragon in November 2025. We expect to submit an IND for CR-002 in mid-2026. We have not yet exercised the option or entered into a license agreement with Paragon for CR-003 pursuant to the ADC Paragon Option Agreement.
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
We have incurred operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. We incurred net losses of $24.6 million and $61.5 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, we had an accumulated deficit of $79.4 million. For the nine months ended September 30, 2025, we have used net cash of $44.8 million for our operating activities.
As of September 30, 2025, we had cash and cash equivalents of $133.3 million. We expect that our existing cash will be sufficient to fund our operating plans for at least twelve months from the date of filing of this Quarterly Report. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure.
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
The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Pre-Merger Crescent was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the fact that, immediately following the Merger: (i) Pre-Merger Crescent stockholders own a substantial majority of the voting rights in the combined company; (ii) Pre-Merger Crescent’s largest stockholders retain the largest interest in the combined company; (iii) Pre-Merger Crescent designated a majority of the initial members of the board of directors of the combined company; and (iv) Pre-Merger Crescent’s executive management team became the management team of the combined company. Accordingly, for accounting purposes: (i) the Merger was treated as the equivalent of Pre-Merger Crescent issuing stock to acquire the net assets of GlycoMimetics; and (ii) the reported historical operating results of the combined company prior to the Merger are those of Pre-Merger Crescent. Additional information regarding the Merger is included in Note 4 to the condensed consolidated financial statements included in Part I – Item 1 of this Quarterly Report.
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
Upon the Redomestication, among other things: (i) each outstanding share of common stock, par value $0.001 per share, of Crescent Delaware automatically converted into one ordinary share, par value $0.001 per share, of the Company; (ii) each outstanding share of Series A Non-Voting Convertible Preferred Stock, par value $0.001 per share, of Crescent Delaware automatically converted in one share of Series A Non-Voting Convertible Preferred Share, par value $0.001 per share, of the Company (the “Series A Preferred Shares”); (iii) each outstanding option to purchase shares of common stock of Crescent Delaware automatically converted into an option to purchase ordinary shares of the Company; (iv) each outstanding restricted stock unit of Crescent Delaware automatically converted into a restricted stock unit of the Company; and (v) each warrant to purchase shares of common stock of Crescent Delaware automatically converted into a warrant to purchase ordinary shares of the Company.
The rights of holders of ordinary shares of the Company are now governed by the Company's memorandum and articles of association and Cayman Islands law.

Impact of General Economic Risk Factors on Crescent’s Operations
Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including increases in inflation, fluctuating interest rates, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), including as a result of the current government shutdown, bank failures, geopolitical factors, including the ongoing conflicts between Russia and Ukraine and in the Middle East and the responses thereto, and supply chain disruptions. While we are closely monitoring the impact of the current macroeconomic and geopolitical conditions on all aspects of our business, including the impacts on participants in any future clinical trials and our employees, suppliers, vendors, and business partners and our future access to capital, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside our control and could exist for an extended period of time. We will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see Part II, Item 1A, “Risk Factors.”
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
Research and Development
Research and development expenses consist primarily of costs incurred in connection with the research and development of our programs. These expenses include:
•costs of funding research performed by third parties, including Paragon, that conduct research and development activities on our behalf and services rendered under the related Paragon Option and License Agreements for CR-001, CR-002, and CR-003;
•expenses incurred in connection with continuing our current research programs and discovery-phase development of any programs we may identify, including under future agreements with third parties, such as consultants and contractors; and
•personnel-related expenses, including recruiting costs, salaries, bonuses, benefits, and equity-based compensation expense.
We expense research and development costs as incurred. For the three and nine months ended September 30, 2025, we recognized $6.2 million and $19.2 million, respectively, of research and development expenses in connection with services provided by Paragon Therapeutics, Inc. (“Paragon”) under the Antibody Discovery and Option Agreement, dated September 19, 2024 (the “the “Antibody Paragon Option Agreement”), and the Amended and Restated ADC Discovery and Option Agreement, dated April 28, 2025 (the “ADC Paragon Option Agreement” and together with the Antibody Paragon Option Agreement, the “Paragon Option Agreements”) and under the License Agreement with Paragon, dated April 28, 2025, for all antibodies discovered, generated, identified, or characterized by Paragon in the course of performing the CR-001 research program directed to PD-1 and VEGF, antibodies created by the Company derived from the licensed antibodies and directed to PD-1 and VEGF, and products that comprise the foregoing (the “CR-001 License Agreement”) in our condensed consolidated statement of operations and comprehensive loss. See “Contractual Obligations and Commitments” below for further details on our research plans.
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
•submission and maintenance of IND or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for any programs we may develop;
•successful enrollment and completion of clinical trials;
•positive results from our future clinical trials that support a finding of safety, purity, potency and/or effectiveness, acceptable pharmacokinetics profile, and an acceptable risk-benefit profile in the intended populations;
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
We expect that our general and administrative expenses will increase substantially for the foreseeable future as we increase our headcount and further establish our office space to support our expected growth. We also expect to incur increased expenses as a public company, including increased costs of accounting, audit, legal, regulatory and tax related services associated with maintaining compliance with SEC requirements, additional director and officer insurance costs, and investor and public relations costs. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.
Other Income (Expense)
Other income (expense) includes interest income of $1.3 million and $1.8 million earned for the three and nine months ended September 30, 2025, respectively, relating to our money market account and interest expense of $2.2 million incurred for the nine months ended September 30, 2025, relating to our previously outstanding convertible notes with an initial principal amount of $37.5 million (“Convertible Notes”) issued to various investors in October 2024, which converted to common stock (now, ordinary shares) and pre-funded warrants upon the close of the Merger.
Income Taxes
No provision for income taxes was recorded for the three and nine months ended September 30, 2025. We recorded a full valuation allowance against our net deferred tax assets as of the balance sheet date, as we believe it is not more likely than not that the benefit will be realized due to our cumulative losses generated to date and expectation of future losses.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business tax provisions. We have evaluated the OBBBA provisions enacted during the current quarter and estimated their impact on the consolidated financial statements to be immaterial. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

Results of Operations for the Three Months Ended September 30, 2025 Compared to the Period from September 19, 2024 (Inception) Through September 30, 2024
We were incorporated in September 2024 and, therefore, provide comparative information from the date of our inception through September 30, 2024. The following table summarizes our condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended September 30, 2025	Period from September 19, 2024 (Inception) Through September 30, 2024	$ Change
Operating expenses
Research and development(1)	$20,347	$2,473	$17,874
General and administrative(2)	5,538	158	5,380
Total operating expenses	25,885	2,631	23,254
Loss from operations	(25,885)	(2,631)	(23,254)
Other income:
Interest income	1,278	—	1,278
Total other income	1,278	—	1,278
Net loss and comprehensive loss	$(24,607)	$(2,631)	$(21,976)
_________________________
(1)Includes related party amount of $6,175 for the three months ended September 30, 2025 and $2,473 for the period from September 19, 2024 (inception) through September 30, 2024.
(2)Includes related party amount of $89 for the three months ended September 30, 2025 and $90 for the period from September 19, 2024 (inception) through September 30, 2024.

Research and Development Expenses
The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	Three Months Ended September 30, 2025	Period from September 19, 2024 (Inception) Through September 30, 2024	$ Change
External research and development costs:
CR-001(1)	$8,714	$2,473	$6,241
CR-002(2)	6,705	—	6,705
Other external research and discovery(3)	357	—	357
Other research and development costs:
Personnel-related (including share-based compensation)(4)	4,211	—	4,211
Office, facilities, and software	282	—	282
Professional and consulting fees	78	—	78
Total research and development expenses	$20,347	$2,473	$17,874

_________________________
(1)Includes related party amount of $423 for the three months ended September 30, 2025 and $2,473 for the period from September 19, 2024 (inception) through September 30, 2024.
(2)Includes related party amount of $5,534 for the three months ended September 30, 2025.
(3)Includes related party amount of $226 for the three months ended September 30, 2025.
(4)Includes related party amount of $(8) for the three months ended September 30, 2025.
Research and development expenses were $20.3 million for the three months ended September 30, 2025 and consisted primarily of the following:
•$5.7 million of research and development expense related to chemistry, manufacturing, and development costs for CR-001 with a third-party contract development and manufacturing organization for developing drug product in preparation of initiating a clinical trial for CR-001;
•$0.4 million of research and development expense due to Paragon for services rendered under the Paragon Option Agreement and the CR-001 License Agreement;
•$2.6 million of research and development expense related to third-party contract research organizations and consulting services for CR-001;
•$5.5 million of research and development expense due to Paragon for services rendered under the Amended and Restated ADC Paragon Option Agreement for CR-002 discovery efforts;
•$0.4 million of external research and discovery expense, including $0.2 million due to Paragon for services rendered under the Amended and Restated ADC Paragon Option Agreement for CR-003 discovery efforts; and
•$4.2 million of personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, including share-based compensation expense of $0.8 million.
Research and development expenses were $2.5 million for the period from September 19, 2024 (inception) through September 30, 2024 and consisted primarily of early research and development costs with Paragon under the Antibody Paragon Option Agreement.
General and Administrative Expenses
The following table summarizes our total general and administrative expenses for the periods presented (in thousands):

	Three Months Ended September 30, 2025	Period from September 19, 2024 (Inception) Through September 30, 2024	$ Change
Personnel-related (including share-based compensation)(1)	$3,225	$111	$3,114
Professional and consulting fees(2)	1,276	20	1,256
Office, facilities, and software	849	—	849
Legal fees related to patent(3)	188	27	161
Total general and administrative expenses	$5,538	$158	$5,380
_________________________
(1)Includes related party amount of $43 for the period from September 19, 2024 (inception) through September 30, 2024.
(2)Includes related party amount of $20 for the period from September 19, 2024 (inception) through September 30, 2024.
(3)Includes related party amount of $89 for the three months ended September 30, 2025 and $27 for the period from September 19, 2024 (inception) through September 30, 2024.
General and administrative expenses were $5.5 million for the three months ended September 30, 2025 and consisted primarily of the following:

•$3.2 million of personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, including share-based compensation of $1.2 million;
•$1.3 million of professional and consulting fees associated with accounting, audit, investor and public relations, and legal fees due to an increase in our business activity and as we became a public company; and
•$0.9 million of office, facilities, and software expenses.
General and administrative expenses were $0.2 million for the period from September 19, 2024 (inception) through September 30, 2024 and consisted primarily of early general and administrative costs relating to personnel expenses, professional and consulting fees, and legal fees related to patents.

Results of Operations for the Nine Months Ended September 30, 2025 Compared to the Period from September 19, 2024 (Inception) Through September 30, 2024
The following table summarizes our condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Nine Months Ended September 30, 2025	Period from September 19, 2024 (Inception) Through September 30, 2024	$ Change
Operating expenses
Research and development(1)	$43,059	$2,473	$40,586
General and administrative(2)	18,081	158	17,923
Total operating expenses	61,140	2,631	58,509
Loss from operations	(61,140)	(2,631)	(58,509)
Other income (expense):
Interest income	1,780	—	1,780
Interest expense(3)	(2,185)	—	(2,185)
Total other expense	(405)	—	(405)
Net loss and comprehensive loss	$(61,545)	$(2,631)	$(58,914)
_________________________
(1)Includes related party amount of $21,244 for the nine months ended September 30, 2025 and $2,473 for the period from September 19, 2024 (inception) through September 30, 2024.
(2)Includes related party amount of $719 for the nine months ended September 30, 2025 and $90 for the period from September 19, 2024 (inception) through September 30, 2024.
(3)Includes related party amount of $865 for the nine months ended September 30, 2025.
Research and Development Expenses
The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	Nine Months Ended September 30, 2025	Period from September 19, 2024 (Inception) Through September 30, 2024	$ Change
External research and development costs by selected target:
CR-001(1)	$19,412	$2,473	$16,939
CR-002(2)	11,685	—	11,685
Other external research and discovery(3)	2,179	—	2,179
Other research and development costs:
Personnel-related (including share-based compensation)(4)	9,355	—	9,355
Office, facilities, and software	380	—	380
Professional and consulting fees	48	—	48
Total research and development expenses	$43,059	$2,473	$40,586
_________________________

(1)Includes related party amount of $6,663 for the nine months ended September 30, 2025 and $2,473 for the period from September 19, 2024 (inception) through September 30, 2024.
(2)Includes related party amount of $10,514 for the nine months ended September 30, 2025.
(3)Includes related party amount of $2,040 for the nine months ended September 30, 2025.
(4)Includes related party amount of $2,027 for the nine months ended September 30, 2025.
Research and development expenses were $43.1 million for the nine months ended September 30, 2025 and consisted primarily of the following:
•$6.7 million of research and development expense due to Paragon for services rendered under the Paragon Option Agreement and the CR-001 License Agreement;
•$9.6 million of research and development expense related to chemistry, manufacturing, and development costs for CR-001 with a third-party contract development and manufacturing organization for developing drug product in preparation of initiating a clinical trial for CR-001;
•$3.2 million of research and development expense related to third-party contract research organizations and consulting services for CR-001;
•$10.5 million of research and development expense due to Paragon for services rendered under the Amended and Restated ADC Paragon Option Agreement for CR-002 discovery efforts;
•$2.2 million of external research and discovery expense, including $2.0 million due to Paragon for services rendered under the Amended and Restated ADC Paragon Option Agreement for CR-003 discovery efforts; and
•$9.4 million of personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, including share-based compensation expense of $3.3 million.
Research and development expenses were $2.5 million for the period from September 19, 2024 (inception) through September 30, 2024 and consisted primarily of early research and development costs with Paragon under the Antibody Paragon Option Agreement.
General and Administrative Expenses
The following table summarizes our total general and administrative expenses for the period presented (in thousands):

	Nine Months Ended September 30, 2025	Period from September 19, 2024 (Inception) Through September 30, 2024	$ Change
Personnel-related (including stock-based compensation)(1)	$10,517	$111	$10,406
Professional and consulting fees(2)	5,303	20	5,283
Office, facilities, and software	1,760	—	1,760
Legal fees related to patent(3)	501	27	474
Total general and administrative expenses	$18,081	$158	$17,923
_________________________
(1)Includes related party amount of $213 for the nine months ended September 30, 2025 and $43 for the period from September 19, 2024 (inception) through September 30, 2024.
(2)Includes related party amount of $150 for the nine months ended September 30, 2025 and $20 for the period from September 19, 2024 (inception) through September 30, 2024.
(3)Includes related party amount of $356 for the nine months ended September 30, 2025 and $27 for the period from September 19, 2024 (inception) through September 30, 2024.
General and administrative expenses were $18.1 million for the nine months ended September 30, 2025 and consisted primarily of the following:

•$10.5 million of personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, including share-based compensation of $5.2 million;
•$5.3 million of professional and consulting fees associated with accounting, audit, investor and public relations, and legal fees due to an increase in our business activity and as we became a public company; and
•$1.8 million of office, facilities, and software expenses.
General and administrative expenses were $0.2 million for the period from September 19, 2024 (inception) through September 30, 2024 and consisted primarily of early general and administrative costs relating to personnel expenses, professional and consulting fees, and legal fees related to patents.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the preclinical development of our programs and commence clinical development of CR-001, CR-002, and CR-003. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the issuance of Series Seed convertible preferred stock, common stock, and pre-funded warrants, and the sale of our Convertible Notes. In September 2024, we issued and sold 20,000,000 shares of Series Seed Preferred Stock to Fairmount, through an affiliate fund, at a purchase price of $0.20 per share, for total gross proceeds of $4.0 million, which qualifies as a related party transaction. In October 2024, we received $37.5 million in net proceeds from the issuance of its Convertible Notes to several investors, of which Fairmount, through an affiliate fund, held a convertible note with an initial principal amount of $15.0 million, which qualifies as a related party transaction. In June 2025, we raised approximately $142.3 million in net proceeds from the Pre-Closing Financing, excluding the previously received proceeds from the Convertible Notes, and received $1.3 million in cash from GlycoMimetics upon consummation of the Merger. As of September 30, 2025, we had cash and cash equivalents of $133.3 million.
Our primary use of cash is to fund the development of our product candidates and advance our pipeline. This includes both the research and development costs and the general and administrative expenses required to support those operations. Since we are a preclinical-stage biotechnology company, we have incurred significant operating losses since our inception and we anticipate such losses to increase as we continue to pursue clinical development of our product candidates, prepare for the potential commercialization of our product candidates, and expand our development efforts in our pipeline of nonclinical candidates. We expect that our existing cash will be sufficient to fund our operating plans for at least twelve months from this Quarterly Report. We will need to secure additional financing in the future to fund additional research and development and before a commercial drug can be produced, marketed, and sold. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on our company.
Cash Flows
The following table summarizes our cash flows for the period presented (in thousands):

	Nine Months Ended September 30, 2025	Period from September 19, 2024 (Inception) Through September 30, 2024
Net cash used in operating activities	$(44,792)	$—
Net cash used in investing activities	(726)	—
Net cash provided by financing activities	144,124	—
Net increase in cash, cash equivalents, and restricted cash	$98,606	$—
Net Cash Used in Operating Activities
For the nine months ended September 30, 2025, net cash used in operating activities was $44.8 million, which was primarily attributable to a net loss of $61.5 million, partially offset by non-cash charges of $10.9 million and net cash provided by changes in operating activities of $5.9 million. Non-cash charges primarily consisted of $8.6 million in share-

based compensation expense and $2.2 million of non-cash interest expense. The changes in operating activities were primarily due to an increase in our business activity as well as the timing of vendor invoicing and payments.
Net Cash Used in Investing Activities
For the nine months ended September 30, 2025, net cash used in investing activities was attributable to $0.7 million of purchases of property and equipment associated with the build-out of the sublease of office space located in Waltham, Massachusetts.
Net Cash Provided by Financing Activities
For the nine months ended September 30, 2025, net cash provided by financing activities was $144.1 million, consisting primarily of $143.0 million of net proceeds from the Pre-Closing Financing and $1.3 million of cash acquired in connection with the reverse recapitalization, partially offset by the repurchase of restricted stock awards of $0.2 million.
Contractual Obligations and Other Commitments
We enter into contracts in the normal course of business with CROs, CMOs, and with other vendors for preclinical research studies, clinical trials, manufacturing, and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if the contract is cancelled within a specified time, and therefore, are cancellable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of September 30, 2025. See Notes 11, 12, and 13 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for further information on our contractual lease obligations for our office in Waltham, Massachusetts, and other commitments, including the commitments under the Option and License Agreements. See Note 17 to the condensed consolidated financial statements included in Part 1 - Item 1 of this Quarterly Report for further information on certain contracts executed subsequent to September 30, 2025.
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
While our significant accounting policies are described in more detail in Note 2 to our condensed consolidated financial statements for the three and nine months ended September 30, 2025 included in Part I - Item 1 of this Quarterly Report, we believe the following accounting policies used in the preparation of our condensed consolidated financial statements require the most significant judgments and estimates.
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
We accrue for expenses resulting from obligations under Paragon Option Agreements between Paragon, Parascent, and us and agreements with CROs, CMOs, and other outside service providers for which payment flows do not match the periods over which materials or services are provided to us. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with Paragon, CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. We make significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to Paragon, a CRO, CMO, or outside service provider, the payments will be recorded as a prepaid asset which will be expensed as the contracted services are performed. Changes in these estimates that result in material changes to our accruals could materially affect its results of operations. As of September 30, 2025, we have not experienced any material deviations between accrued and actual research and development expenses.
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
The Black-Scholes model uses inputs that are determined by our Board on the date of grant and assumptions we make for the volatility of stock-based awards, the expected term of stock-based awards, the risk-free interest rate for a period that approximates the expected term of our stock-based awards, and its expected dividend yield. We lack sufficient company-specific historical and implied volatility information of our shares. Therefore, we estimate its expected share volatility based on the historical volatility of a representative group of public companies in the biotechnology industry for a term equal to the remaining time of the expected term. The expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” stock options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the options on the date of measurement. We have estimated a 0% dividend yield based on the expected dividend yield and the fact that we have never paid, and do not expect to pay, any cash dividends in the foreseeable future. See Note 2 and Note 9 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for information concerning specific assumptions we used in applying the Black-Scholes model to determine the estimated fair value of our stock options granted in the periods presented.
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
Prior to the Merger, our pre-Merger common stock valuations were prepared by a third-party valuation firm using a hybrid method, including an option-pricing method (“OPM”). The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceed the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. The hybrid method is a probability-weighted expected return method (“PWERM”), where the equity value in one or more of the scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for a company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock.
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

Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations, or cash flows is disclosed in Note 2 to the condensed consolidated financial statements as of September 30, 2025 included in Part I - Item 1 of this Quarterly Report.
Off-Balance Sheet Arrangements
As of September 30, 2025, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us that could reasonably be expected to have a material adverse effect on our results of operations, financial condition, or cash flows.
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

Developing our product candidates requires a substantial amount of capital. We expect our research and development expenses to continue to increase in connection with its ongoing activities, particularly as we advance our product candidates through preclinical studies and clinical trials. We will need to raise additional capital to fund our operations, and such funding may not be available to us on acceptable terms, or at all, and such funding may become even more difficult to obtain due to rising interest rates and the current downturn in the U.S. capital markets and the biotechnology sector in general. Competition for additional capital among biotechnology companies may be particularly intense during economic downturns. We may be unable to raise capital through public offerings of our ordinary shares and may need to turn to alternative financing arrangements. Such arrangements, if we pursue them, could involve the issuance of one or more types of securities, including ordinary shares, preferred shares, convertible debt, warrants to acquire ordinary shares, or other securities. These securities could be issued at or below the then prevailing market price for our ordinary shares. In addition, if we issue debt securities, the holders of the debt would have a claim to our assets that would be superior to the rights of shareholders until the principal, accrued and unpaid interest, and any premium or make-whole has been paid. Interest on any newly-issued debt securities and/or newly-incurred borrowings would increase our operating costs and reduce our net income (or increase our net loss), and these impacts may be material. If the issuance of new securities results in diminished rights to holders of our ordinary shares, the market price of our ordinary shares could be materially and adversely affected.

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
•dispose of technology assets, or relinquish or license on unfavorable terms, our rights to technologies or any of our product candidates that we otherwise would seek to develop or commercialize ourselves;
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

We have no products approved for commercialization and have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product candidates. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

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

We are a preclinical-stage biotechnology company with a limited operating history. Since September 19, 2024 (inception), we have incurred significant operating losses. For the nine months ended September 30, 2025, we reported a net loss of $61.5 million and had an accumulated deficit of $79.4 million. We will need to raise substantial additional capital to continue to fund our operations in the future. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to complete future milestones and we may be required to delay, limit, reduce, or eliminate development or future commercialization efforts of product candidates and/or programs. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings or entering into strategic collaborations.

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

We have no products on the market, and all of our programs are in preclinical stages of development and have not been tested in humans. As a result, we expect it will be many years before we commercialize any product candidate, if ever. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have not yet demonstrated our ability to initiate or complete any clinical trials, obtain regulatory approvals, manufacture a clinical or commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety, purity, potency, and efficacy in humans of our programs and product candidates.

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

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND application, or acceptance or approval of a similar application by foreign regulatory authorities, and finalizing the trial design based on any feedback received from the FDA or such other regulatory authorities. In the event that the FDA or a foreign regulatory authority requires us to complete additional preclinical studies or we are required to satisfy other FDA or foreign regulatory authority requests, respectively, prior to commencing clinical trials, the start of our clinical trials may be delayed. Even if we receive and incorporate guidance from any regulatory authorities, the FDA or such other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials, or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union (“EU”).

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

Our future success is substantially dependent on our ability to timely obtain regulatory and marketing approval for, and then successfully commercialize, our lead program, CR-001. We also intend to advance our CR-002 and CR-003 programs. We are investing a majority of our efforts and financial resources into the research and development of these programs. We believe the success of CR-001 is dependent on observing in CR-001 the targeting, binding, cooperativity and pharmacokinetics of ivonescimab, an anti-PD-1/anti-VEGF bispecific antibody that demonstrated significantly improved progression-free survival (“PFS”) to market-leading pembrolizumab in a large third-party Phase 3 clinical trial, while avoiding the mechanistic risks that could perturb the balance of efficacy and safety that define this new class of immunotherapy, assuming we successfully complete clinical development and obtain marketing approval for CR-001. To the extent we do not observe this recapitulation of ivonescimab in CR-001, it would significantly and adversely affect the clinical and commercial potential of CR-001.

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

Any drug delivery device that we potentially use to deliver our product candidates may have its own regulatory, development, supply and other risks.

We expect to deliver our product candidates via a drug delivery device, such as an injector or other delivery system. There may be unforeseen technical complications related to the development activities required to bring such a product to market, including primary container compatibility and/or dose volume requirements. Our product candidates may not be approved or may be substantially delayed in receiving approval if the devices that we choose to develop do not gain and/or maintain their own regulatory approvals or clearances. Where approval of the drug product and device is sought under a single application, the increased complexity of the review process may delay approval. For example, the FDA’s review of a marketing application for our product candidates may include the participation of both the FDA’s Center for Biologics Evaluation and Research and the FDA’s Center for Devices and Radiological Health. Although the FDA and comparable foreign agencies have or may have systems in place for the review and approval of combination products, we may experience additional delays in the development and commercialization of such product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. Moreover, although we anticipate that the device component of any combination product candidates we develop will be reviewed within the usual time frames expected for the underlying biologic component application, and that no separate marketing application for the device components of such product candidates will be required in the United States, the FDA or comparable regulatory authorities may delay approval or require us to conduct additional studies with the device which may delay the approval of the combination product.

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

Our approach to the discovery and development of our programs is unproven, and we may not be successful in our efforts to build a pipeline of programs with commercial value.

Our approach to the discovery and development of our programs, particularly CR-001, leverages clinically validated mechanisms of action and incorporates the targeting, binding, cooperativity and pharmacokinetics of ivonescimab, an anti-PD-1/anti-VEGF bispecific antibody that demonstrated significantly improved PFS to market-leading pembrolizumab in HARMONi-2, a large Phase 3 clinical trial, sponsored by Akeso, for the treatment of naïve, or not previously treated, advanced and metastatic non-small cell lung cancer (“NSCLC”). Our programs are purposefully designed to avoid mechanistic risks that could perturb the balance of efficacy and safety that defines this new class of immunotherapy. However, the scientific research that forms the basis of our efforts to develop programs using ivonescimab-like technologies is ongoing and may not result in viable programs. There is limited clinical data available on product candidates utilizing the same mechanism of action as ivonescimab, especially in solid tumor indications, demonstrating whether they are safe or effective for long-term treatment in humans. The long-term safety and efficacy of these technologies and exposure profile of our programs compared to currently approved products is unknown. Additionally, there can be no assurance that our clinical trials, which are expected to cover a broader set of indications than in HARMONi-2, will demonstrate similar or comparable safety and efficacy results to HARMONi-2. We may ultimately discover that reproducing ivonescimab’s established pharmacology for its specific targets and indications and any programs resulting therefrom does not possess certain properties required for therapeutic effectiveness. We currently have only preclinical data regarding the ivonescimab-like properties of our programs and the same results may not be seen in humans. In addition, programs using ivonescimab-like technologies may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. This technology and any programs resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. Many product candidates that appeared highly promising in preclinical studies or in early-stage clinical trials have failed when advanced into, or further in, clinical development. In addition, the failure of companies that are developing products similar to us or targeting the same indications as we are to demonstrate safety and efficacy of their product candidates may be harmful to our business, financial condition, results of operations, and prospects.

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

Before obtaining regulatory and marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety, purity, potency, and efficacy of such product candidate in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we depend on the availability of non-human primates (“NHPs”) to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development. There has remained a global shortage of NHPs available for drug development. This could cause the cost of obtaining NHPs for our future preclinical studies to increase significantly and, if the shortage continues, could also result in delays to our development timelines.

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

We cannot be sure that the FDA or comparable foreign regulatory authorities will agree with our clinical development plan. We plan to design a Phase 1 clinical trial for CR-001 based on the clinical profile of ivonescimab. If the FDA or comparable foreign regulatory authorities require us to conduct additional trials or enroll additional patients, our development timelines may be delayed. We cannot be sure that submission of an IND or similar application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting, and training suitable clinical investigators; delays in obtaining required IRB approval or positive ethics committee opinions at each clinical trial site; delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s current Good Clinical Practice requirements (“GCPs”) or applicable regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to facilities operated by a contract manufacturing organization (“CMO”) and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and third parties being unwilling or unable to satisfy their contractual obligations to us.

We could also encounter delays if a clinical trial is suspended or terminated by it, by the IRBs or ethics committees of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board, if any, for such clinical trial or by the FDA or comparable foreign regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the programs, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates, if the results of these trials are not positive or are only moderately positive, or if there are safety concerns, our business and results of operations may be adversely affected and we may incur significant additional costs.

If we encounter difficulties enrolling patients in our future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our future clinical trials for a variety of reasons, including the competitive landscape for solid tumor indications and competition for establishing trial sites and clinical trial enrollment. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients in future trials for any of our programs will depend on many factors, including the size and nature of the targeted patient population, the severity of the disease or condition under investigation, the availability and efficacy of approved therapies for the disease or condition under investigation, patient eligibility criteria for the trial in question as defined in the protocol, perceived risks and benefits of the product candidate under study, clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available and investigational therapies, efforts to facilitate timely enrollment in clinical trials, referral practices of physicians, the ability to monitor patients adequately during and after treatment, proximity and availability of clinical trial sites for prospective patients, the continued enrollment of prospective patients by clinical trial sites, and the risk that patients enrolled in clinical trials will drop out of such trials before completion.

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

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of these data without the opportunity to fully and carefully evaluate complete data. As a result, the preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated or subsequently made subject to audit and verification procedures. As a result, any preliminary or topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments. Further, disclosure of such data by us could result in volatility in the price of our ordinary shares.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular product candidate, the approvability or commercialization of the particular product candidate and us in general. In addition, the information we choose to publicly disclose regarding a particular preclinical study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. As a result, you or others may have reached different conclusions based on such extensive information in comparison to our publicly disclosed conclusion regarding a particular preclinical study or clinical trial. If the preliminary, topline, or interim data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

Our future clinical trials or those of our future collaborators may reveal significant adverse events or undesirable side effects not seen in our preclinical studies and may result in a safety profile that could halt clinical development, inhibit regulatory approval or limit commercial potential or market acceptance of any of our product candidates.

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events, or unexpected characteristics. While we believe our preclinical studies conducted with respect to our programs have not shown any such characteristics to date, we have not yet initiated any clinical trials in humans. If significant adverse events or other side effects are observed in any of our future clinical trials, we may have difficulty recruiting patients to such trials, patients may drop out of the trials, or we may be required to abandon the trials or our development efforts of one or more programs altogether. For example, clinical experience in NSCLC with anti-VEGF inhibitors, such as bevacizumab, identified serious adverse events, including fatal pulmonary hemorrhage, that have limited the number of patients eligible for treatment. Other adverse events associated with bevacizumab include proteinuria and hypertension.

We, the FDA or other applicable regulatory authorities, or an IRB, may suspend any clinical trials of any program at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies and trials have later been found to cause side effects that prevented their further development. Other potential products have shown side effects in preclinical studies, which side effects do not present themselves in clinical trials in humans. Even if the side effects do not preclude the product candidate from obtaining or maintaining regulatory and marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Treatment-emergent adverse events could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with our product candidates may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our product candidates may not be normally encountered in the general patient population and by medical personnel. In addition, patients in our planned clinical trials may also be undergoing surgical, radiation or chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate, but may still impact the success of our clinical trials. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.

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

Even if regulatory approval is obtained for a product candidate resulting from one of our current or future programs, they may not gain market acceptance among physicians, healthcare professionals, patients, healthcare payors, or the medical community. We may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. There are several approved products and product candidates in later stages of development for the treatment of solid tumors, including pembrolizumab. In addition, Opdivo, a PD-1 inhibitor, and Yervoy®, a CTLA-4 inhibitor, in combination are approved by the FDA for treating various cancers, including metastatic melanoma, advanced renal cell carcinoma, and certain types of colorectal cancer. CR-001 utilizes a proprietary anti-PD-1/anti-VEGF bispecific antibody for its proposed method of action, and is designed to recapitulate the targeting, binding, cooperativity and pharmacokinetics of ivonescimab, an anti-PD-1/anti-VEGF bispecific antibody that demonstrated significantly improved PFS to market-leading pembrolizumab in a large third-party Phase 3 clinical trial. Although checkpoint inhibitors are highly effective in some patients, most patients with solid tumors fail to respond to these therapies. Furthermore, patients who do respond do not always achieve durable responses. Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt a biologic that uses cooperative binding qualities for our targeted indications, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any programs developed by us or our existing or future collaborators. Serious adverse events, including fatal pulmonary hemorrhage, observed in anti-VEGF inhibitors, such as bevacizumab, may adversely affect our ability to gain market acceptance. Market acceptance of our product candidates may be negatively impacted by potential poor performance of our competitors, including the occurrence of serious adverse events in such competitors’ clinical trials or failure by such competitors to obtain and maintain regulatory approval for their product candidates.

Sales of medical products also depend on the willingness of clinicians to prescribe the treatment. We cannot predict whether clinicians, clinicians’ organizations, hospitals, other healthcare providers, government agencies, or private insurers will determine that our product is safe, therapeutically effective, cost effective, or less burdensome as compared with competing treatments. If any of our product candidates are approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable. Market acceptance of our product candidates will depend on many factors, including factors that are not within our control.

Certain of our programs may compete with our other programs, which could negatively impact our business and reduce our future revenue.

We are developing product candidates for the same indication, solid tumors, and may in the future develop our programs for other oncology indications. Each such program targets a different mechanism of action. However, developing multiple programs for a single indication may negatively impact our business if the programs compete with each other. For example, if multiple programs are conducting clinical trials at the same time, they could compete for the enrollment of patients. In addition, if multiple product candidates are approved for the same indication, they may compete for market share, which could limit our future revenue.

We may conduct clinical trials for programs at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We may choose to conduct one or more of our future clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the study was not otherwise subject to an IND, the FDA will not accept the data as support for an application for regulatory approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the relevant jurisdiction. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Even if the FDA accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.

Further, conducting international clinical trials presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs that could restrict or limit our ability to conduct our clinical trials, the administrative burdens of conducting clinical trials under multiple sets of foreign regulations, foreign exchange fluctuations, diminished protection of intellectual property in some countries, as well as political and economic risks relevant to foreign countries.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive, and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including our lead program, CR-001, and other planned programs, CR-002 and CR-003, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication, or with respect to our product candidates regulated as biologics, that such candidates are safe, pure, and potent for their intended uses. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining regulatory and marketing approval. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical, or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe, pure, potent, or effective for its proposed indication(s); the results of clinical trials may not meet the level of statistical persuasiveness required by the FDA or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by patients in our clinical trials or by individuals using drugs similar to our product candidates; we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials; the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of a Biologics License Application (“BLA”) or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling, and/or the specifications of our product candidates; the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

In addition, the FDA and comparable foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations, or revise existing regulations, or take other actions, which may impact our clinical development plans or prevent or delay approval of our programs under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

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

In order to receive approval of its products by the FDA and comparable foreign regulatory authorities, we must show that we and our contract manufacturing partners are able to characterize, control, and manufacture our drug products safely and in accordance with regulatory requirements. This includes manufacturing the active ingredient, developing an acceptable formulation, manufacturing the drug product, performing tests to adequately characterize the formulated product, documenting a repeatable manufacturing process, and demonstrating that our drug products meet stability requirements. Meeting these chemistry, manufacturing, and control requirements is a complex task that requires specialized expertise. If we are not able to meet the chemistry, manufacturing, and control requirements, we may not be successful in getting our products approved.

In addition, as product candidates progress through clinical trials to regulatory approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize safety, efficacy, stability, purity, yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives and/or may lead to delays and additional costs. Additionally, any changes we may make to our product candidates may cause such candidates to perform differently than in prior clinical trials, or could negatively affect our ability to utilize or interpret our existing data. Such changes could delay initiation or completion of clinical trials, lead to negative trial results, require the conduct of bridging studies or clinical trials or the repetition of one or more studies or clinical trials, increase development costs, delay potential regulatory approval and jeopardize our ability to commercialize our product candidates or generate revenue.

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

We believe that any of our product candidates approved as biologics under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of uncertain marketplace and regulatory factors.

Even if we receive regulatory approval of our product candidates, we will be subject to extensive ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experiences unanticipated problems with our product candidates.

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions, or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training, and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. In addition, if the FDA or comparable foreign regulatory authorities approve our product candidates, our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export will be subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current Good Manufacturing Practices (“cGMPs”) and GCPs for any clinical trials that we conduct following approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs.

If we or a regulatory authority discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, or if we are unable to comply with applicable regulatory requirements, a regulatory authority may impose restrictions on that product, the manufacturing facility, or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials, refusals to approve pending applications, restrictions on the manufacturing process, warning or untitled letters, civil and criminal penalties, injunctions, product seizures, detentions or import bans, voluntary or mandatory publicity requirements, and imposition of restrictions on operations, including costly new manufacturing requirements. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay marketing authorization of any product candidates we develop. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to or from recipients in the public or private sector. We may engage third parties to sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

We may attempt to obtain accelerated approval of our product candidates. If we are unable to obtain accelerated approval, we may be required to conduct clinical trials beyond those that we contemplate, or the size and duration of our pivotal clinical trials could be greater than currently planned, which could increase the expense of obtaining, reduce the likelihood of obtaining, and/or delay the timing of obtaining necessary regulatory approvals. Even if we receive accelerated approval from the FDA or comparable foreign regulatory authorities, the FDA or comparable foreign regulatory authorities may require that we conduct confirmatory trials to verify clinical benefit. If such confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-approval requirements, the FDA may seek to withdraw any accelerated approval we have obtained.

We may seek accelerated approval for our product candidates. The FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease.

If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the drug’s predicted effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, the FDA may require, as appropriate, that any such confirmatory study be initiated or substantially underway prior to the submission of an application for accelerated approval. If such post-approval studies fail to confirm the drug’s clinical benefits relative to its risks, the FDA may withdraw its approval of the drug on an expedited basis.

If we choose to pursue accelerated approval, there can be no assurance that the FDA will agree that we have identified appropriate surrogate or intermediate endpoints. Similarly, there can be no assurance that after subsequent FDA feedback that we will continue to pursue accelerated approval or any other form of expedited development, review, or approval, even if we initially decide to do so. Furthermore, if we submit an application for accelerated approval, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. The FDA also could require us to conduct further studies or trials prior to considering our application or granting approval of any type.

Even if we receive accelerated approval of any of our product candidates from the FDA, we will be subject to rigorous post-approval requirements, including submission to the FDA of all promotional materials prior to their dissemination, and will likely be required by FDA to conduct a confirmatory study to verify the predicted clinical benefit. The FDA could withdraw accelerated approval for multiple reasons, including our failure to conduct any required post-approval study with due diligence, or the inability of such study to confirm the predicted clinical benefit. A failure to obtain accelerated approval or any other form of expedited review or approval for a product candidate could result in a longer time period prior to commercializing such product candidate, if ever, increase the cost of development of such product candidate, and harm our competitive position in the marketplace.

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

Disruptions at the FDA and other agencies or comparable foreign regulatory authorities may also slow the time necessary for the review and approval of applications for clinical trial or marketing authorization, which would adversely affect our business. For example, in previous years, including in 2018 and 2019 and 2025, the U.S. government shut down and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities, or otherwise affect our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

If a prolonged government shutdown occurs, if there is a significant change or reduction in agency personnel, or if funding shortages prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to Our Intellectual Property

We do not currently own any issued patents or pending patent applications. Therefore, our ability to obtain and protect our patent rights, and protect other proprietary rights, is uncertain, exposing us to the possible loss of competitive advantage.

Our success depends in large part on our ability to obtain and maintain patent protection for our platform technologies, programs, and their uses, as well as our ability to operate without infringing on or violating the proprietary rights of others. Our ability to protect our technologies from unauthorized making, using, selling, offering to sell, or importing by third parties is dependent on the extent to which we have rights under valid and enforceable patents that cover these activities. We rely upon a combination of future patents, trademarks, trade secret protection, confidentiality agreements, and the Paragon Option Agreements to protect the intellectual property related to our programs and technologies. We do not currently own any patents, but we expect to license certain patent rights from Paragon and, in the future, prosecute underlying intellectual property for some or all of the in-licensed or owned product candidates that we develop. Paragon has filed provisional patent applications and intends to file one or more additional provisional patent applications directed to antibodies that target PD-1 and VEGF, including applications covering composition of matter, pharmaceutical formulations, and methods of using such antibodies, including CR-001. In addition, Paragon intends to file one or more additional provisional patent applications directed to ADCs, including applications covering composition of matter, pharmaceutical formulations, and methods of using such antibodies, including CR-002 and CR-003. However, we may not be able to protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of patents, trade secrets, and other intellectual property. Filing, prosecuting, and defending patents on programs worldwide would be expensive and our intellectual property rights in some foreign jurisdictions can be less extensive than those in the United States; the reverse may also occur. As such, we may not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we apply for them. Our competitors may operate in countries where we do not have patent protection and can freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where we do have patent protection or pending patent applications.

Our intellectual property portfolio is at an early stage. We do not currently own any issued patents or pending patent applications. Our future optioned in-licensed or owned patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our programs or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products, or programs. Even if these patents are granted, they may be difficult to enforce. If we do not obtain patent coverage for the work we are conducting, or if we obtain such rights but they are invalidated or rendered unenforceable, we may be unable to exclude competitors from pursuing and marketing the same or similar product candidates. Other risks we face if we are not able to obtain and maintain patent coverage for our product candidates are the reduction in valuation of our product candidates, and ultimately of us as a company, by potential investors, and our inability to assert claims for infringement against third parties or counterclaim against such third parties or negotiate more advantageous settlement parameters Further, any issued patents that we may license or own covering our programs could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the United States Patent and Trademark Office (“USPTO”). Further, if we encounter our in our clinical trials or delays in obtaining regulatory approval, the period of time during which we could market our product candidates under patent protection would be reduced. Thus, the patents that we may own and license may not afford us any meaningful competitive advantage.

In addition to seeking patents for some of our technology and programs, we may also rely on trade secrets, including unpatented know-how, technology, and other proprietary information, to maintain our competitive position. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities, or third-party consultants and vendors that we engage to perform research, clinical trials, or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements and, if applicable, material transfer agreements, consulting agreements, or other similar agreements prior to beginning research or disclosing proprietary information with parties, such as collaborators, employees, consultants, outside scientific collaborators, and sponsored researchers and other advisors. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants under which they are obligated to maintain confidentiality and to assign their inventions to us. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors, and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or state actors and those affiliated with or controlled by state actors. In addition, while we undertake efforts to protect our trade secrets and other confidential information from disclosure, others may independently discover trade secrets and proprietary information, and in such cases, we may not be able to assert any trade secret rights against such party. Enforcing a claim that a party disclosed or misappropriated our trade secrets, or securing title to an employee- or consultant-developed invention if a dispute arises, is challenging and the outcome is unpredictable. In addition, courts outside of the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction. In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors, and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. Despite our efforts to protect our trade secrets, competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development, or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

Lastly, if our trademarks and trade names are not registered or adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

If we are unable to obtain or maintain necessary rights to our programs through acquisitions and in-licenses, our business may be materially harmed.

Because our development programs currently do and may in the future require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we identify as necessary for our programs. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on commercially reasonable terms or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we do obtain, our ability to commercialize any of our targeted therapeutics, if approved, would likely be delayed, or we may have to abandon development of the relevant program, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

While we plan to obtain the right to control prosecution, defense, maintenance, and enforcement of the patents relating to our programs, there may be times when the filing and prosecution activities for patents and patent applications relating to our programs are controlled by future licensors or collaboration partners. For example, Paragon currently has the right to file patent applications and control prosecution with respect to any inventions that may fall within the ADC Paragon Option Agreement for CR-002 and CR-003. If we, Paragon, or any of our future licensors or collaboration partners fail to prosecute, maintain, and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected, and we may not be able to prevent competitors from making, using, and selling competing products. In addition, even where we are granted the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our future licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution. For example, because we have not yet entered into a license agreement for CR-002 or CR-003, Paragon is currently responsible for the prosecution, defense, maintenance, and enforcement of patents related to such programs. Subsequent to entering into a license agreement with Paragon for each such program, we expect to control patent prosecution over such program following the trigger for transfer of prosecution control to us.

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

It is possible that we may be unable to obtain licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, including with respect to the use, field, or territory of the licensed intellectual property, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to redesign our technology, programs, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, manufacturing methods, programs, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

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

Although we do not currently own or in-license any patents or applications, if we obtain such patents and applications in the future, changes in either the patent laws or interpretation of patent laws in the United States, including patent reform legislation such as the Leahy-Smith Act could increase the uncertainties and costs surrounding the prosecution of our owned and in-licensed patent applications, if any, and the maintenance, enforcement, or defense of our owned and in-licensed issued patents, if any. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications, if any, and the enforcement or defense of our issued patents, if any, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Additionally, the USPTO and patent offices in other jurisdictions have often required that patent applications directed to pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Accordingly, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated. Thus, there is no assurance as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issued.

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

In addition, a European Unified Patent Court (“UPC”) entered into force on June 1, 2023. The UPC is a common patent court that hears patent infringement and revocation proceedings effective for EU Member States. The broad geographic reach of the UPC could enable third parties to seek revocation of any of our future European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the individual European Union member states in which the European patent is validated. Under the UPC, a successful revocation proceeding for a European Patent under the UPC would result in loss of patent protection in those European Union countries. Accordingly, a single proceeding under the UPC could result in the partial or complete loss of patent protection in numerous European Union countries. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects, and results of operations. Moreover, the controlling laws and regulations of the UPC will develop over time and we cannot predict what the outcomes of cases tried before the UPC will be. The case law of the UPC may adversely affect our ability to enforce or defend the validity of our European patents. Patent owners have the option to opt-out their European patents from the jurisdiction of the UPC, defaulting to pre-UPC enforcement mechanisms.

Although we do not currently own any European patents or applications, if we obtain such patents and applications in the future, any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce or defend the validity of any European patents we may obtain. We may decide to opt out from the UPC any future European patent applications that we may file and any patents we may obtain. If certain formalities and requirements are not met, however, such European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that future European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

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

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent, the patent’s prosecution history, and in some cases certain extrinsic evidence of the meaning of terms in a claim. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect. For example, we may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our future issued patents or our pending applications, if filed, or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering products or technology similar to ours. Any such patent application may have priority over our future patent applications or patents, if filed and issued, which could require us to obtain rights to issued patents covering such technologies.

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

Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

The granting of a PTE is not guaranteed and is subject to numerous requirements. We might not be granted an extension because of, for example, failure to apply within applicable periods, failure to apply prior to the expiration of relevant patents or otherwise failure to satisfy any of the numerous applicable requirements. In addition, to the extent we wish to pursue a PTE based on a patent that we in-license from a third party, we would need the cooperation of that third party. Moreover, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following our patent expiration by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. If this were to occur, it could have a material adverse effect on our ability to generate revenue.

Our technology licensed from various third parties in the future, including Paragon, may be subject to retained rights.

Our future licensors may retain certain rights under the relevant agreements with us, including the right to use or license the licensed technology outside of the scope of our license, use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse. In addition, while there are certain restrictions on Paragon’s ability to develop products that could be competitive with ours, these restrictions may not prevent the possible future license or development by Paragon of certain technology that could lead to product candidates competitive with ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

Risks Related to Our Reliance on Third Parties

We expect to rely on licensing arrangements with Paragon through the Paragon Option Agreements. If we are unable to maintain collaborations or licensing arrangements, or if our collaborations or licensing arrangements are not successful, our business could be negatively impacted.

We expect to rely on our current and future licensing arrangements with Paragon, including through the Paragon Option Agreements, for a substantial portion of our discovery capabilities, including for CR-001, CR-002, and CR-003, and in-licenses.

Collaborations or licensing arrangements that we enter into may not be successful, including in connection with the Paragon Option Agreements, and any success will depend heavily on the efforts and activities of such collaborators or licensors. If any of our current or future collaborators or licensors experiences delays in performance of, or fails to perform its obligations under their agreement with us, disagrees with our interpretation of the terms of such agreement, or terminates their agreement with us, our programs could be adversely affected. If we fail to comply with any of the obligations under our collaborations or license agreements, including payment terms and diligence terms, our collaborators or licensors may have the right to terminate such agreements, in which event we may lose intellectual property rights and may not be able to develop, manufacture, market, or sell the products covered by our agreements or may face other penalties under our agreements. Our collaborators and licensors may also fail to properly maintain or defend the intellectual property we have licensed from them, if required by our agreement with them, or even infringe upon, our intellectual property rights, leading to the potential invalidation of our intellectual property or subjecting us to litigation or arbitration, any of which would be time-consuming and expensive and could harm our ability to commercialize our product candidates. In addition, collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our programs and products if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

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

We may face significant competition in attracting appropriate collaborators, and more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we consider attractive. These companies may have a competitive advantage over us due to their size, financial resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration will depend upon, among other things, our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Collaborations are complex and time-consuming to negotiate, document, and execute. In addition, consolidation among large pharmaceutical and biotechnology companies has reduced the number of potential future collaborators. We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market.

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

In addition, we currently rely on foreign CROs and CMOs, including WuXi Biologics (Hong Kong) Limited (“WuXi”) for formulation and manufacturing of our stage 1 clinical trial materials, and will likely continue to rely on foreign CROs and CMOs in the future. In October 2025, both the U.S. House of Representatives and Senate passed their respective versions of the National Defense Authorization Act of 2026 (NDAA), and the Senate version includes an amendment often referred to as “BIOSECURE 2.0”. While BIOSECURE 2.0 has not yet been enacted and must still be reconciled in conference, the current text would establish federal government contracting, grant, and loan restrictions on companies that use biotechnology equipment or services from certain foreign providers. As currently proposed, BIOSECURE 2.0 would implement a process-based designation system through which biotechnology companies “of concern” would be identified based on whether such companies fall within statutorily defined categories, including entities identified on the Department of Defense’s Section 1260H list of “Chinese military companies” and other entities that are subject to the direction, control, or jurisdiction of a foreign adversary’s government which pose national security risks based on specified criteria. If BIOSECURE 2.0 becomes law or similar laws are passed, they may prohibit federal agencies from entering into procurement contracts with an entity that uses biotechnology equipment or services from a biotechnology company of concern. While WuXi is not currently listed as a biotechnology company of concern, an affiliate of WuXi was specifically named in a prior version of BIOSECURE 2.0. Foreign CMOs may be subject to U.S. legislation, including the proposed BIOSECURE Act, trade restrictions, and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, in April 2025, the United States government imposed significant tariffs on imports from China and other countries and may impose more restrictions on goods, including biologically derived substances, manufactured in or imported from China or impose other restrictions on companies’ ability to work with Chinese biotech companies. Certain of these tariffs have gone into effect. There remains substantial uncertainty regarding future tariff rates and the countries and products to which such tariffs would apply. To the extent these or future tariffs are applicable to the material we import from China and other countries, our financial condition could be adversely affected.

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

Moreover, our CMOs may experience manufacturing difficulties due to resource constraints, supply chain issues, or as a result of labor disputes or unstable political environments. If any CMOs on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition, and prospects could be materially and adversely affected. In addition, our CMOs are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and any of our CMOs may also face product seizure or detention or refusal to permit the import or export of products. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition, and increase our costs and expenses. Each of these risks could delay or prevent the completion of our preclinical studies and clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our product candidates

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

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

We are a preclinical stage biotechnology company with a limited operating history, and, as of November 3, 2025, we had 41 full-time employees. We have been and will continue to be highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable foreign regulatory authority, and may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we fail to comply with the regulatory requirements in international markets and receive applicable regulatory and marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. Moreover, even if we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting, and legal requirements and reduced protection of intellectual property rights in some foreign countries.

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

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, CMOs, suppliers, and vendors acting for or on our behalf may engage in misconduct or other improper activities. We have adopted a code of conduct regarding the ethical standards to which each director, officer and employee should adhere while acting on behalf of Crescent, but it is not always possible to identify and deter misconduct by third parties and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations.

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

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to it, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

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

We and third parties who we work with are or may become subject to numerous domestic and foreign laws, regulations, and standards relating to privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. We are or may become subject to the terms of contractual obligations related to privacy, data protection, and data security. Our obligations may also change or expand as our business grows. The actual or perceived failure by us or third parties related to us to comply with such laws, regulations, and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines, and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability, and otherwise cause a material adverse effect on our business, financial condition, and results of operations.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, especially in light of recent comments and executive orders made by the Trump Administration, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), tighter credit, fluctuating interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations, and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers. In 2025, the United States has announced reciprocal tariffs on a variety of countries and products, some of which have been implemented. There remains substantial uncertainty regarding future tariff rates and the countries and products to which such tariffs would apply. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified, or suspended. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine and in the Middle East and rising tensions with China have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. For example, trade policies and geopolitical disputes (including as a result of China-Taiwan relations) and other international conflicts can result in tariffs, sanctions, and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where we source our components or raw materials. In addition, tensions between the United States and China have led to a series of tariffs being imposed by the United States on imports from China mainland, as well as other business restrictions. Tariffs increase the costs of the components and raw materials we source. Countries may also adopt other measures, such as controls on imports or exports of goods, technology, or data, that could adversely impact our operations and supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

Our organizational documents are governed by Cayman Islands law, and certain provisions in our Articles of Association may discourage, delay, or prevent a merger, acquisition, or other change in control of the company that shareholders may consider favorable, including transactions in which our ordinary shareholders might otherwise receive a premium price for their ordinary shares. These provisions could also limit the price that investors might be willing to pay in the future for our ordinary shares, thereby depressing the market price of our ordinary shares. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by any shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors. Among other things, these provisions:
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None
(b) None
(c) During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f)) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report are set forth below.

Exhibit Number	Description	Form	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger and Reorganization, dated as of October 28, 2024, by and among GlycoMimetics, Inc., Gemini Merger Sub Corp., Gemini Merger Sub II, LLC, and Crescent Biopharma, Inc.	8-K	2.1	October 29, 2024
2.2†	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of February 14, 2025	8-K	10.1	February 14, 2025
2.3†	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated as of April 28, 2025, by and among GlycoMimetics, Inc., Gemini Merger Sub Corp., Gemini Merger Sub II, LLC, and Crescent Biopharma, Inc.	8-K	10.1	April 29, 2025
3.1	Memorandum and Articles of Association	8-K	3.4	June 18, 2025
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Shares	8-K	3.6	June 18, 2025
4.1	Form of Pre-funded Warrant	8-K	4.1	June 18, 2025
10.1#*	Crescent Biopharma, Inc. 2025 Employment Inducement Incentive Award Plan
10.2#	Crescent Biopharma, Inc. Executive Severance Plan and Form of Participation Agreement	8-K	10.1	July 31, 2025
10.3*†	Amendment No. 1 to the Biologics Master Services Agreement, entered into as of August 22, 2025, by and between WuXi Biologics (Hong Kong) Limited and Crescent Biopharma, Inc.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934

Exhibit Number	Description	Form	Exhibit	Filing Date

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.
†	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Biopharma, Inc.

Date: November 6, 2025	By:	/s/ Joshua Brumm
Joshua Brumm
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Richard Scalzo
Richard Scalzo
Chief Financial Officer
(Principal Financial Officer)