Form 10-K
period 2025-12-31
CRESCENT BIOPHARMA, INC.
filed 2026-02-26
CIK 1253689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-36177
________________________________
Crescent Biopharma, Inc.
(Exact name of registrant as specified in its charter)
________________________________

Cayman Islands	06-1686563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 Fifth Avenue
Waltham, MA	02451
(Address of Principal Executive Offices)	(Zip Code)
(617) 460-5595
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Ordinary Shares, $0.001 par value per share	CBIO	The Nasdaq Capital Market
Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)
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
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2025, was approximately $177.2 million based on the closing price of the Registrant’s ordinary shares on The Nasdaq Capital Market on such date.
The number of the Registrant’s Ordinary Shares outstanding as of February 23, 2026 was 27,556,767.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including, without limitation, statements regarding our future results of operations and financial position, business strategy, the length of time that we believe our existing cash resources will fund our operations, our market size, our potential growth opportunities, our preclinical and future clinical development activities, the efficacy and safety profile of our product candidates, the potential therapeutic benefits and economic value of our product candidates, the timing and results of preclinical studies and clinical trials, the expected impact of macroeconomic conditions, the timing of the Option Agreement Termination (as defined herein), and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include the initiation, execution and completion of clinical trials, uncertainties surrounding the timing of availability of data from our clinical trials, ongoing discussions with and actions by regulatory authorities, our development activities and those other factors we discuss in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should read these risk factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. The risk factors are not exhaustive and other sections of this report may include additional factors which could adversely impact our business and financial performance.
Drug development and commercialization involve a high degree of risk, and only a small number of research and development programs result in commercialization of a product. Preliminary and interim results from any trial and results in early-stage clinical trials may not be indicative of full results or results from later stage or larger scale clinical trials and do not ensure regulatory approval. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.
Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
As used in this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires, the terms “we,” “our,” “us,” and the “Company” refer to Crescent Biopharma, Inc. and its subsidiaries. All brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners.
SUMMARY OF THE MATERIAL RISK FACTORS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. The principal risks and uncertainties affecting our business include the following:
Risks Related to Our Financial Condition and Capital Requirements
•We are a clinical-stage biotechnology company with a limited operating history on which to assess our business; we have not completed any clinical trials, and have no products approved for commercial sale.
•We have historically incurred losses and we anticipate that we will continue to incur losses for the foreseeable future.
•We have never generated revenue from product sales and may never be profitable.

•We may not be able to raise the capital that we need to support our business plans.
•Raising additional capital may cause dilution to our shareholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
Risks Related to Clinical Development and Regulatory Approval
•Drug development and obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain.
•We are substantially dependent on the success of our lead program, CR-001, and our current and anticipated clinical trials of such program may not be successful.
•We may not be able to meet requirements for the chemistry, manufacturing, and control of our programs.
•We face competition from entities that have developed or may develop programs for the diseases addressed by product candidates developed by us.
•The United States Food and Drug Administration (“FDA”) and comparable foreign regulatory approval processes are lengthy and time consuming and we may not be able to obtain or may be delayed in obtaining regulatory approvals for our product candidates.
•Disruptions at the FDA and other government agencies could negatively affect the review of our regulatory submissions, which could negatively impact our business.
•Even if we obtain regulatory approval, we will be subject to ongoing regulatory obligations.
•We may fail to achieve our projected development goals in the time frames we announce and expect.
Risks Related to Our Intellectual Property
•We do not currently own any issued patents and our patent portfolio is in-licensed from Paragon Therapeutics, Inc, (“Paragon”) and Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd. (“Kelun”).
•Our ability to obtain and protect patent rights and protect other proprietary rights is uncertain.
•We may fail in obtaining or maintaining necessary rights to our programs.
•We may be subject to patent infringement claims or may need to file such claims.
•Our ability to protect our products may be impaired by changes to patent laws.
•Our patent protection could be reduced or eliminated for non-compliance with legal requirements.
•We may fail to identify or interpret relevant third-party patents.
•We may become subject to claims challenging the inventorship or ownership of our intellectual property.
•Patent terms may be inadequate to protect our competitive position of our programs.
•Our technology licensed from Paragon and Kelun and any technology licensed from other third-parties in the future may be subject to retained rights.
•We may be unable to protect the confidentiality of our trade secrets and other proprietary information.

•We may become subject to litigation under the Biologics Price Competition and Innovation Act of 2010 (“BPCIA”) in connection with patent rights for our product candidates.

Risks Related to Our Reliance on Third Parties
•We currently and in the future expect to rely on agreements with third parties to develop our product candidates. If we are unable to maintain our current or future collaborations or licensing arrangements, or if our current or future collaborations or licensing arrangements are not successful, our business could be negatively impacted.

Additionally, in some instances, our agreements with third parties may include certain indemnification provisions which, if triggered, may negatively impact our business.
•Third parties we rely on for the execution of nonclinical studies and clinical trials may fail to carry out their contractual duties.
•We may be unable to use third-party manufacturing sites, our third-party manufacturers may encounter difficulties in production, or we may need to switch or create third-party manufacturer redundancies.
Other Risk Factors - Risks Related to Employee Matters, Managing Growth, Other Risks Related to Our Business, and Owning Our Ordinary Shares
•Our business is dependent on key personnel and we will be harmed if we cannot recruit and retain highly qualified personnel to successfully implement our business strategy.
•In order to successfully implement our plans and strategies, we will need to grow the size of our organization and we may experience difficulties in managing this growth.
•Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.
•Significant disruptions of information technology systems or breaches of data security could adversely affect our business.
•Changes in and failures to comply with United States and foreign privacy and data protection laws, regulations, and standards may adversely affect our business, operations, and consolidated financial performance.
•We may become exposed to costly and damaging liability claims and our insurance may not cover all damages from such claims.
•Our business could be adversely affected by macroeconomic conditions, including tariffs.
•We do not anticipate paying any dividends in the foreseeable future.
•Future sales of shares by existing shareholders could cause our share price to decline.
•Future sales and issuances of equity and debt could result in additional dilution to our shareholders and could cause our share price to decline.

Part I
Item 1. Business
Corporate Information
We were incorporated under the laws of the State of Delaware in 2003. Our company, formerly known as GlycoMimetics, Inc., is a biotechnology company that is the result of a reverse recapitalization transaction with a private company named Crescent Biopharma, Inc. (“Pre-Merger Crescent”). Prior to the reverse recapitalization transaction, Pre-Merger Crescent was established and incorporated under the laws of the state of Delaware on September 19, 2024. On June 16, 2025, in connection with the reverse recapitalization transaction with Pre-Merger Crescent, we changed our jurisdiction of incorporation from the state of Delaware to the Cayman Islands pursuant to a plan of conversion.
Overview
We are a clinical-stage biotechnology company focused on delivering the next wave of transformative therapies to bring a brighter future for people living with cancer. We have a bold vision to build the next leading biotechnology oncology company. We are executing across two distinct strategies to build our portfolio to achieve this vision. First, we are developing CR-001, which we refer to as a PD-1 x VEGF bispecific antibody because it is designed to bind both the PD-1 immune checkpoint (“PD-1”) and Vascular Endothelial Growth Factor (“VEGF”), which has potential to replace pembrolizumab, marketed by Merck as Keytruda®, as the foundational immuno-oncology backbone; second, we are building a robust portfolio of potentially best-in-class antibody drug conjugates (“ADCs”). Importantly, as we execute on these two strategies, we intend to combine CR-001 and ADC therapies to create what we believe will be best-in-class synergistic combinations to transform care for multiple types of cancer. We initiated a global Phase 1/2 trial of CR-001 (the “ASCEND trial”) in February 2026 and we anticipate initiation of CR-002 and CR-003 monotherapy clinical trials in 2026 as well as the first ADC combination trial with CR-001.
Figure 1. Our vision is to create a world-leading oncology company developing products that can be used as monotherapies or in combination
Immune checkpoint inhibitors have revolutionized the treatment landscape for various solid tumors by reactivating the body’s immune system to target and destroy cancer cells. These inhibitors, which are antibodies against targets such as Cytotoxic T-lymphocyte-associated protein 4 (“CTLA-4”) and PD-1/Programmed Death-Ligand 1 (“PD-L1”), have shown unprecedented anti-tumor activity, and have become standard-of-care treatments for more than 40 malignancies, including melanoma, non-small cell lung cancer (“NSCLC”) and microsatellite instability-high tumors. These inhibitors have led to significant clinical outcomes, with notable improvements in survival rates and durable responses in patients who previously had limited treatment options. These products have also been successful commercially with worldwide annual sales estimated to be in excess of $50 billion, over half of which are driven by sales of Keytruda.

Although immune checkpoint inhibitors are highly effective in some indications, many patients with solid tumors fail to respond to these therapies. Furthermore, patients who do respond do not always achieve long-lasting benefit. There have been broad efforts by the pharmaceutical industry to identify immuno-oncology products able to address this unmet clinical need. Ivonescimab, a PD-1 x VEGF bispecific antibody in development by Akeso Biopharma and Summit Therapeutics Inc., is the first drug candidate to demonstrate significantly improved progression free survival (“PFS”) compared to Keytruda. In the HARMONi-2 trial, a randomized, double-blind, head-to-head Phase 3 clinical trial in naïve, or not previously treated, advanced and metastatic NSCLC, the median PFS with ivonescimab was 11.1 months compared to 5.8 months with Keytruda.
CR-001 (also referred to as SKB118) is a new molecular entity designed to incorporate the targeting, binding, cooperativity and pharmacokinetics of ivonescimab. Through its ability to bind both PD-1 and VEGF, CR-001 has been shown to have cooperative binding and increased activity of cytotoxic T cell activation. These effects are similar to that observed with ivonescimab in the presence of these ligands which are commonly found in many tumors. We believe the emerging data from the clinical development of ivonescimab supports the rationale for developing CR-001 in light of CR-001 and ivonescimab sharing the same mechanism of action. We do not have any clinical data regarding cancer patients that have been treated with CR-001 and there can be no assurance that the clinical trial of CR-001, which we have initiated and which covers a broader set of indications than in HARMONi-2, will have similar or comparable results.
We believe that CR-001 has the potential to deliver improved clinical efficacy and safety over Keytruda, which is the best-selling drug in the world and is approved for the treatment of numerous cancers. Following the precedents set by traditional PD-1 inhibitors, such as Keytruda and Opdivo®, we plan to seek regulatory approvals for CR-001 to treat multiple solid tumor indications utilizing monotherapies and combination treatment options. We initiated a Phase 1/2 trial of CR-001 in NSCLC and other solid tumors in the first quarter of 2026.
CR-002 is an ADC that delivers a topoisomerase toxin to cancer cells that express PD-L1, a cell surface protein that suppresses T-cell activation. PD-L1 expression is elevated in numerous solid tumors compared to normal tissues, making it an attractive ADC target. CR-002 is differentiated from other ADCs through multiple properties. First, a critical feature of CR-002 is that it is more efficiently internalized into cancer cells than comparable ADCs. Second, the chemical linkage to its toxin is designed to be stable until it is internalized. Third, the cytotoxic payload is a topoisomerase inhibitor that has been shown to have higher antitumor activity and increased tolerability when incorporated into other ADCs as compared to microtubule inhibitors. We believe that CR-002 has the potential to have improved anti-tumor activity and tolerability compared to other PD-L1 directed ADCs. We intend to initiate a Phase 1/2 trial of CR-002 in the second half of 2026.
We recently announced a partnership with Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd. (“Kelun”), a leading Chinese biotech company with commercially approved ADCs, to acquire exclusive rights to SKB105 (also referred to as CR-003), an integrin beta-6 (“ITGB6”)-directed ADC, outside of mainland China, Hong Kong, Macau, and Taiwan (collectively, “Greater China”). ITGB6 is overexpressed in many solid tumors and its high expression correlates with tumor size, vascular invasion, metastatic potential, disease recurrence and worse prognosis. We intend to develop SKB105 as CR-003, a product designation which previously referred to a preclinical ADC asset under the ADC Discovery and Option Agreement with Paragon Therapeutics, Inc. (“Paragon”). ITGB6 is a target with emerging clinical data generated by third party ADCs. We believe that CR-003 has the potential to deliver potent antitumor activity based on its improved potency and half-life in preclinical models. A Phase 1/2 trial of CR-003 is anticipated to be initiated in the first quarter of 2026 in China.
Combinations of immune checkpoint inhibitors and ADCs with a topoisomerase payload are a growing area of interest as third party results have demonstrated improvements in PFS. In the ASCENT-04 trial, sacituzumab govitecan, marketed as Trodelvy® by Gilead Sciences, in combination with pembrolizumab led to a statistically significant and clinically meaningful improvement in PFS versus chemotherapy plus pembrolizumab with durable responses, no new safety concerns and a lower rate of treatment discontinuation due to treatment-emergent adverse events (“TEAEs”) in patients with previously untreated, PD-L1–positive advanced triple negative breast cancer (“TNBC”).
The potential to combine CR-001 with ADCs is a key element of our partnership with Kelun. As part of our agreement, we granted Kelun exclusive rights to CR-001 in Greater China. With this partnership, we can mutually advance CR-001 and CR-003 globally. Both companies will have the ability to develop both of these molecules as monotherapies or in combination with other therapies, including ADCs. We anticipate that clinical results generated by Kelun evaluating CR-001 in combination with their full suite of ADCs will inform and accelerate the development of CR-001 in the rest of the world. This partnership enables parallel generation of clinical data for CR-001 in both Chinese and non-Chinese patient populations and may limit the need for bridging studies across different populations. We anticipate initiating the first CR-001 ADC combination trial in the second half of 2026.
We envision multiple opportunities to establish and maintain market leadership in oncology through careful selection of ADC products based on targets and payloads. We plan to continue to expand our product portfolio through a combination of internal development, our relationship with Paragon and external sources.

Our Pipeline
Our Strategy
We are focused on delivering the next wave of transformative therapies to bring a brighter future for people living with cancer. We have a bold vision to build the next leading biotechnology company. Our strategy is to:
•Obtain clinical proof-of-concept data with CR-001 in a Phase 1/2 trial. We initiated a global Phase 1/2 trial of CR-001 in up to eight solid tumor types in the first quarter of 2026 (the “ASCEND trial”). We believe that, because CR-001 incorporates the targeting, binding, cooperativity and pharmacokinetics of ivonescimab, early clinical data from ivonescimab can serve as important validation of potential effectiveness and tolerability of both ivonescimab and CR-001, thereby allowing us to move quickly into late-stage development with a level of speed and confidence that would not exist if CR-001 did not incorporate the PD-1 and VEGF binding affinity, potency, and cooperative pharmacology of ivonescimab.
•Develop CR-001 in multiple indications. We have identified a number of solid tumors in which PD-1 checkpoint inhibitors and VEGF inhibitors have demonstrated clinical activity. We intend to develop CR-001 in multiple solid tumors, prioritized based on existing clinical evidence for the potential of CR-001, the size of the market opportunity, and the feasibility to streamline the generation of data that we believe will be sufficient to obtain regulatory approval. Our initial focus will be in thoracic, gastrointestinal and gynecologic cancers.
•Advance our ADC programs into clinical development. We believe that CR-002 and CR-003 have the potential to provide therapeutic benefit both when used as monotherapies and in combination with CR-001. We anticipate initiating monotherapy clinical trials with CR-002 in the second half of 2026 and with CR-003, through our partnership with Kelun, in the first quarter of 2026.
•Develop CR-001 as a backbone therapy used in combination with ADCs. We believe that, similar to traditional PD-1 checkpoint inhibitors, CR-001 has the potential to elicit meaningful clinical activity both as monotherapy and in combination with other therapies. Our partnership with Kelun is designed to provide us with a competitive advantage by accelerating clinical evaluation of the potential of CR-001 in combination with a broad portfolio of ADCs.
•Expand our portfolio of product candidates. We will consider opportunities to expand our pipeline by obtaining access to best-in-class product candidates, including ADCs, that have potential activity against solid tumors both as monotherapy and in combination with CR-001.
Limitations of current immune checkpoint inhibitors
Immune checkpoint inhibitors have revolutionized the treatment of cancer, offering new hope to patients with previously limited options. These groundbreaking therapies work by reactivating the body’s own immune system to target and destroy cancer cells. Checkpoint inhibitors, such as CTLA-4 and PD-1/PD-L1 inhibitors, have demonstrated unprecedented anti-tumor activity, and have become standard treatments for various malignancies, including advanced metastatic melanoma, NSCLC, renal cell carcinoma, and microsatellite instability-high tumors. These inhibitors have led to significant clinical outcomes, with notable improvements in survival rates and durable responses in patients who previously had only limited treatment options.
The remarkable impact of immune checkpoint inhibitors on cancer treatment is reflected in their commercial success. For example, Yervoy®, a CTLA-4 inhibitor that was approved in 2011, achieved worldwide sales of $2.2 billion in 2024. Keytruda, a PD-1 inhibitor, has received 40 U.S. Food and Drug Administration (“FDA”) approvals and 30 European Commission approvals in a variety of different indications. Worldwide sales of Keytruda in 2025 were $31.7 billion. Despite the commercial dominance of Keytruda, at least six other PD-1/PD-L1 inhibitors have been approved by the FDA, including two that received initial approvals in 2024. Sales of this class of checkpoint inhibitors continue to grow year-over-year, with worldwide sales in 2025 reaching $59 billion.

ANTI-PD-(L)1 GLOBAL SALES
+59%
$37B
$44B
$50B
$59B
$21B
$25B
$29B
$32B
2022
2023
2024
2025
Keytruda®
Opdivo®
Imfinzi®
Tecentriq®
Libtayo®
Jemperli®

Figure 2. Global sales of PD-1/PD-L1 inhibitors
Despite these therapies’ remarkable success, only a portion of patients treated with checkpoint inhibitors obtain meaningful benefit. For example, treatment of patients with unresectable or metastatic melanoma with pembrolizumab resulted in a six percent complete response (“CR”) rate, and a 27 percent partial response (“PR”) rate. A meta-analysis of 91 clinical trials found that the objective response rate to checkpoint inhibitors was less than 20 percent.
Multiple approaches have been taken to improve this response rate, including the clinical testing of potential therapies against other immune checkpoint targets, and combination therapies. Emerging targets, such as LAG-3, TIM-3, and TIGIT, are being evaluated in preclinical studies and clinical trials, with the hope of providing additional options for patients with refractory or resistant cancers. However, none of these approaches has yet demonstrated clinical efficacy as a monotherapy that matches, or exceeds, the established success rates of PD-1/PD-L1 inhibitors. More promising results have been obtained when these agents are combined with PD-1/PD-L1 inhibitors. For example, Opdualag®, a fixed dose combination of relatlimab, a LAG-3 inhibitor, and nivolumab, was approved in 2022 for the treatment of unresectable or metastatic melanoma. The overall response rate with the combination drug in the RELATIVITY-047 trial was 43 percent versus 33 percent with nivolumab monotherapy. Combination with other agents thus offers new and potentially profound improvement in the ability of checkpoint inhibitors to meaningfully impact more patients and more tumor types.

The breakthrough potential of ivonescimab, a PD-1 x VEGF bispecific molecule
Ivonescimab, a cooperative PD-1 x VEGF bispecific molecule, has demonstrated promising clinical results that highlight its breakthrough potential in oncology. Ivonescimab was designed to synergistically combine the mechanisms of angiogenesis inhibition and immune checkpoint blockade in a single molecule by targeting both PD-1 and VEGF pathways. In the HARMONi-2 trial in NSCLC, ivonescimab demonstrated a statistically significant and clinically meaningful improvement in PFS compared to pembrolizumab.
HARMONi-2 is a randomized, double-blind Phase 3 trial across 55 hospitals in China sponsored by Akeso Biopharma to support regulatory approval in China comparing the efficacy of ivonescimab with pembrolizumab as first-line treatment with PD-L1 expressing locally advanced or metastatic NSCLC. 398 patients were randomly assigned to receive ivonescimab or pembrolizumab by intravenous infusion every three weeks. A planned interim analysis found that patients treated with ivonescimab had a statistically significant improvement in median PFS of 5.3 months compared to pembrolizumab, with p<0.0001. Ivonescimab-treated patients had a median PFS of 11.1 months, compared to 5.8 months with pembrolizumab. The median PFS of pembrolizumab in this trial is consistent with the 5.4 month PFS observed in the pembrolizumab monotherapy arm of the KEYNOTE-042 trial conducted in a similar patient population, providing additional support for observed improved potential of ivonescimab.

HARMONi-2 STUDY

	ivo	pembro
mPFS (mos)	11.14	5.82
PFS HR	0.51	
ORR (%)	50.0	38.5

Progression-free Survival (%)
100
90
80
70
60
50
40
30
20
10
9-mo: 56%
9-mo: 40%
ivonescimab
pembrolizumab
Median follow-up 8.67 mos
1
2
3
4
5
6
7
8
9
10
11
12
13
14
Months

Figure 3. Ivonescimab monotherapy led to an improvement in median progression-free survival (“mPFS”) over pembrolizumab as a first-line treatment in advanced and metastatic NSCLC

In addition to this improvement in PFS over pembrolizumab, two other observations from this trial highlight the potential of ivonescimab. First is that improved benefits were observed in patients where pembrolizumab has historically had modest efficacy. This includes patients with low levels of PD-L1 expression and in squamous cell tumors.
Figure 4. Ivonescimab provided improved PFS compared to pembrolizumab, including in patients with low levels of PD-L1 expression and in squamous cell cancers, both of which have historically been associated with poor response to pembrolizumab. The benefits of ivonescimab are represented by the hazard ratio, a statistical measure of the relative risk of disease progression in patients in separate groups. A hazard ratio of 0.54 means that ivonescimab-treated patients had a 46 percent lower chance of disease progression than those treated with pembrolizumab. PD-L1 expression was assessed by the Tumor Proportion Score, or TPS, which quantifies the percentage of viable tumor cells showing partial or complete membrane staining of PD-L1.
Second, treatment with ivonescimab was well-tolerated with the frequency and severity of immune-related adverse events comparable to those observed in the pembrolizumab arm. Clinical experience in NSCLC with anti-VEGF inhibitors, such as bevacizumab, identified serious adverse events, including fatal pulmonary hemorrhage, that have limited the number of patients eligible for treatment. Other adverse events associated with bevacizumab include proteinuria and hypertension. The majority of these VEGF-related adverse events were Grade 1 or Grade 2 in the data presented from the interim analysis of the HARMONi-2 trial. There were no adverse events greater than Grade 3. The frequency of Grade 3 events were 1 percent hemorrhage, 3 percent proteinuria, and 5 percent hypertension. There were no increases in treatment discontinuation or death associated with ivonescimab compared to pembrolizumab.
Our solution, CR-001
CR-001 is a bispecific antibody designed to build upon the transformative clinical efficacy observed with ivonescimab by incorporating its functional properties in a proprietary new molecule.
We initiated ASCEND, a global Phase 1/2 trial of CR-001, enrolling patients with solid tumors in the first quarter of 2026. We believe that, because CR-001 incorporates the targeting, binding, cooperativity and pharmacokinetics, early clinical data from ivonescimab can serve as important validation of potential effectiveness and tolerability of both CR-001 and ivonescimab, thereby allowing us to move quickly into late-stage development with a level of speed and confidence that would not exist if CR-001 did not incorporate the PD-1 and VEGF binding affinity, potency, and cooperative pharmacology of ivonescimab.
The rationale for targeting PD-1 and VEGF
Both PD-1 and VEGF are targets of approved drugs for multiple indications. However, the potential for combining the inhibition of both targets is not widely appreciated. Data from The Cancer Genome Atlas indicates that these targets are co-expressed in various human tumors.
VEGF is well-recognized for its angiogenesis-inducing activity, promoting the formation of new blood vessels to help tumors overcome oxygen deficits and nutrient starvation. However, it also has an important immunosuppressive role. VEGF can inhibit the maturation of key immune cells known as dendritic cells and promote the accumulation of another key population of immune cells, the myeloid-derived suppressor cells. Other reports indicate that blocking VEGF signaling may promote antitumor immune responses by inhibiting the accumulation of regulatory T cells. Because immunosuppressive microenvironments can also drive angiogenesis, VEGF plays a central role in driving further immunosuppression. A number of preclinical studies and clinical trials have explored the potential of inhibiting both PD-1 and VEGF.
The design of ivonescimab drives its clinical activity
The antitumor activity of ivonescimab observed in the HARMONi-2 trial was higher than expected for the combination treatments containing both an anti-PD-1 and anti-VEGF antibody in NSCLC. For example, in the Lung-MAP S1800A trial, the combination of ramucirumab, a VEGF receptor inhibitor, and pembrolizumab led to a modest median PFS of 4.5 months compared to 5.2 months reported for patients treated with standard of care. In the ImPower150 trial, the addition of atezolizumab, a PD-L1 inhibitor, to a combination of bevacizumab and chemotherapy, led to a modest increase in median PFS from 6.8 months to 8.3 months.
In vitro studies reported by scientists at Akeso Biopharma and Summit Therapeutics at the Society for Immunotherapy of Cancer conference in 2023 found that ivonescimab binding to both PD-1 and to VEGF was cooperative. Each molecule of ivonescimab is capable of binding to two PD-1 and two VEGF molecules. Due to inherent dimerization of VEGF, its binding to ivonescimab can lead to the formation of ivonescimab complexes, effectively increasing the local concentration of anti-PD-1 binding sites. Similarly, binding of ivonescimab to PD-1 on immune cells leads to a local increase in anti-VEGF binding sites. In summary, in the presence of VEGF, ivonescimab binding affinity to PD-1 was enhanced promoting increased PD-1/PD-L1 signaling blockade.

Tumor microenvironment (TME)
VEGF drives tumor angiogenesis
PD-L1 expression suppresses T cells
VEGF
PD-L1
PD-1
Tumor Cell
T-cell
ivonescimab
Ivonescimab
Daisy chaining

Figure 5. VEGF binding to ivonescimab leads to the formation of ivonescimab-VEGF complexes
The presence of both PD-1 and VEGF expressing immune cells in tumors leads to cooperative binding of ivonescimab resulting in increased binding to both targets, which is hypothesized to be the driver of increased clinical activity.
The design of CR-001
CR-001 is a new molecular entity that incorporates the targeting, binding, cooperativity, and pharmacokinetics of ivonescimab in order to maximize the likelihood of demonstrating superior efficacy compared to approved PD-1 and PD-L1 therapies. The VEGF binding domain is derived from bevacizumab, an FDA-approved anti-VEGF antibody. This domain was incorporated into CR-001 to match the VEGF binding affinity of ivonescimab, which contains the same domain. The PD-1 binding domain of CR-001 is a proprietary scFv sequence that incorporates the affinity of the PD-1 binding domain of ivonescimab while benefiting from increased stability engineered by Paragon. Paragon has filed composition of matter claims for the CR-001 sequence based in part on proprietary scFv engineering. On April 28, 2025, we entered into a License Agreement with Paragon (the “CR-001 License Agreement”) pursuant to which we have licensed from Paragon these and other intellectual property rights applicable to CR-001.
Figure 6. Structure of CR-001
CR-001 incorporates the pharmacokinetics of ivonescimab. Similar to ivonescimab, the IgG Fc domain of CR-001 was modified to reduce its ability to bind to FcγRIIIA, a receptor on natural killer (“NK”) cells that drives antibody dependent cellular cytotoxicity. The resulting reduction in antibody-dependent cellular cytotoxicity is designed to protect CR-001 from driving NK cell dependent destruction of T cells. The affinity of CR-001 for the FcRn receptor matches that of ivonescimab, helping to prolong its half-life in circulation. We have also incorporated proprietary engineering to stabilize the scFVs of CR-001, which we believe has the potential for developing subcutaneous dosing. Our composition of matter claims are based in part on this proprietary scFV engineering.
We believe that our decision to incorporate the functional properties of ivonescimab with a proprietary molecule provides us with an advantage over competitors that have designed product candidates with highly differentiated profiles. We believe that the development of CR-001 can directly benefit from clinical results generated with ivonescimab, potentially accelerating timelines and reducing the number of patients in late-stage trials compared to the challenges associated with highly differentiated competitor product candidates.
In vitro activity
The ability of VEGF to drive cooperative binding of CR-001 to PD-1 was investigated in cellular assays conducted by Paragon. CR-001 led to the concentration-dependent activation of the nuclear factor of activated T cell, gene by PD-1-expressing cells upon exposure to PD-L1 expressing cells. In the presence of exogenous VEGF, the potency of CR-001, as measured by PD-1/PD-L1 signaling inhibition, was increased by more than 10-fold (p = 0.001 by one-way Analysis of Variance), as reflected in the left graph below. Additionally, binding of CR-001 to PD-1+ cells was enhanced in the presence of exogenous VEGF (not statistically significant due to sample size), as reflected in the right graph below. The activity of CR-001 in this assay closely matched that of ivonescimab.

Figure 6. CR-001 led to cooperative binding to PD-1 in the presence of VEGF
A direct measure of CR-001 binding to PD-1 expressed on a Jurkat T cell line showed that the increased sensitivity to T cell activation upon VEGF addition was consistent with higher binding to PD-1. In the presence of VEGF, binding of CR-001 and ivonescimab to PD-1 were both greatly enhanced, directly demonstrating the cooperative binding nature of CR-001 and ivonescimab. CR-001 also showed potent anti-tumor activity in a xenograft mouse model, and was well-tolerated in non-human primates (“NHPs”) after a single intravenous dose with robust PD-1 receptor occupancy. The presence of VEGF creates daisy chains of drug molecules so that multiple drug molecules are bound to each PD-1 molecule, increasing signal amplitude.
Clinical potential for CR-001
Whereas, to date, the superiority of ivonescimab over pembrolizumab has been demonstrated only in treatment-naïve advanced and metastatic NSCLC, clinical experience with checkpoint inhibitors suggests that molecules that enhance checkpoint inhibition, such as ivonescimab and CR-001, may improve antitumor responses in other solid tumors. Ivonescimab has been or is currently being investigated in clinical trials in 16 indications and has been granted marketing approval by the China National Medical Products Administration (“NMPA”) of China for the treatment of EGFR mutated locally advanced or metastatic NSCLC patients who have progressed after EGFR TKI treatment and as monotherapy in first-line treatment of patients with advanced, PD-L1-positive (tumor proportion score ≥1%) NSCLC who do not harbor EGFR or ALK mutations.
Access to solid tumor indications and the lucrative market opportunities they present is a critical objective for our development of CR-001. We intend to prioritize the development of CR-001 in indications for which clinical evidence supports potential efficacy, for which there is an efficient path to market, we believe there are high unmet medical need, and favorable competitive intensity. We believe that there are over 40 indications where CR-001 could be first-in-class outside of China. This may include indications where ivonescimab has demonstrated clinical proof-of-concept for its mechanism of action and may also include indications in which ivonescimab has not been studied to date. We may also develop CR-001 in other indications where we believe that CR-001 may compete favorably with ivonescimab.
Figure 7. PD-1/PD-L1 checkpoint inhibitors and anti-VEGF antibodies have demonstrated antitumor activity across multiple solid tumors, both as a monotherapy and in combination.
Planned clinical development of CR-001
We initiated a global Phase 1/2 clinical trial of CR-001 in the first quarter of 2026. The ASCEND trial will enroll patients with up to eight types of solid tumors: hepatocellular carcinoma. biliary tract cancer, gastric cancer, colorectal cancer, endometrial carcinoma, cervical cancer, ovarian cancer, and NSCLC. The trial is expected to enroll up to 290 patients in dose-escalation, backfill and dose-optimization cohorts at centers across multiple regions, including the United States, Europe and Asia Pacific. The initial part of this trial will follow a traditional dose-escalation design in previously treated patients. The backfill portion of the trial will expand enrollment to include first-line patients. Our dose optimization cohorts will be focused on enrolling first-line patients to understand CR-001’s clinical profile in the landscape of other bispecifics, especially its efficacy and safety in treatment-naïve patients.

We believe that the similarity between CR-001 and ivonescimab will enable it to apply insights from the clinical development of ivonescimab to that of CR-001. Specifically, we believe this prior experience will help it to obtain early proof-of-concept data in the initial Phase 1/2 trial as well as to accelerate its development in later-stage trials.
Figure 8. Outline of the clinical development plan for CR-001. 1Hepatocellular carcinoma. biliary tract cancer, gastric cancer, colorectal cancer, endometrial carcinoma, cervical cancer, ovarian cancer, and NSCLC 2 Dose regimens for backfill cohorts will be determined by emerging data and doses deemed adequately tolerated per the safety review committee. Each dose level may have up to 8 different tumor-specific cohorts that can enroll up to 12 participants each for a maximum of approximately 150 participants in backfill. 3 Dose escalation is conducted according to 3+3 design. 4 Selected dose expansion tumor types may include tumor types from backfill or other solid tumor indications not previously evaluated, Abbreviations: DL = dose level; RP2D = recommended Phase 2 dose
We anticipate reporting proof-of-concept clinical data from the ASCEND trial in the first quarter of 2027, including initial safety, pharmacokinetic, pharmacodynamic and early anti-tumor activity from dose escalation and backfill cohorts in first-line and previously treated patients. Because CR-001 incorporates the cooperative pharmacology of ivonescimab, we believe that the data generated in this trial will be highly validating. Along with data we generate, we anticipate data generated by Kelun in clinical trials of CR-001 in Greater China to substantially contribute to our understanding of the clinical potential of CR-001. We believe positive data from early clinical trials using CR-001 will provide us with the opportunity to accelerate its development and efficiently move into registration-enabling studies of monotherapy and in combinations. This has the potential to put us in a strong position in a competitive field.
The importance of combination therapies that include ADCs in cancer
Cancer treatment often depends on the use of combination therapies. Traditionally, these have been combinations of cytotoxic drugs. However, new treatment modalities are transforming the treatment landscape resulting in combinations of biologics. Drug candidates such as ivonescimab and CR-001 not only have the potential to improve efficacy, but they can also do so with good tolerability. This provides the opportunity to combine these drug candidates with other antitumor drugs. Ivonescimab has already demonstrated in multiple clinical trials that it can be safely dosed in combination with other anticancer drugs to deliver meaningful antitumor activity.
A promising advancement in cancer therapy is the use of ADCs, which are designed to combine the targeting capabilities of antibodies with the cell-killing power of cytotoxic drugs. By specifically targeting cancer cells and delivering the cytotoxic agent directly to them, ADCs can minimize damage to healthy cells and reduce side effects. An emerging therapeutic approach combines the use of ADCs and checkpoint inhibitors. Examples of synergistic activity between these two classes of biologics have been reported in cancers such as NSCLC and urogenital cancers. In December 2023, the FDA approved the combination of enfortumab vedotin, a nectin-4 directed ADC, and pembrolizumab for patients with locally advanced or metastatic urothelial cancer.
We intend to develop CR-001 in combination with CR-002 and CR-003, our internal ADC product candidates. We anticipate the first ADC combination trial with CR-001 to begin in the second half of 2026.

Limitations of current ADCs
ADCs are anticancer agents that selectively attack cancer cells while leaving normal cells unharmed. The ADC market is rapidly expanding with 2025 sales of close to $13 billion and a projected market of over $41 billion by 2035. There have been at least 21 ADCs approved worldwide, including two approved by the FDA in 2025.
ADCs have three components that drive their safety and efficacy.
1.The Antibody. The ability of an ADC to target tumor cells is dependent on the identification of an antibody that can selectively bind to tumor cells. These antibodies typically bind to antigens that are overexpressed on the surface of tumor cells compared to normal cells. Examples include HER2 in breast cancer, EGFR in head and neck cancers, nectin-4 in urothelial cancer and TROP2 in various tumors.
2.The Payload. The cell killing activity of ADCs is driven by a cytotoxic molecule that is covalently attached to the antibody, often also referred to as the payload. These molecules are typically inhibitors that block critical cell processes such as DNA replication. Coupling them to antibodies enables the delivery of higher concentrations of these toxins to tumors than can be achieved otherwise as the unconjugated cytotoxic molecules are toxic to healthy cells.
3.The Linker. Critical for an ADC to have the desired safety and efficacy is the ability of the payload to remain attached to the antibody until it is delivered to the tumor whereupon it must be released. One of the most effective ways to ensure that the payload is not released prematurely is to use a linker that is cleaved only after the ADC has been localized into the tumor.
Historically, ADCs had limited efficacy due to systemic toxicities. Recently approved ADCs have addressed some of the limitations of early generations of these drugs through improvements in all three ADC components. More stable linkers have led to reduced systemic toxicities while at the same time multivalent linkers have increased the number of payload molecules that can be delivered by a single antibody. Antibodies that can target a wider range of tumors have been identified and payloads that lead to more efficient cell killing have been incorporated into ADCs.
Examples of the impact that switching the cytotoxic payload can have on clinical efficacy include HER2 directed ADCs Enhertu® versus Kadcyla® and TROP2 directed ADCs Dato-DXd versus PF-06664178. ADCs directed at each of these targets have higher overall response rates (“ORR”) when a topoisomerase inhibitor is the cytotoxic payload compared to a microtubule inhibitor payload. Furthermore, ADCs that deliver a topoisomerase inhibitor have been associated with lower rates of peripheral neuropathy (“PN”), an adverse event that can drive dose reductions and discontinuations.
Figure 9. ADCs that have topoisomerase inhibitor payloads have higher efficacy and improve tolerability than those containing microtubule inhibitor payloads. Notes: Caution should be exercised when analyzing cross-trial comparisons due to differences in subject characteristics, trial designs and other factors. Abbreviations: GEJ: Gastroesophageal junction. A. Approved. R: In registration . PN rates are weighted averages by number of patients across indications / trials and include PN, PSN. PMN, and PSMN when separately measured. Disitamab vedotin is approved in China and is in Phase 3 development globally.
Data presented at the 2025 European Society for Medical Oncology (“ESMO”) conference showed that sacituzumab tirumotecan (“Sac-TMT”), a TROP2-directed ADC with a topoisomerase payload, significantly improved PFS in patients with EGFR-mutated NSCLC compared to platinum-based standard of care. To the best of our knowledge, this is the first randomized phase 3 study with a TROP2-directed ADC that showed meaningful improvements over standard of care in this population.
Evidence for the potential of combination therapy of an ADC with a topoisomerase payload and an immune checkpoint inhibitor was presented at the 2025 American Society of Clinical Oncology (“ASCO”) conference. Sacituzumab govitecan, a TROP2-directed ADC marketed as Trodelvy by Gilead, plus pembrolizumab resulted in a median PFS of 11.2 months versus 7.8 months when pembrolizumab was given in combination with chemotherapy. These data highlight the potential of topoisomerase ADCs to synergize with checkpoint inhibitors and deliver best-in-class outcomes for patients.
Figure 10. Topoisomerase ADCs led to significant improvements in PFS compared to chemotherapy.
In addition to increasing efficacy, topoisomerase ADCs also reduced the frequency of TEAEs that led to treatment discontinuations or death compared to standard of care chemotherapy.
Figure 11. Topoisomerase ADCs were associated with lower frequencies of TEAEs leading to discontinuation or death
CR-002, a PD-L1 directed ADC
We are developing CR-002, a PD-L1-directed ADC with a topoisomerase payload for the treatment of PD-L1 expressing tumors. PD-L1 is a surface protein that is overexpressed by over 35 percent of certain types of cancer, such as melanoma, hepatocellular carcinoma, colorectal cancer, and NSCLC. Binding of PD-L1 to its receptor, PD-1, on immune T cells leads to suppression of cytotoxic CD8+ T cells, preventing immune attack of the tumor. While inhibitors that interfere with the binding of PD-L1 to PD-1 have resulted in remarkable clinical efficacy across multiple cancer types, their efficacy, even in tumors with high immunogenicity, is limited to approximately 20 percent to 30 percent of patients. Rather than inhibiting the interaction of PD-L1 with PD-1, CR-002 is designed to directly kill tumor cells that express PD-L1.
CR-002 builds on clinical validation from PD-L1 directed ADC molecules from Henlius and Pfizer while differentiating via choice of antibody, linker, payload, and ability to combine with other therapies.
Figure 12. Design of CR-002
CR-002 was designed with a DXd topoisomerase inhibitor as the payload which we believe will impart high antitumor activity while minimizing the frequency of serious TEAEs. By contrast, SGN-PDL1V, a PD-L1 directed ADC in development by Pfizer, has a microtubule inhibitor as its payload.
The linker used to attach the payload to the antibody in CR-002 is a peptide referred to as GGFG which was selected based on its stability in circulation. Release of the payload from ADCs created using this linker requires internalization of the ADC into lysosomes. This linker was also used to create Enhertu, a HER2 directed ADC approved in over 70 countries.
CR-002 was created using a proprietary anti-PD-L1 antibody. This antibody was specifically selected based on its superior ability to be internalized. CR-002 was more potent in an in vitro cytotoxicity assay than ADCs containing the same DXd payload created from other anti-PD-L1 antibodies. A non-intuitive finding was that cytotoxicity was inversely correlated with PD-L1 binding potency.
Figure 13. CR-003 demonstrated more potent cell toxicity than DXd ADCs created using antibodies with higher affinities for PD-L1
A single dose of CR-002 at 1 mg/kg led to complete responses in eight of eight mice evaluated in a Karpas-299 Non-Hodgkins Leukemia (“NHL”) model. CR-002 performed favorably in this model compared with benchmark antibodies incorporated into ADCs with identical DXd payloads.
Figure 14. CR-002 performed favorably versus opoucolimab-DXd (antibody in Henlius' PD-L 1 ADC HLX43), SG-559-01-DXd (antibody in Pfizer's PD-L 1 ADC SGN-PDL 1V), and BMS-936559-DXd (PD-L1 antibody)
Clinical development plans for CR-002
We plan to submit an Investigational New Drug application (“IND”) to the FDA for CD-002 in mid-2026 and initiate a Phase 1/2 trial in the second half of 2026.

CR-003, an ITGB6 directed ADC
CR-003, also known as SKB105, is an ADC that is designed to deliver a topoisomerase inhibitor payload to tumors expressing ITGB6. We have obtained an exclusive license outside of Greater China to develop CR-003. In January 2026, Kelun received IND approval to initiate a Phase 1/2 trial for SKB105 from the Center for Drug Evaluation of the National Medical Products Administration of China with initial data expected in the first quarter of 2027, followed quickly by the initiation of a CR-001 and CR-003 combination trial in early 2027 with first data expected by year-end 2027.
ITGB6 is an attractive target for ADCs
ITGB6 is a member of the integrin family of integral membrane proteins that anchor cells and respond to the extracellular matrix. Integrins mediate cell-to-cell and cell-to-matrix communication. ITGB6, which encodes a component of the adhesion receptor alpha-v/beta-6, is overexpressed in numerous solid tumors. ITGB6 is highly expressed in a broad range of tumors including lung, head and neck, pancreatic, breast and cervical cancers, among others. Expression of ITGB6 is a negative prognostic indicator associated with reduced survival in multiple tumors. ITGB6 expression can also promote metastasis through stimulation of epithelial to mesenchymal transition. ITGB6 expressed at low levels in healthy epithelial cells compared to high expression in numerous solid tumors, which makes it an attractive ADC target.
Our solution, CR-003
CR-003 was created by Kelun using a proprietary Fc silenced fully human antibody to a specific epitope on ITGB6. A topoisomerase inhibitor payload is coupled to the antibody using a clinically validated peptide linker. CR-003 has been shown to be well-tolerated in NHPs.
Figure 15. Structural model of CR-003
Preclinical studies showed that the CR-003 antibody demonstrated superior cell internalization in low antigen density cancer cell lines compared to the anti-ITGB6 antibody utilized in the Seagen ADC SGN-B6A. SGN-B6A is now in development as sigvotatug vedotin by Pfizer. Compared to SGN-B6A, the enhanced internalization by the CR-003 antibody may potentially enhance cell-killing activity of cells expressing lower levels of ITGB6.
Figure 16. The antibody used to create CR-003 was more rapidly internalized in cells expressing low levels of ITGB6 than the SGN-B6A antibody
CR-003 led to potent in vivo antitumor activity in two cell-line derived (“CDX”) tumor models. In both the NCIH358 NSCLC model and the CFPAC-1 pancreatic model, a single dose of CR-003 led to tumor shrinkage. By contrast, treatment with SGN-B6A led at best to a delay in tumor growth.
Figure 17. CR-003 demonstrated superior antitumor responses in multiple CDX models compared to SGN-B6a
Additionally, CR-003 demonstrated a superior PK profile versus SGN-B6A. The superimposable PK profiles of the CR-003 ADC and total antibody curves demonstrate high stability in circulation and suggest that there are low levels of free payload in circulation, creating an opportunity for a differentiated safety profile. As expected based on its linker and payload, the SGN-B6A PK profile demonstrates instability in circulation indicative of payload release. The higher exposure of CR-003 as measured by the area under the curve (“AUC”) creates an opportunity for enhanced efficacy, which could be a compelling advantage in the clinical setting.

Figure 18. CR-003 had enhanced stability and superior half-life compared to SGN-B6A in mice
Clinical development plans for CR-003
Our partnership with Kelun was designed to accelerate clinical development of both CR-001 and CR-003. Kelun received IND approval to initiate a Phase 1/2 trial for SKB105 from the Center for Drug Evaluation of the National Medical Products Administration of China with initial data expected in the first quarter of 2027, followed quickly by the initiation of a CR-001 and CR-003 combination trial in early 2027 with first data expected by year-end 2027.
Clinical and market potential of our product candidates
Our vision is to transform cancer treatment by advancing a portfolio of best-in-class drug candidates through clinical development. To this end, we are actively evaluating candidates in our CR-004 program to further expand our pipeline.
We anticipate the initiation of four clinical trials of our product candidates in 2026 including the first trial of CR-001 in combination with an ADC.
Figure 19. Multiple clinical trial initiations in 2026 and data readouts in 2027 are anticipated

Our candidates were chosen based on their potential to each treat a broad spectrum of tumors, both as monotherapies and in combinations. We intend to continue to expand our pipeline with promising product candidates that have the potential to work in synergy with our existing candidates as well as to address areas in which there is high unmet need.
Figure 20. Our product candidates are positioned to address $B market opportunities in a broad range of tumors with high unmet need
Paragon Collaboration
Pre-Merger Crescent was launched to research and develop antibody and ADC candidates licensed from Paragon, an antibody discovery engine founded by Fairmount Funds Management LLC (“Fairmount”), and led by industry veterans with extensive experience in drug discovery. Pre-Merger Crescent entered into the Antibody Discovery and Option Agreement, dated September 19, 2024 (the “Antibody Paragon Option Agreement”), and the Amended and Restated ADC Discovery and Option Agreement, dated April 28, 2025 (the “ADC Paragon Option Agreement” and together with the Antibody Paragon Option Agreement, the “Paragon Option Agreements”), each by and among Pre-Merger Crescent, Paragon Therapeutics, Inc. (“Paragon”) and Parascent Holding LLC (“Parascent”), pursuant to which Paragon agreed to perform certain research activities to discover, generate, identify, and characterize antibody or ADC candidates, as applicable, directed to the selected targets PD-1 and VEGF for CR-001, an undisclosed target for CR-002, and three undisclosed targets for the product candidate formerly referred to as CR-003 (“Former CR-003”). On February 24, 2026, we provided notice to Paragon of our intention to terminate the ADC Paragon Option Agreement and we expect that the agreement will terminate on or about March 26, 2026 (the “Option Agreement Termination”). Pursuant to the Paragon Option Agreements, we have licensed intellectual property rights with respect to CR-001 and CR-002 and have held an option to acquire intellectual property rights with respect to Former CR-003 from Paragon. Following the exercise of the options under the Paragon Option Agreements and execution of the respective license agreements, we have exclusive worldwide development and commercialization rights to our programs. Pre-Merger Crescent exercised the option with respect to CR-001 in March 2025 and entered into the related license agreement in April 2025 pursuant to the Antibody Paragon Option Agreement. We exercised the option with respect to CR-002 in September 2025 and entered into the related license agreement in November 2025 pursuant to the ADC Paragon Option Agreement. We will no longer license intellectual property rights with respect to CR-003 following the Option Agreement Termination. See the sections titled “—CR-001 License Agreement” and “—CR-002 License Agreement” below. Our option to acquire the intellectual property rights to Former CR-003 under the ADC Paragon Option Agreement will terminate in connection with the Option Agreement Termination and we will no longer seek to license intellectual property rights with respect to Former CR-003.
Paragon Option Agreements
We are party to the Paragon Option Agreements with Paragon and Parascent. At the time of entry into the Paragon Option Agreements, Paragon and Parascent each beneficially owned more than 5% of a class of Pre-Merger Crescent’s voting securities through their respective holdings of Pre-Merger Crescent common stock, although neither own more than 5% of our common stock currently. Fairmount beneficially owns more than 5% of a class of our voting securities, two of our directors are or were recently affiliated with Fairmount (Peter Harwin and Jonathan Violin) and Fairmount beneficially owns more than 5% of Paragon. Fairmount appointed Paragon’s board of directors and has the contractual right to approve the appointment of any executive officers of Paragon. Parascent is an entity formed by Paragon as a vehicle to hold equity in Crescent in order to share profits with certain employees of Paragon and will not perform any substantive role under the Paragon Option Agreements other than to receive warrants granted to Parascent under the Paragon Option Agreements.
On September 19, 2024, Pre-Merger Crescent entered into the Antibody Paragon Option Agreement with Paragon and Parascent. On October 28, 2024, Pre-Merger Crescent entered into the ADC Paragon Option Agreement with Paragon and Parascent, which was subsequently amended and restated on April 28, 2025. Under the terms of the Paragon Option Agreements, Paragon agreed to perform certain research activities to discover, generate, identify, and characterize one or more antibody candidates, in the case of the Antibody Paragon Option Agreement, directed to certain mutually agreed therapeutic targets of interest to us (each, a “Research Program”). The Antibody Paragon Option Agreement includes two selected targets for CR-001: PD-1 and VEGF.
The Antibody Paragon Option Agreement requires us, Paragon, and Parascent to develop a research plan for each target that includes design, modeling, synthesis, evaluation, and other mutually agreed activities (each, a “Research Plan”), which activities primarily include performing preclinical studies. Paragon will perform the activities set forth in each Research Plan on the timelines set forth in such Research Plan and in compliance with a mutually agreed budget. Each Research Program will be overseen and coordinated by a joint development committee consisting of two employees from us and two employees from Paragon, with us and Paragon each having one vote with respect to decisions of the committee. When Paragon and Parascent have produced an antibody against a selected target, and upon the completion of each Research Program, Paragon and Parascent will deliver to us a data package that includes sequence information for all then-existing antibodies and information directed to such target. We, Paragon, and Parascent have developed a Research Plan for CR-001 and CR-002 consistent with the foregoing, and Paragon and Parascent have delivered an antibody against PD-1 and VEGF in accordance with such Research Plan.
Under the Paragon Option Agreements, we have an “Option”, on a Research Program-by-Research Program basis, to enter into a separate agreement with Paragon consistent with a set of pre-negotiated terms (a “License Agreement”). Each License Agreement will include (a) an exclusive, worldwide license to all of Paragon’s right, title, and interest in and to the intellectual property resulting from the applicable Research Program to develop, manufacture, and commercialize the monospecific antibodies or ADCs, as applicable, and products directed to the selected target(s), and (b) an exclusive (in the case of the Antibody Paragon Option Agreement) worldwide license to all of Paragon’s right, title, and interest in and to the intellectual property resulting from the applicable Research Program to develop, manufacture, and commercialize multispecific antibodies, as applicable, and products directed to the selected target(s). The Option with respect to the Antibody Paragon Option Agreement is exercisable at our sole discretion at any time during the period beginning on the initiation of activities under the associated Research Program and ending a specified number of days following the delivery of the data package from Paragon related to the results of the Research Program (an “Option Period”). There is no payment due upon exercise of an Option pursuant to the Paragon Option Agreements. Activities under a Research Plan may continue past the exercise of an Option or entry into a License Agreement. Pre-Merger Crescent exercised the Option with respect to CR-001 in March 2025 and entered into the related License Agreement in April 2025 pursuant to the Antibody Paragon Option Agreement. We exercised the option with respect to CR-002 in September 2025 and entered into the related license agreement in November 2025 pursuant to the ADC Paragon Option Agreement. See the sections titled “—CR-001 License Agreement” and “—CR-002 License Agreement” below.
Upon exercise of an Option with respect to a Research Program, the parties are obligated to use reasonable efforts to finalize and execute a License Agreement within 30 days. Under the terms of a License Agreement, we expect that we will have sole authority over and control of the development, regulatory approval, manufacturing and commercialization of such in-licensed intellectual property worldwide. In addition, we expect to have sole authority over and control of the application for and issuance of all regulatory approvals related to such in-licensed intellectual property. Prior to entry into a License Agreement, Paragon is responsible for the prosecution, defense, maintenance and enforcement of patents related to the Research Program. Following entry into a License Agreement, we expect to control prosecution, defense, maintenance and enforcement of patents in-licensed under such License Agreement. However, there is no assurance that we will successfully negotiate future License Agreements with Paragon or that the terms will not differ from those described in this Annual Report on Form 10-K.
Unless terminated earlier, the Antibody Paragon Option Agreement shall continue in force on a Research Program-by-Research Program basis until the later of: (i) the end of the Option Period for such Research Program, as applicable, if such Option is not exercised by us; (ii) if we exercise our Option with respect to a Research Program, but the parties are unable to finalize and execute a License Agreement within 30 days, the expiration of such 30-day period (subject to any mutually agreed extension of such period); and (iii) the expiration of the applicable Research Term (as defined under the Antibody Paragon Option Agreement). We may terminate the Antibody Paragon Option Agreement or any Research Program at any time for any or no reason upon 30 days’ prior written notice to Paragon; provided, that we must pay certain unpaid fees due to Paragon upon such termination, as well as any non-cancellable obligations reasonably incurred by Paragon in connection with its activities under any terminated Research Program. Paragon may terminate the Antibody Paragon Option Agreement or any Research Program immediately upon written notice to us if, as a result of any action or failure to act by us or our affiliates, such Research Program or all material activities under the applicable Research Plan are suspended, discontinued or otherwise delayed for a certain consecutive number of months. Each party has the right to terminate the Antibody Paragon Option Agreement or any Research Program upon (i) 30 days’ prior written notice of the other party’s material breach that remains uncured for the 30-day period and (ii) the other party’s bankruptcy.
Upon signing of the Antibody Paragon Option Agreement, Pre-Merger Crescent was required to reimburse Paragon $1.5 million for upfront research and development costs related to CR-001 and other general and administrative costs incurred by Paragon prior to September 19, 2024. Contemporaneously, Pre-Merger Crescent also issued an aggregate of 5,000,000 shares of Pre-Merger Crescent common stock to Paragon for aggregate non-cash upfront consideration of Paragon’s entry into the Antibody Paragon Option Agreement, valued at $0.20 per share, for a total of $1.0 million. Paragon subsequently contributed 2,500,000 of such shares to Parascent. The $1.5 million of research and development costs related to CR-001 reflects the actual historical direct costs incurred by Paragon as well as a 20% mark-up on the direct costs to approximate the indirect costs incurred by Paragon from the inception of the CR-001 program to the entry into the Antibody Paragon Option Agreement. All of the costs reflected in the upfront amount were incurred by Paragon between January 1, 2024 and the parties’ entry into the Paragon Option Agreement. Such direct costs were related to development activities. Of these upfront development costs related to CR-001 incurred by Paragon prior to September 19, 2024, a total of $1.5 million was recognized as research and development expense and less than $0.1 million was recognized as general and administrative expense during the period from September 19, 2024 (inception) to December 31, 2024. Pre-Merger Crescent paid $1.5 million to Paragon in November 2024. The non-cash upfront consideration was recorded as research and development expense in Pre-Merger Crescent’s consolidated statement of operations and comprehensive loss during the period from September 19, 2024 (inception) to December 31, 2024 as related IP license fees associated with entering into the Option Agreement. We are also required to pay Paragon for certain development fees and costs on a Research Program-by-Research Program basis. Paragon had no investments, intangibles, debt, or other assets or liabilities related to the CR-001 program aside from standard operating liabilities that were included in the upfront amount paid by Crescent to Paragon. Paragon’s cash flows related to the CR-001 program were operating cash flows and this categorization is consistent with the presentation of research and development expense-related cash flows, as presented on our consolidated statement of cash flows.
We are also required to pay Paragon for certain development fees and costs on a Research Program-by-Research Program basis. Under the Paragon Option Agreements, Pre-Merger Crescent was required to pay Paragon a one-time, non-refundable research initiation fee within 30 days following finalization of a Research Plan in the amount of $1.3 million for CR-001, $2.5 million for CR-002, and $2.5 million for Former CR-003, which amounts were paid by Pre-Merger Crescent in December 2024 for each of CR-001 and CR-002. On a Research Program-by-Research Program basis, we are required to make one-time non-refundable milestone payments to Paragon of up to a total of $22.0 million for CR-001 and $46.0 million for CR-002 upon the achievement of certain clinical development and regulatory milestones. Pre-Merger Crescent paid a $1.5 million milestone payment to Paragon in connection with the achievement of a development candidate for CR-001, which was expensed as development costs for the fiscal year ended December 31, 2024 and paid in January 2025.
Upon exercise of the Option with respect to a Research Program, the parties are obligated to use reasonable efforts to finalize and execute a License Agreement within 30 days. Any License Agreement entered into with respect to a given Research Program shall contain the same milestone payment obligations as the applicable Paragon Option Agreement, provided that any milestone set in such Paragon Option Agreement that has not yet been achieved and is duplicated in such License Agreement shall no longer be achievable and payable under the terms of such Paragon Option Agreement and shall only be achievable under the terms of the License Agreement. For the avoidance of doubt, if a milestone is achieved and paid by us pursuant to a Paragon Option Agreement for a certain Research Program, then there shall be no milestone payment due for the achievement of such milestone under a subsequently executed License Agreement for such Research Program. Further, under a License Agreement, we would also be required to make royalty payments to Paragon in the low single-digit percentage range based on net sales of products, subject to certain reductions. The royalty term will terminate on a product-by-product and country-by-country basis upon the later of the expiration of the last-to-expire valid claim within the relevant patent rights or the twelfth anniversary of the first commercial sale of such product in such country.
Additionally, under the ADC Paragon Option Agreement, on December 31, 2025, we granted Parascent warrants to purchase a number of shares equal to 1.00% of our outstanding ordinary shares as of the date of the grant on a fully-diluted basis, or an aggregate of 402,731 ordinary shares, with an exercise price equal to the fair market value of our underlying shares on each respective grant date. In addition, in connection with terminating the ADC Paragon Option Agreement, effective March 26, 2026, we will grant Parascent warrants to purchase 34,566 of our ordinary shares with an exercise price equal to the fair market value of our underlying shares on the grant date as settlement in full of our remaining obligation to issue warrants to Parascent under the ADC Paragon Option Agreement. Parascent is an entity formed by Paragon as a vehicle to hold equity in Crescent in order to share profits with certain employees of Paragon and will not perform any substantive role under the Paragon Option Agreements other than to receive such warrants.

As of December 31, 2025, we have paid Paragon (i) $16.7 million under the Antibody Paragon Option Agreement and CR-001 License Agreement for development costs related to PD-1 and VEGF incurred by Paragon through the effective date of the agreement, including pre-development costs, (ii) $13.9 million under the ADC Paragon Option Agreement and CR-002 License Agreement for development costs related to the CR-002 target incurred by Paragon through the effective date of the agreement, and (iii) $2.2 million under the ADC Paragon Option Agreement for development costs related to the three undisclosed Former CR-003 targets incurred by Paragon through the effective date of the agreement.
CR-001 License Agreement
On April 28, 2025, we entered into the CR-001 License Agreement for all antibodies discovered, generated, identified or characterized by Paragon in the course of performing the CR-001 research program directed to PD-1 and VEGF, antibodies created by us derived from the licensed antibodies and directed to PD-1 and VEGF, and products that comprise the foregoing with Paragon, consistent with the pre-negotiated terms agreed to upon execution of the Antibody Paragon Option Agreement, pursuant to which Paragon granted us a royalty-bearing, worldwide, exclusive and sublicensable license with respect to certain inventions, patent rights, sequence information and other intellectual property rights related to bispecific and multispecific antibodies directed at PD-1 and VEGF (the “Licensed Antibody Technology”) to develop, manufacture, commercialize and otherwise exploit certain bispecific and multispecific antibodies and products targeting PD-1 and VEGF in the field of prophylaxis, palliation, treatment and diagnosis of human disease and disorders in all therapeutic areas (the “field”) and worldwide (the “territory”). Under the terms of the CR-001 License Agreement, we are obligated to pay Paragon up to $22.0 million based on specific development and regulatory milestones, including a $1.5 million fee for the nomination of a development candidate and a further milestone payment of $2.5 million upon the first dosing of a human patient in a Phase 1 trial. Following the execution of the CR-001 License Agreement, we are solely responsible for, and have sole authority and control over, all aspects of the development, manufacturing and commercialization of CR-001, including regulatory strategy, communications, filings and activities (including clinical trials). In addition, the following summarizes other key terms of the CR-001 License Agreement.
•We will pay Paragon a low-to-mid single-digit percentage royalty based on annual net sales of the products in the field and in the territory, subject to a 30% reduction if there is no valid patent covering the product in the country.
•The royalty term ends on the later of (i) the twelfth anniversary of such date or (ii) the expiration of the last-to-expire valid patent covering the product in the country at issue.
•The CR-001 License Agreement may be terminated on 60 days’ notice by us; on material breach without cure; and to the extent permitted by law, on a party’s insolvency or bankruptcy.
•With respect to patents licensed to us under the CR-001 License Agreement that have been filed as of the effective date of the CR-001 License Agreement, we will control the preparing, filing, prosecuting and maintenance of such patents. With respect to patents filed after the effective date of the CR-001 License Agreement, Paragon will control the preparing, filing, prosecuting and maintaining of such patents until the final deliverable for the relevant research program is delivered to us, after which we will control the preparing, filing, prosecuting and maintain of such patents.
•We shall have the right to grant sublicenses under the CR-001 License Agreement, provided that (i) any sublicense agreement is consistent with all relevant terms, conditions and restrictions of the CR-001 License Agreement, (ii) we provide Paragon with a copy of each sublicense agreement and any amendments thereto within 30 days following execution thereof and (iii) we remain responsible for all payments and obligations due under the CR-001 License Agreement.
On December 2, 2025, we entered into Amendment No. 1 (the “Amendment”) to the CR-001 License Agreement. The purpose of the Amendment was to amend certain terms of the CR-001 License Agreement for the sole purpose of accommodating and aligning with the sublicense for the CR-001 License Agreement with Sichuan Kelun-Biotech Biopharmaceutical Co. Ltd.

CR-002 License Agreement
On November 5, 2025, we entered into a License Agreement for all ADCs discovered, generated, identified or characterized by Paragon in the course of performing the CR-002 research program directed to PD-L1, ADCs created by us derived from the licensed ADCs and directed to PD-L1, and products that comprise the foregoing with Paragon (the “CR-002 License Agreement”) consistent with the pre-negotiated terms agreed to upon execution of the ADC Paragon Option Agreement, pursuant to which Paragon granted us a royalty-bearing, worldwide, exclusive and sublicensable license with respect to certain inventions, patent rights, sequence information and other intellectual property rights related to ADCs directed at PD-1 and VEGF (the “Licensed Antibody Technology”) to develop, manufacture, commercialize and otherwise exploit certain ADCs and products targeting PD-L1 in the field of prophylaxis, palliation, treatment and diagnosis of human disease and disorders in all therapeutic areas (the “field”) and worldwide (the “territory”). Under the terms of the CR-002 License Agreement, we are obligated to pay Paragon up to $46.0 million based on specific development and regulatory milestones, including a $5.0 million fee for the nomination of a development candidate and a further milestone payment of $5.0 million upon the first dosing of a human patient in a Phase 1 trial. Following the execution of the CR-002 License Agreement, we are solely responsible for, and have sole authority and control over, all aspects of the development, manufacturing and commercialization of CR-002, including regulatory strategy, communications, filings and activities (including clinical trials). In addition, the following summarizes other key terms of the CR-002 License Agreement.
•We will pay Paragon a low-to-mid single-digit percentage royalty based on annual net sales of the products in the field and in the territory, subject to a 30% reduction if there is no valid patent covering the product in the country.
•The royalty term ends on the later of (i) the twelfth anniversary of such date or (ii) the expiration of the last-to-expire valid patent covering the product in the country at issue.
•The CR-002 License Agreement may be terminated on 60 days’ notice by us; on material breach without cure; and to the extent permitted by law, on a party’s insolvency or bankruptcy.
•With respect to patents licensed to us under the CR-002 License Agreement that have been filed as of the effective date of the CR-002 License Agreement, we will control the preparing, filing, prosecuting and maintenance of such patents. With respect to patents filed after the effective date of the CR-002 License Agreement, Paragon will control the preparing, filing, prosecuting and maintaining of such patents until the final deliverable for the relevant research program is delivered to us, after which we will control the preparing, filing, prosecuting and maintain of such patents.
•We shall have the right to grant sublicenses under the CR-002 License Agreement, provided that (i) any sublicense agreement is consistent with all relevant terms, conditions and restrictions of the CR-002 License Agreement, (ii) we provide Paragon with a copy of each sublicense agreement and any amendments thereto within 30 days following execution thereof and (iii) we remain responsible for all payments and obligations due under the CR-002 License Agreement.
License and Collaboration Agreement with Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd.
On December 2, 2025, we entered into a License and Collaboration Agreement (the “Kelun Collaboration Agreement”) with Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd. (“Kelun”) pursuant to which Kelun granted us an exclusive, royalty-bearing, sublicensable license under certain intellectual property rights controlled by Kelun to develop, manufacture, commercialize and otherwise exploit certain products comprising SKB105 and any backups to SKB105 that are directed to integrin beta-6 and controlled by Kelun (“Licensed Products”), for all therapeutic, prophylactic and diagnostic uses in humans worldwide, except mainland China, Hong Kong, Macau and Taiwan (the “Crescent Territory”). Kelun granted us a non-exclusive license to develop (but only with Kelun’s prior written consent) and manufacture Licensed Products in mainland China, Hong Kong, Macau and Taiwan (the “Kelun Territory”), solely for the purpose of exploiting the Licensed Products in the Crescent Territory. We granted to Kelun an exclusive, royalty-free, sublicensable license under certain intellectual property rights controlled by us for Kelun to (a) fulfill its obligations under the Kelun Collaboration Agreement, and (b) develop, manufacture, commercialize and otherwise exploit Licensed Products in the Kelun Territory.
During the term of the Kelun Collaboration Agreement, both we and Kelun are restricted from developing, manufacturing, commercializing or otherwise exploiting any product containing any antibody-drug conjugate that is linked to a single small molecule cytotoxin and specifically directed to integrin beta-6 (subject to certain exceptions in the event of a change of control or similar transaction of either us or Kelun), except for Licensed Products.

We are obligated to use commercially reasonable efforts to develop, including by achieving certain regulatory milestone obligations within specified timelines, obtain regulatory approval for, manufacture, and commercialize at least one Licensed Product in United States and at least three major European markets. As partial consideration for the license granted to us by Kelun, we paid Kelun an upfront payment of $80 million. We are obligated to pay Kelun (a) clinical and regulatory milestone payments of up to an aggregate of $345 million, (b) commercial milestone payments of up to an aggregate of $902.5 million, and (c) tiered royalties ranging from a mid-single-digit to low double-digit percentages of net sales of Licensed Products by us, our affiliates or sublicensees, subject to certain customary reductions. Our obligation to pay Kelun royalties will commence, on a Licensed Product-by-Licensed Product and country-by-country basis, on the first commercial sale of such Licensed Product in such country and expire on the latest of the expiration of the last-to-expire Kelun licensed patent covering the manufacture, use or sale of such Licensed Product in such country, expiration of all regulatory exclusivity for such Licensed Product in such country, and twelve years following the first commercial sale of such Licensed Product in such country (the “Royalty Term”). If we sublicense, assign, sell or otherwise divest our rights to develop or commercialize any Licensed Product under the Kelun Collaboration Agreement to a third party, we are obligated to pay Kelun either a low double-digit (if such transaction occurs prior to a specified milestone event) or mid-double digit percentage (if such transaction takes place after a specified milestone event) of all the consideration we receive from such third party within a certain period of time. In addition, if we enter into or undergo a change of control within a certain period following the effective date of the Kelun Collaboration Agreement, we are obligated to pay Kelun a low single-digit to low double-digit percentage (depending how long after the effective date the change of control occurs) of all payments our equity holders receive in connection with the change of control.
Unless earlier terminated, the Kelun Collaboration Agreement will expire upon the expiration of the final Royalty Term with respect to all Licensed Products. We may terminate the Kelun Collaboration Agreement in its entirety without cause upon advanced written notice to Kelun. Either we or Kelun may terminate the Kelun Collaboration Agreement, in its entirety or on a Product-by-Product and country-by-county basis, in the event of the other party’s material breach, subject to certain notice and cure periods. Either we or Kelun may terminate the Kelun Collaboration Agreement upon written notice to the other party upon the occurrence of certain insolvency events regarding such other party. Kelun may terminate the Kelun Collaboration Agreement if we or our sublicensees challenge the patents licensed to us by Kelun, subject to certain exceptions.
Upon termination of the Kelun Collaboration Agreement for any reason, all rights and licenses granted to us will terminate, subject to certain exceptions, and we are obligated to deliver and assign to Kelun all regulatory filings and registrations for the Licensed Products in the Crescent Territory, and disclose to Kelun all data generated by us in any clinical trials related to the Licensed Products. In addition, upon termination of the Kelun Collaboration Agreement by us without cause or by Kelun for our material breach, patent challenge or insolvency, we grant to Kelun a non-exclusive, royalty-free, perpetual, sublicensable license under certain intellectual property rights controlled by us for Kelun to develop, manufacture and commercialize Licensed Products worldwide, and upon Kelun’s request, we are obligated to exclusively negotiate in good faith with Kelun commercially reasonable financial terms upon which we would grant to Kelun an exclusive license under certain of our intellectual property rights to develop, manufacture and commercialize Licensed Products worldwide or within the countries designated by Kelun.
License Agreement with Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd.
On December 2, 2025, we entered into a License Agreement (the “Kelun License Agreement”) with Kelun, pursuant to which we granted Kelun (a) an exclusive, worldwide, royalty-bearing, sublicensable license under certain intellectual property rights controlled by us for Kelun to develop, manufacture and commercialize and otherwise exploit products comprising CR-001 and any backup bispecific antibodies that are directed to both VEGF and PD-1 that are controlled by us (the “Licensed Products”), for the treatment, prevention, or diagnosis of human diseases in the Kelun Territory and (b) a non-exclusive, royalty-free, sublicensable license to develop Licensed Products outside of the Kelun Territory solely for the purpose of supporting exploitation of Licensed Products in the Kelun Territory, subject to our prior written consent, and to manufacture Licensed Products in the Kelun Territory solely to develop, commercialize and otherwise exploit the Licensed Products in the Kelun Territory. During the term of the Kelun License Agreement, neither we nor Kelun may develop, manufacture, commercialize or otherwise exploit any product containing a bi-specific antibody directed to both PD-1 and VEGF anywhere in the world, other than Licensed Products.
Kelun is obligated to use commercially reasonable efforts to develop, and following regulatory approval, commercialize at least one Licensed Product in the Kelun Territory. As partial consideration for the license granted by us to Kelun, Kelun paid an upfront payment of $20 million in January 2026. Kelun is obligated to pay us development milestones of up to an aggregate of $30 million. We may also be obligated to pay Kelun $5 million as a milestone payment for Kelun’s initiation of certain clinical trials of a Licensed Product, including a combination clinical trial with a specific compound, in each case, subject to approval by us. In addition, Kelun is obligated to pay us tiered royalties on net sales of Licensed Product by Kelun, its affiliates and sublicensees, subject to customary royalty offsets, ranging from low single-digit to mid-single -digit percentages of such net sales of Licensed Products. Kelun’s obligation to pay royalties will commence, on a Licensed-Product-by Licensed Product and region-by-region basis, on the first commercial sale of such Licensed Product in such region and expire on the later of: (A) the last-to-expire valid claim of a patent that covers the manufacture, use or sale of Licensed Product in the applicable region, (B) the expiration of all regulatory exclusivity for such Licensed Product in such region or (C) the date that is twelve years after the first commercial sale of such Licensed Product in such region (the “Royalty Term”).
Unless earlier terminated, the Kelun License Agreement will expire upon the expiration of the final Royalty Term with respect to all Licensed Products. Either we or Kelun may terminate the Kelun License Agreement, in its entirety or on a Product-by-Product and region-by-region basis, in the event of the other party’s material breach, subject to certain notice and cure periods. Either we or Kelun may terminate the Kelun License Agreement upon written notice to the other party upon the occurrence of certain insolvency events regarding the other party, and we may terminate the Kelun License agreement if Kelun, its affiliates or sublicensees challenge the patents licensed to Kelun by us, subject to certain exceptions. Kelun may terminate the agreement in its entirety for any reason or no reason at all upon prior written notice.
Upon termination of the Kelun License Agreement for any reason, all rights and licenses granted to Kelun will terminate, subject to certain exceptions, and Kelun is obligated to deliver and assign to us all regulatory filing and registrations for the Licensed Products in the Kelun Territory, and disclose to us all data generated under certain clinical trials related to the Licensed Products. In addition, upon termination of the Kelun License Agreement by Kelun without cause, or upon our termination of the Kelun License Agreement for Kelun’s material breach, patent challenge or insolvency, Kelun grants to us a non-exclusive, royalty-free, perpetual, sublicensable license under certain intellectual property rights controlled by Kelun to develop, manufacture and commercialize Licensed Products worldwide, and upon our request, Kelun is obligated to exclusively negotiate in good faith with us commercially reasonable financial terms upon which Kelun would grant to us an exclusive license under certain of Kelun’s intellectual property rights to develop, manufacture or commercialize Licensed Products.
WuXi Biologics Master Services Agreement
On October 31, 2024, we entered into a biologics master services agreement (the “WuXi Biologics MSA”) with WuXi Biologics (Hong Kong) Limited (“WuXi Biologics (Hong Kong)”). The WuXi Biologics MSA governs certain development activities and good manufacturing practice (“GMP”) manufacturing and testing for the CR-001, CR-002 and CR-003 programs, as well as potential future programs, on a work order basis. Under the WuXi Biologics MSA, we are obligated to pay WuXi Biologics (Hong Kong) a service fee and all non-cancellable obligations in the amount specified in each work order associated with the agreement for the provision of services.
The WuXi Biologics MSA terminates on the later of (i) October 31, 2029 or (ii) the completion of services under all work orders executed by the parties prior to October 31, 2029, unless terminated earlier. The term of each work order terminates upon completion of the services under such work order, unless terminated earlier. We can terminate the WuXi Biologics MSA or any work order (i) at any time upon 30 days’ prior written notice, or (ii) immediately upon written notice if WuXi Biologics (Hong Kong) fails to obtain or maintain required material governmental licenses or approvals. Either party may terminate a work order (i) at any time upon six months’ prior notice with reasonable cause, provided however that if WuXi Biologics (Hong Kong) terminates a work order in such manner, no termination or cancellation fees shall be paid by us and (ii) immediately for cause upon (a) the other party’s material breach that remains uncured for 30 days after notice of such breach, (b) the other party’s bankruptcy, or (c) a force majeure event that prevents performance for a period of at least 90 days.
WuXi Cell Line License Agreement
On October 31, 2024, we entered into a cell line license agreement (the “Cell Line License Agreement”) with WuXi Biologics Ireland Limited (“WuXi Biologics Ireland”). Under the Cell Line License Agreement, we received a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics Ireland’s know-how, cell line, biological materials and media and feeds to make, have made, use, sell, have sold, offer for sale, import, keep and otherwise deal in and further commercialize certain therapeutic products produced through the use of the cell line licensed by WuXi Biologics Ireland under the Cell Line License Agreement (the “WuXi Biologics Ireland Licensed Products”). CR-001 and CR-002 are manufactured using cell lines licensed under Cell Line License Agreement.
In consideration for the license, we incurred a non-refundable license fee of $0.15 million. Additionally, if we manufacture all of our commercial supplies of bulk drug product for a particular product with a manufacturer other than

WuXi Biologics Ireland or its affiliates, we are required to make royalty payments to WuXi Biologics Ireland in an amount equal to a fraction of a single digit percentage of global net sales of the WuXi Biologics Ireland Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If we manufacture part of our commercial supplies of the WuXi Biologics Ireland Licensed Products with WuXi Biologics Ireland or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. We have the option, at any time, to pay WuXi Biologics Ireland a non-refundable lump-sum royalty buyout payment on a drug product-by-drug product basis to extinguish future Royalty obligations with respect to such drug product.
The Cell Line License Agreement will continue indefinitely unless terminated (i) by us upon six months’ prior written notice and our payment of all undisputed amounts due to WuXi Biologics Ireland through the effective date of termination, (ii) by WuXi Biologics Ireland for a material breach by us that remains uncured for 60 days after written notice, (iii) by WuXi Biologics Ireland if we fail to make a payment and such failure continues for 30 days after receiving notice of such failure, or (iv) by either party upon the other party’s bankruptcy.
Charles River Master Services Agreement
On December 6, 2024, we entered into a master services agreement (the “Charles River MSA”) with Charles River Laboratories, Inc. (“Charles River”). The Charles River MSA governs certain clinical development activities and GMP manufacturing and testing for the CR-001 and CR-002 programs on a non-exclusive, work order basis (each, a “Statement of Work”). Under the Charles River MSA, we are obligated to pay Charles River a service fee in the amount specified in each Statement of Work associated with the agreement for the provision of services. Charles River is obligated to, among other things, (i) perform manufacturing services in accordance with applicable standards and law using personnel with appropriate qualifications, and to manufacture product in accordance with cGMP, (ii) comply with confidentiality and invention assignment provisions, (iii) notify us of regulatory contact or communication and consult with us regarding the response to any inquiry or observation from any regulatory authority and (iv) assign to us all right, title and interest in and to all intellectual property created or developed in connection with the provision of the services, and all intellectual property relating to such inventions, subject to certain exceptions.
The Charles River MSA terminates on the later of (i) December 6, 2029, or (ii) the completion of services under all Statement of Works executed by the parties prior to December 6, 2029, unless terminated earlier. The term of each Statement of Work terminates upon completion of the services under such Statement of Work, unless terminated earlier. We can terminate the Charles River MSA or any Statement of Work (i) at any time upon 30 days’ prior written notice, or (ii) for material breach of the Charles River MSA by Charles River, (x) upon 30 days’ prior written notice if such breach is not remedied within the 30 day notice period or (y) upon 15 days’ prior written notice if such breach is not capable of cure within such 30 day period. Charles River can terminate the Charles River MSA or any Statement of Work upon 30 days’ prior written notice for material breach of the Charles River MSA by us if such breach is not remedied within the 30 day notice period or if such breach is not capable of cure within such 30 day notice period. Charles River can terminate any Statement of Work at any time upon 30 days’ prior written notice.
We have entered into various Statements of Work pursuant to the Charles River MSA for certain assay development and toxicology work related to CR-001 and CR-002.
Intellectual Property
We strive to protect the proprietary programs and technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our programs, their methods of use and manufacture, related technologies, diagnostics, and other inventions.
Paragon, jointly with Crescent in some instances, has filed U.S. provisional and non-provisional patent applications directed to antibodies that target PD-1 and VEGF, including applications covering composition of matter, pharmaceutical formulations, and methods of using such antibodies, including CR-001. In addition, Paragon has filed U.S. provisional patent applications, and intends to file one or more additional U.S. provisional patent applications directed to ADCs against various oncology targets, including applications covering composition of matter, pharmaceutical formulations, and methods of using such ADCs, including CR-002. Pursuant to each of the CR-001 and CR-002 License Agreements, we have exclusively licensed the rights to such PD-1 or VEGF patent applications and ADC patent applications, respectively. If the existing non-provisional and provisional patent applications (if pursued non-provisionally) mature into one or more issued patents covering CR-001 or CR-002, we would expect those patents to expire between 2045 and 2046, absent any applicable patent term adjustments or extensions. In addition, Crescent, alone or jointly with Paragon, may opt to file one or more additional patent applications covering pharmaceutical formulations, dosing, and methods of using antibodies that target PD-1 and VEGF, including CR-001.

Kelun has filed patent applications in certain jurisdictions directed to antibodies and ADCs that target ITGB6, including applications covering composition of matter and methods of using such antibodies and ADCs, including CR-003. In addition, Crescent, alone or jointly with Kelun, may opt to file one or more additional patent applications covering pharmaceutical formulations, dosing, and methods of using ADCs, including CR-003. Pursuant to the CR-003 License Agreement, Crescent has exclusively licensed the rights to such ITGB6 antibody patent applications and ADC patent applications outside of Greater China (including mainland China, Hong Kong, Macau, Taiwan). If the patent applications filed by Kelun mature into one or more issued patents covering CR-003, we would expect those patents to expire between 2042 and 2046, absent any applicable patent term adjustments or extensions.
Our commercial success will depend in significant part upon obtaining and maintaining patent protection and trade secret protection for our targeted therapeutics and the methods used to develop and manufacture them, as well as successfully defending these patents against third-party challenges and operating without infringing on the proprietary rights of others. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents, or any patents granted to us in the future, will be commercially useful in protecting our targeted therapeutics, current programs and processes.
The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may potentially be lengthened by patent term adjustment (“PTA”), which compensates a patentee for administrative delays by the USPTO in examining and granting a patent. In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for PTE, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits PTE of up to five years beyond the expiration of the patent. The length of the PTE accorded a patent is related to the length of time the drug is under regulatory review by the FDA. PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Further, only one patent applicable to an approved drug may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions for extending the term of a patent that covers an approved drug are available in multiple European countries and other foreign jurisdictions. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We expect to seek patent term extensions to all of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. Patent term in the U.S. may be shortened if a patent is terminally disclaimed over an earlier-filed patent.
In some instances, we file provisional patent applications directly in the USPTO. Provisional patent applications are designed to provide a lower-cost first patent filing in the United States. Corresponding non-provisional patent applications must be filed not later than 12 months after the provisional application filing date. The corresponding non-provisional application benefits in that the priority date(s) of the non-provisional patent application is/are the earlier provisional application filing date(s), and the patent term of the finally issued patent is calculated from the earliest non-provisional application filing date. This system allows us to obtain an early priority date, obtain a later start to the patent term and to delay prosecution costs, which may be useful in the event that we decide not to pursue examination in a subsequent non-provisional application. While we intend, as appropriate, to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such non-provisional patent applications will result in the issuance of patents that provide us with any competitive advantage.
We intend to file U.S. non-provisional applications and/or international Patent Cooperation Treaty (“PCT”) applications that claim the benefit of the priority date of earlier filed provisional or non-provisional applications, when applicable. The PCT system allows for a single PCT application to be filed within 12 months of the priority filing date of a corresponding priority patent application, such as a U.S. provisional or non-provisional application, and to designate all of the 158 PCT contracting states in which national phase patent applications can later be pursued based on the PCT application. The PCT International Searching Authority performs a patentability search and issues a non-binding patentability opinion, which can be used to evaluate the chances of success for the national applications in foreign countries prior to having to incur the filing fees. Although a PCT application does not issue as a patent, it allows the applicant to establish a patent application filing date in any of the member states and then seek patents through later-filed national-phase applications. No later than either 30 or 31 months from the earliest priority date of the PCT application, separate national phase patent applications can be pursued in any of the PCT member states, depending on the deadline set by individual contracting states. National phase entry can generally be accomplished through direct national filing or, in some cases, through a regional patent organization, such as the European Patent Organization. The PCT system delays application filing expenses, allows a limited evaluation of the chances of success for national/regional patent applications and allows for substantial savings in comparison to having filed individual countries rather than a PCT application in the event that no national phase applications are filed.
For all patent applications, we determine claiming strategy on a case-by-case basis. Advice of counsel and our business model and needs are always considered. We file patent applications containing claims for protection of all commercially relevant uses of our proprietary technologies and any products, as well as all new applications and/or uses we discover for existing technologies and products, assuming these are strategically valuable. We may periodically reassess the number and type of patent applications, as well as the pending and issued patent claims to ensure that coverage and value are obtained for our processes, and compositions, given existing patent law and court decisions. Further, claims may be modified during patent prosecution to meet our intellectual property and business needs.
We recognize that the ability to obtain patent protection and the degree of such protection depends on a number of factors, including the extent of the prior art, the novelty and non-obviousness of the invention, and the ability to satisfy subject matter, written description, and enablement requirements of the various patent jurisdictions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted or further altered even after patent issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our targeted therapeutics. We cannot predict whether the patent applications we are currently pursuing will be issued as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.
In addition to patents, we rely upon unpatented trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and know-how can be difficult to protect. We seek to protect our proprietary information, in part by executing confidentiality agreements with our collaborators and scientific advisors, and non-competition, non-solicitation, confidentiality and invention assignment agreements with our employees and consultants. We have also executed agreements requiring assignment of inventions with selected scientific advisors and collaborators. The confidentiality agreements we enter into are designed to protect our proprietary information and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee, however, that we have executed such agreements with all applicable counterparties, that such agreements will not be breached, or that these agreements will afford us adequate protection of our intellectual property and proprietary rights.
The patent positions of biotechnology companies like us are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our products or processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention.
When available to expand market exclusivity, our strategy is to obtain, or license additional intellectual property related to current or contemplated development platforms, core elements of technology and/or programs and targeted therapeutics.
For more information regarding the risks related to our intellectual property, see the section titled “Risk Factors - Risks Related to Our Intellectual Property.”
Commercial
Should any of our product candidates be approved for commercialization, we intend to develop a plan to commercialize them in the United States and other key markets, through internal infrastructure and/or external partnerships in a manner that will enable us to realize the full commercial value of our programs. Given our stage of development, we have not yet established a commercial organization or distribution capabilities.
Manufacturing

We do not currently own or operate facilities for product manufacturing, testing, storage, and distribution. We have contracted and expect to continue to contract with third parties for the manufacture and distribution of our product candidates. For additional information, see the description of the WuXi Biologics Master Services Agreement, WuXi Cell Line License Agreement, and Charles River Master Services Agreement above. Because we rely on contract manufacturers, we employ personnel with extensive technical, manufacturing, analytical, and quality experience. Our team has deep knowledge and understanding of the regulations that govern manufacturing, documentation, quality assurance, and quality control of drug supply that are required to support our regulatory filings.
Competition
The biotechnology and biopharmaceutical industries are characterized by continuing technological advancement and significant competition. While we believe that our programs, technology, development experience and scientific knowledge provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions, among others. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Many of the companies with which we are currently competing or will compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, patient enrollment for clinical trials as well as in acquiring technologies complementary to, or necessary for, our programs.
Key competitive factors affecting the success of all of our product candidates that we develop, if approved, are likely to be efficacy, safety, convenience, presentation, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market.
Specifically, there are several companies developing or marketing treatments that may be approved for the same indications and/or diseases as our most advanced program, CR-001, including major pharmaceutical companies, and our other programs, CR-002 and CR-003. We do not yet have clinical data for any of our programs and there can be no assurance that our programs will have similar or comparable results, or that our results will support regulatory approval.
There are several approved immuno-oncology biologic therapies for the treatment of solid tumor indications, including, but not limited to, anti-PD-1 therapies Keytruda (pembrolizumab; Merck) and Opdivo (nivolumab; Bristol Myers Squibb), as well as approved anti-PD-L1 therapies Tecentriq® (atezolizumab; Genentech) and Imfinzi® (durvalumab; AstraZeneca). Future biosimilars and other therapies in development may also serve as competition for our product candidates.
In addition, we are aware of several anti-PD-(L)1/VEGF bispecific product candidates in clinical development for solid tumor indications, including, but not limited to, ivonescimab (Summit Therapeutics Inc.), pumitamig (co-developed by BioNTech SE and Bristol Myers Squibb), LM-299 (LaNova Medicines Ltd.; in-licensed by Merck), SSGJ-707 (3SBio Inc.; in-licensed by Pfizer), and CTX-10726 (Compass Therapeutics, Inc.).
Regarding ADC development, we are aware of other ADC product candidates in clinical development for solid tumor indications, including, but not limited to, PDL1V (Pfizer), HLX-43 (Henlius), sigvotatug vedotin (Pfizer).
Government Regulation
The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we are developing. We, along with our third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory authorities of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. Generally, before a new therapeutic product can be marketed, considerable data demonstrating a biological product candidate’s quality, safety, purity and potency, or a small molecule drug candidate’s quality, safety and efficacy, must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority. For biological product candidates, potency is similar to efficacy and is interpreted to mean the specific ability or capacity of the product, as indicated by appropriate laboratory tests or by adequately controlled clinical data obtained through the administration of the product in the manner intended, to effect a given result.
Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-marketing may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications from the sponsor, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us and our products or product candidates.
U.S. Biologics Regulation
In the United States, biological products (or “biologics”) are subject to regulation under the FDCA, the Public Health Service Act (“PHSA”) and other federal, state, local, and foreign statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or following approval may subject an applicant to administrative action and judicial sanctions. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:
•completion of certain preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices (“GLP”) regulations;
•submission to the FDA of an IND, which must become effective before clinical trials may begin;
•approval by an independent institutional review board (“IRB”), or ethics committee at each clinical site before the trial is commenced;
•manufacture of the proposed biologic candidate in accordance with current good manufacturing practices (“cGMPs”);
•performance of adequate and well-controlled human clinical trials in accordance with GCP requirements to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•preparation of and submission to the FDA of a BLA;
•satisfactory completion of an FDA Advisory Committee review, if applicable;
•a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMPs, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency;
•satisfactory completion of potential audit of selected clinical investigation sites to assess compliance with GCPs; and
•FDA review and approval of a BLA to permit commercial marketing of the product for particular indications for use in the United States.
Preclinical and Clinical Development
Prior to beginning any clinical trial with a product candidate, in the United States, the sponsor must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor, and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include, among other things, the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.
Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing preclinical studies and clinical trials and clinical study results to public registries.
For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.
•Phase 1. The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•Phase 2. The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3. The investigational product is administered to an expanded patient population to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product labeling.
In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product in the approved indication. These so-called Phase 4 studies may be made a condition to approval of the BLA.
Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval or licensure, including that the study was conducted in accordance with GCP, including review and approval by an independent ethics committee and use of proper procedures for obtaining informed consent from subjects, and the FDA must be able to validate the data from the study through an onsite inspection if the FDA deems such inspection necessary.
BLA Submission and Review
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, including results from nonclinical studies and clinical trials, are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of the product, or from a number of alternative sources, including studies initiated and sponsored by investigators. The submission of a BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.
Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard review applications within 10 months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency.
The FDA may convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs.
After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place a resubmitted BLA in condition for approval, including among other things, requests for additional information or clarification, or requirements to conduct additional clinical or nonclinical studies. If a FDA issues a Complete Response Letter, the sponsor must resubmit the BLA addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the resubmitted BLA does not satisfy the criteria for approval.
If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a REMS to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.
Expedited development and review programs
The FDA has a number of programs intended to expedite the development or review of a marketing application for an investigational biologic. For example, the fast track designation program is intended to expedite or facilitate the process for developing and reviewing product candidates that meet certain criteria. Specifically, investigational biologics are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review. With regard to a fast track product candidate, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.
A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.
Any product candidate submitted to the FDA for approval, including a product candidate with a fast track designation or breakthrough designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review. A BLA is eligible for priority review if the product candidate is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or efficacy compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of a BLA designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of original BLAs under its current PDUFA review goals.
In addition, depending on the design of the applicable clinical trials, a product candidate may be eligible for accelerated approval. Specifically, biologics intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials, and may require that such confirmatory trials be underway prior to granting accelerated approval. Biologics receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory trials in a timely manner or if such trials fail to verify the predicted clinical benefit. In addition, the FDA requires as a condition of accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
Fast track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
Orphan drug designation
Under the Orphan Drug Act, the FDA may grant orphan designation to a biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting a BLA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.
If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications – including full BLAs – to market the same drug for the same approved indication or use within such disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity for the relevant indication or use or inability to manufacture the product in sufficient quantities to meet the needs relating to the approved indication or use for the patients with the relevant disease or condition. The designation of such biologic also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors, may receive approval of different products for the same indication or use for which the orphan product has exclusivity, or obtain approval for the same product but for a different indication or use than the one for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of a competing product for the approved orphan indication or use for seven years if a competitor obtains approval of the “same drug,” as defined by the FDA, or if the active ingredient of the product candidate is determined to be contained within the competitor’s product. In addition, if an orphan designated product receives marketing approval for a disease or condition broader than what is designated, it may not be entitled to orphan exclusivity.
Post-Approval Requirements
Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. After a BLA is approved for a biological product, the product also may be subject to official lot release. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, and potency or effectiveness of biologics.
After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon product sponsors and their third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon sponsors and any third-party manufacturers they may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical studies;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;

•product seizure or detention, or refusal of the FDA to permit the import or export of products;
•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•mandated modification of promotional materials and labelling and the issuance of corrective information;
•the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•injunctions or the imposition of civil or criminal penalties.
The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.
Biosimilars and Reference Product Exclusivity
The BPCIA created an abbreviated approval pathway for biological products that are highly similar, or “biosimilar,” to or interchangeable with an FDA-approved reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.
Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, is generally shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product.
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products.
A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitted under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.
A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.
The BPCIA is complex and continues to be interpreted and implemented by the FDA.

Patent Term Extension
In the United States, after a BLA is approved, owners of relevant drug patents may apply for up to a five-year patent extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory process. The allowable patent term extension is typically calculated as one-half the time between (1) the latter of (a) the effective date of an IND and (b) issue date of the patent for which extension is sought, and (2) the submission date of a BLA, plus the time between BLA submission date and the BLA approval date, up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue licensure with due diligence. The total patent term after the extension may not exceed 14 years from the date of product licensure. Only one patent applicable to a licensed biological product is eligible for extension and only those claims covering the product, a method for using it, or a method for manufacturing it may be extended, and the application for the extension must be submitted prior to the expiration of the patent in question. However, a sponsor may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Some, but not all, foreign jurisdictions possess patent term extension or other additional patent exclusivity mechanisms that may be more or less stringent and comprehensive than those of the United States.
Other Healthcare Laws and Compliance Requirements
Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the federal Anti-Kickback Statute (“AKS”); the federal False Claims Act (“FCA”); HIPAA and similar foreign, federal and state fraud, abuse and transparency laws.
The AKS prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand, and prescribers and purchasers on the other. The government often takes the position that to violate the AKS, only one purpose of the remuneration need be to induce referrals, even if there are other legitimate purposes for the remuneration. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from AKS prosecution, but they are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
Civil and criminal false claims laws, including the FCA, which can be enforced through civil whistleblower or qui tam actions, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment of federal government funds, including in federal healthcare programs, that are false or fraudulent. Pharmaceutical and other healthcare companies have been prosecuted under these laws for engaging in a variety of different types of conduct that caused the submission of false claims to federal healthcare programs. Under the AKS, for example, a claim resulting from a violation of the AKS is deemed to be a false or fraudulent claim for purposes of the FCA.
HIPAA created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program, including private third-party payors, and making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate the statute in order to have committed a violation.
The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicaid & Medicare Services (“CMS”) information related to payments or other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain non-physician providers (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning on January 1, 2023, California Assembly Bill 1278 requires California physicians and surgeons to notify patients of the Open Payments database established under the federal Physician Payments Sunshine Act.

Pharmaceutical manufacturers are also subject to federal price reporting laws and federal consumer protection and unfair competition laws. Federal price reporting laws require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/ or discounts on approved products. Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.
In addition, we are also subject to additional similar U.S. state and foreign law equivalents of each of the above federal laws, which, in some cases, differ from each other in significant ways, and may not have the same effect, thus complicating compliance efforts. Violations of any of such laws or any other governmental regulations that apply could result in significant penalties, including, without limitation, civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of its operations.
Data Privacy and Security
Numerous state, federal, and foreign laws govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners.
For example, HIPAA, as amended by the HITECH Act, and their respective implementing regulations imposes data privacy, security, and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates and their covered subcontractors that perform certain services that involve using, disclosing, creating, receiving, maintaining, or transmitting individually identifiable protected health information (“PHI”) for or on behalf of such covered entities. These requirements imposed by HIPAA and the HITECH Act on covered entities and business associates include entering into agreements that require business associates protect PHI provided by the covered entity against improper use or disclosure, among other things; following certain standards for the privacy of PHI, which limit the disclosure of a patient’s past, present, or future physical or mental health or condition or information about a patient’s receipt of health care if the information identifies, or could reasonably be used to identify, the individual; ensuring the confidentiality, integrity, and availability of all PHI created, received, maintained, or transmitted in electronic form, to identify and protect against reasonably anticipated threats or impermissible uses or disclosures to the security and integrity of such PHI; and reporting of breaches of PHI to individuals and regulators.
Entities that are found to be in violation of HIPAA may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. A covered entity or business associate is also liable for civil money penalties for a violation that is based on an act or omission of any of its agents, which may include a downstream business associate, as determined according to the federal common law of agency. HITECH also increased the civil and criminal penalties applicable to covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. To the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and HITECH, payments to us may be delayed or denied.
In addition, state health information privacy laws, such as California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act, govern the privacy and security of health-related information, specifically, may apply even when HIPAA does not and impose additional requirements.
Even when HIPAA and state health information privacy laws do not apply, according to the FTC and state Attorneys General, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act and state consumer protection laws.
In addition, certain state laws, such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CCPA”), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA in various ways. Numerous other states have passed similar laws, but many differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The CCPA applies to personal data of consumers, business representatives, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, and affords rights to California residents in relation to their personal information. Health information falls under the CCPA’s definition of personal information where it identifies, relates to, describes, or is reasonably capable of being associated with or could reasonably be linked, directly or indirectly, with a particular consumer or household - unless it is subject to HIPAA - and is included under a new category of personal information, “sensitive personal information,” which is offered greater protection. The numerous other comprehensive privacy laws that have passed or are being considered in other states, as well as at the federal and local levels, also exempt some data processed in the context of clinical trials; but others exempt covered entities and business associates subject to HIPAA altogether, further complicating compliance efforts, and increasing legal risk and compliance costs for us and the third parties upon whom we rely.
Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
Coverage and Reimbursement
In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow it to establish or maintain pricing sufficient to realize a sufficient return on its investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.
Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. Sales of any product, if approved, depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement, if any, for such product by third-party payors. Decisions regarding whether to cover any of our product candidates, if approved, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Factors payors consider in determining reimbursement are based on whether the product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•cost-effective; and
•neither experimental nor investigational.
Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical or biological products, medical devices and medical services, in addition to questioning safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Decreases in third-party reimbursement for any product or a decision by a third-party not to cover a product could reduce physician usage and patient demand for the product.
For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.
In addition, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we may commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.
Finally, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country.
Healthcare Reform
The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.
For example, the ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the IRA, among other things, extended enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminated the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program.
Other legislative changes have been proposed and adopted since the ACA was enacted, including automatic aggregate reductions of Medicare payments to providers as part of the federal budget sequestration under the Budget Control Act of 2011. These reductions went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect until 2032 unless additional action is taken by Congress. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state measures designed to, among other things, reduce the cost of prescription drugs, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. By way of example, the IRA provides CMS with significant new authorities intended to curb drug costs and to encourage market competition. For the first time, CMS will be able to directly negotiate prescription drug prices and to cap out-of-pocket costs. Each year, CMS will select and negotiate a preset number of high-spend drugs and biologics that are covered under Medicare Part B and Part D that do not have generic or biosimilar competition. CMS published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027, although the IRA’s drug price negotiation program provisions are currently subject to ongoing litigation. The IRA also provides a new “inflation rebate” covering Medicare patients that took effect in 2023 and is intended to counter certain price increases in prescriptions drugs. The inflation rebate provision requires drug manufacturers to pay a rebate to the federal government if the price for a drug or biologic under Medicare

Part B and Part D increases faster than the rate of inflation. To support biosimilar competition, beginning in October 2022, qualifying biosimilars may receive a Medicare Part B payment increase for a period of five years. Separately, if a biologic drug for which no biosimilar exists delays a biosimilar’s market entry beyond two years, CMS will be authorized to subject the biologics manufacturer to price negotiations intended to ensure fair competition. Notwithstanding these provisions, the IRA’s impact on commercialization and competition remains largely uncertain. Continued legislative and enforcement interest exists in the United States with respect to specialty drug pricing practices. We expect regulators to continue pushing for transparency to drug pricing, reducing the cost of prescription drugs under Medicare, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs.
More recently, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.
The current Presidential administration is also pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our product candidates, if approved. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although final regulations have not yet been published. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.
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
Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access, marketing cost disclosure, drug price reporting and other transparency measures, and in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards with the goal of imposing price limits on certain drugs in these states, while some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for its drugs or put pressure on its drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.
Other Government Regulation Outside of the United States
In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions regarding safety and efficacy and governing, among other things, research and development, clinical trials, testing, manufacturing, safety, efficacy, quality control, labeling, packaging, storage, record keeping, distribution, reporting, export and import, advertising, marketing and other promotional practices involving biological products as well as authorization, approval as well as post-approval monitoring and reporting of its products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.
Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials.
The requirements and process governing the conduct of clinical trials, including requirements to conduct additional clinical trials, product licensing, safety reporting, post-authorization requirements, marketing and promotion, interactions with healthcare professionals, pricing and reimbursement may vary widely from country to country. No action can be taken to market any product in a country until an appropriate approval application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. Even if a product is approved by a regulatory authority, satisfactory prices may not be approved for such product, which would make launch of such products commercially unfeasible in such countries.
Regulation in the European Union
Non-clinical Studies and Clinical Trials
Similarly to the United States, the various phases of non-clinical and clinical research in the European Union (“EU”), are subject to significant regulatory controls.
Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice (“GLP”), as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.
Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines on Good Clinical Practices (“GCP”), as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.
The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System (“CTIS”), which contains a centralized EU portal and database.
While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”), to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.
The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.
Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice (“GMP”). Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization
In the EEA, after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining a marketing authorization (“MA”). To obtain an MA of a medicinal product candidate under EU regulatory systems, an applicant can submit an MA application (“MAA”) through, amongst others, a centralized or decentralized procedure. The process for doing this depends, among other things, on the nature of the medicinal product.
•“Centralized MAs” are issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), of the European Medicine Agency (“EMA”), and are valid throughout the EU. The centralized procedure is compulsory for certain types of medicinal products such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products (“ATMPs”) (such as gene therapy, somatic cell therapy and tissue engineered products) and (iv) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases or autoimmune diseases and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
•“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.
Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops).
Moreover, in the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can become a “standard” MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA ceases to be renewed.
Furthermore, MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for rare diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable.
Under the above-described procedures, in order to grant the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.
Data and Marketing Exclusivity
In the EU, new products authorized for marketing (i.e., reference products) generally receive eight years of data exclusivity and an additional two years of market exclusivity upon MA. If granted, the data exclusivity period prevents generic and biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial MA of the reference product in the EU. The overall ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications, which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical or biological entity, and products may not qualify for data exclusivity.
There is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate preclinical or clinical trials must be provided, and guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the EU. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.
Pediatric Development
In the EU, companies developing a new medicinal product are obligated to study their product in children and must therefore submit a pediatric improvement plan (“PIP”) agreed with the EMA’ Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product candidate for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all the EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity is granted.
The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.
Orphan designation must be requested before submitting an MAA. An EU orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to ten years of market exclusivity for the approved indication, which means that the competent authorities cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar medicinal product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
The orphan exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan designation, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, MA may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

PRIME Designation
Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIority MEdicines (“PRIME”) scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. In March 2016, the EMA launched an initiative, the PRIME scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.
Post-Approval Regulation
Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA,, the European Commission and/or the competent regulatory authorities of the EU member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance (“QPPV”), who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).
All new MAA must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The RMP must be updated any time new information on the medicinal product becomes available which has a significant impact on the content of the RMP. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.
The advertising and promotion of medicinal products are also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.
The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”), which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.
Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties
Regulation of Combination Products in the EU
The EU regulates medical devices and medicinal products separately, through different legislative instruments, and the applicable requirements will vary depending on the type of drug-device combination product. EU guidance has been published to help manufacturers select the right regulatory framework.
Drug-delivery products intended to administer a medicinal product where the medicinal product and the device form a single integral product are regulated as medicinal products in the EU. The EMA is responsible for evaluating the quality, safety and efficacy of MAAs submitted through the centralized procedure, including the safety and performance of the medical device in relation to its use with the medicinal product. The EMA or the EU member state national competent authority will assess the product in accordance with the rules for medicinal products described above but the device part must comply with the Medical Devices Regulation (including the general safety and performance requirements provided in Annex I). MAA must include—where available—the results of the assessment of the conformity of the device part with the Medical Devices Regulation contained in the manufacturer’s EU declaration of conformity of the device or the relevant certificate issued by a notified body. If the MAA does not include the results of the conformity assessment and where for the conformity assessment of the device, if used separately, the involvement of a notified body is required, the competent authority must require the applicant to provide a notified body opinion on the conformity of the device.
By contrast, in case of drug-delivery products intended to administer a medicinal product where the device and the medicinal product do not form a single integral product (but are e.g. co-packaged), the medicinal product is regulated in accordance with the rules for medicinal products described above while the device part is regulated as a medical device and will have to comply with all the requirements set forth by the Medical Devices Regulation.
The characteristics of non-integral devices used for the administration of medicinal products may impact the quality, safety and efficacy profile of the medicinal products. To the extent that administration devices are co-packaged with the medicinal product or, in exceptional cases, where the use of a specific type of administration device is specifically provided for in the product information of the medicinal product, additional information may need to be provided in the MAA for the medicinal product on the characteristics of the medical device(s) that may impact on the quality, safety and/or efficacy of the medicinal product.
The requirements regarding quality documentation for medicinal products when used with a medical device, including single integral products, co-packaged and referenced products, are outlined in the EMA guideline of July 22, 2021, which became applicable as of January 1, 2022.
The aforementioned EU rules are generally applicable in the EEA.
Coverage, Pricing and Reimbursement
In addition, in many countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. In the EU, governments influence the price of products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. Member states may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. The downward pressure on healthcare costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low priced markets exert a commercial pressure on pricing within a country.
Other Healthcare Laws
Moreover, analogous state and foreign laws and regulations may be broader in scope than the provisions described above and may apply regardless of payor. These laws and regulations may differ from one another in significant ways, thus further complicating compliance efforts. For instance, in the EU, many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medicinal products, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on pharmaceutical companies. Certain countries also mandate implementation of commercial compliance programs, or require disclosure of marketing expenditures and pricing information. Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, disgorgement, additional reporting obligations and oversight if a manufacturer becomes subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and imprisonment.
Healthcare Reform
Similar political, economic and regulatory developments are occurring in the EU and may affect the ability of pharmaceutical companies to profitably commercialize their products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or EU member state level may result in significant additional requirements or obstacles. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could restrict or regulate post-approval activities and affect the ability of pharmaceutical companies to commercialize their products. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.
In the EU, potential reductions in prices and changes in reimbursement levels could be the result of different factors, including reference pricing systems, parallel distribution and parallel trade. It could also result from the application of external reference pricing mechanisms, which consist of arbitrage between low-priced and high-priced countries. Reductions in the pricing of our medicinal products in one EU member state could affect the price in other EU member states and, thus, have a negative impact on our financial results.
Health Technology Assessment (“HTA”), of medicinal products in the EU is an essential element of the pricing and reimbursement decision-making process in a number of EU member states. The outcome of HTA has a direct impact on the pricing and reimbursement status granted to the medicinal product. A negative HTA by a leading and recognized HTA body concerning a medicinal product could undermine the prospects to obtain reimbursement for such product not only in the EU member state in which the negative assessment was issued, but also in other EU member states.
In 2011, Directive 2011/24/EU was adopted at the EU level. This Directive establishes a voluntary network of national authorities or bodies responsible for HTA in the individual EU member states. The network facilitates and supports the exchange of scientific information concerning HTAs. Further to this, on December 13, 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other new medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
European Data Laws
The collection and use of personal health data and other personal data in the EU is governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (GDPR), which came into force in May 2018, and related data protection laws in individual EU Member States. The GDPR imposes a number of strict obligations and restrictions on the ability to process, including collecting, analyzing and transferring, personal data of individuals, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR includes requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the personal data breaches which may have to be notified to the national data protection authorities and data subjects, the measures to be taken when engaging processors, and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to health, genetic and biometric data through their national legislation.

In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the European Economic Area (EEA) that are not considered by the European Commission (EC) to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”). When relying on SCCs, data exporters are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. With regard to the transfer of data from the EEA to the United States, on July 10, 2023, the EC adopted its adequacy decision for the EU-US Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to U.S. companies participating in the framework. With regard to the transfer of data from the EU to the United Kingdom (UK), personal data may freely flow from the EEA to the UK since the UK is deemed to have an adequate data protection level. However, the adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force, unless renewed.
Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater, other administrative penalties and a number of criminal offenses for organizations and, in certain cases, their directors and officers, as well as civil liability claims from individuals whose personal data was processed.
Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EU.
Furthermore, there are specific requirements relating to processing health data from clinical trials, including public disclosure obligations provided in the EU Clinical Trials Regulation No. 536/2014 (CTR), EMA disclosure initiatives and voluntary commitments by industry. Failure to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results.
Additionally, following the UK’s withdrawal from the EU and the EEA, companies also have to comply with the UK’s data protection laws (including the UK GDPR (as defined in section 3(10) (as supplemented by section 205(4)) of the Data Protection Act 2018 (the DPA 2018)), the DPA 2018, and related data protection laws in the UK). Separate from the fines that can be imposed by the GDPR, the UK regime has the ability to fine up to the greater of £17.5 million or 4% of global turnover. Companies are subject to specific transfer rules under the UK regime which broadly mirror the GDPR rules. On February 2, 2022, the UK Secretary of State laid before the UK Parliament the international data transfer agreement (IDTA) and the international data transfer addendum to the EC’s standard contractual clauses for international data transfers (Addendum) and a document setting out transitional provisions. The IDTA and Addendum came into force on March 21, 2022 and replaced the old SCCs for the purposes of the UK regime. Regarding transfers from the UK to the EEA, personal data may flow freely since the EEA is deemed to have an adequate data protection level for purposes of the UK regime. With regard to the transfer of personal data from the UK to the United States, the UK government has adopted an adequacy decision for the United States, the UK-US Data Bridge, which came into force on October 12, 2023. The UK-US Data Bridge recognizes the United States as offering an adequate level of data protection where the transfer is to a U.S. company participating in the EU-US Data Privacy Framework and the UK Extension.
Anti-Corruption Legislation
In the EU, interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at EU level and in the individual EU Member States. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU Member States. Violation of these laws could result in substantial fines and imprisonment.
Payments made to physicians in certain EU Member States also must be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her regulatory professional organization, and/or the competent authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the individual EU Member

States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
In the UK, the pharmaceutical sector is recognized as being particularly vulnerable to corrupt practices, some of which fall within the scope of the Bribery Act 2010. Due to the Bribery Act 2010’s far-reaching territorial application, the potential penalized act does not have to occur in the UK to become within its scope. If the act or omission does not take place in the UK, but the person’s act or omission would constitute an offense if carried out there and the person has a close connection with the UK, an offense will still have been committed. The Bribery Act 2010 is comprised of four offenses that cover (i) individuals, companies and partnerships that give, promise or offer bribes, (ii) individuals, companies and partnerships that request, agree to receive or accept bribes, (iii) individuals, companies and partnerships that bribe foreign public officials, and (iv) companies and partnerships that fail to prevent persons acting on their behalf from paying bribes. The penalties imposed under the Bribery Act 2010 depend on the offence committed, harm and culpability and penalties range from unlimited fines to imprisonment for a maximum term of 10 years and in some cases both.
Regulations in the UK
Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the UK is not generally subject to EU laws in respect of medicines. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK, however, new legislation such as the (EU) CTR is not applicable in the UK.
As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in England, Wales, and Scotland (together, “Great Britain”), which continued to follow the EU regulatory regime for a period of time after Brexit. However, on January 1, 2025 a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicines. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines.
The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the EU Clinical Trials Directive, as implemented into UK national law through secondary legislation. In April 2025, the UK introduced the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2025. These changes, which will take full effect from April 2026, aim to create a streamlined, risk-proportionate system that accelerates approvals while maintaining robust safety standards.
Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. In order to use the centralized procedure to obtain a marketing authorization that will be valid throughout the EEA, companies must be established in the EEA. Therefore, after Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized marketing authorizations. In order to obtain a UK marketing authorization to commercialize products in the UK, an applicant must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, a 150-day assessment (subject to clock-stops) and a rolling review procedure. In addition, since January 1, 2024, the MHRA may rely on the International Recognition Procedure (“IRP”) when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g. the medicines regulatory authorities in Australia, Canada, Switzerland, Singapore, Japan, the U.S.A. and the EMA in the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust.
In the UK, the initial duration of a marketing authorization is five years and following renewal will be valid for an unlimited period unless the MHRA decides on justified grounds relating to pharmacovigilance to proceed with only one additional five-year renewal. Any authorization which is not followed by the actual placing of the medicine on the market in the UK within three years shall cease to be in force.
There is no pre-marketing authorization orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same as in the EU, but have been tailored for the market, i.e., the prevalence of the condition in the UK, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in the UK.

Regulation of Medicinal Products in Australia
The Australian Therapeutic Goods Administration (“TGA”) and the National Health and Medical Research Council (“NHMRC”) set the GCP requirements for clinical research in Australia.
Compliance with the regulations, standards and codes set by the TGA and NHMRC is mandatory. Under the Therapeutic Goods Act 1989 (Cth) and the Therapeutic Goods Regulations 1990 (Cth), it is a condition (amongst other conditions) of all clinical trials involving investigational medicinal products to comply with the National Statement on Ethical Conduct in Research Involving Humans, published by the NHMRC (the “National Statement”), and the Guideline for Good Clinical Practice published by the International Council for Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH Guidelines”). The ICH Guidelines have been adopted in Australia and must be complied with across all fields of clinical research involving therapeutic goods, including those related to pharmaceutical quality, nonclinical and clinical data requirements and trial designs. The basic requirements for preclinical data to support a first-in-human trial under ICH Guidelines are applicable in Australia. Requirements related to adverse event reporting in Australia are generally similar to those required in other major jurisdictions, although reporting timeframes may differ to other jurisdictions.
Clinical trials conducted using “unapproved therapeutic goods” in Australia, being those which have not yet been evaluated by the TGA for quality, safety and efficacy (and including unapproved indications of therapeutic goods which have otherwise been approved for use in Australia) must occur pursuant to either the Clinical Trial Notification Scheme (“CTN Scheme”) or the Clinical Trial Approval Scheme (“CTA Scheme”). In each case, the trial is supervised by a Human Research Ethics Committee (“HREC”), an independent review committee constituted in accordance with the National Statement that ensures the protection of rights, safety and well-being of human subjects involved in a clinical trial. An HREC reviews, approves and provides continuing oversight of trial protocols (including any amendments), methods and materials intended to be used in obtaining and documenting informed consent of the clinical trial subjects.
The CTN Scheme broadly involves:
•submission to an HREC, of all material relating to the proposed clinical trial, including the trial protocol;
•the HREC reviews the scientific validity of the trial design, the balance of risk versus harm of the therapeutic good, the ethical acceptability of the trial process, and approves the trial protocol. The HREC is also responsible for monitoring the conduct of the trial;
•the institution or organization at which the trial will be conducted (the “Approving Authority”) giving final approval for the conduct of the trial at the site, in terms no less restrictive to those advised by the HREC; and
•the investigator submitting a ‘Notification of Intent to Conduct a Clinical Trial’ form (“CTN Form”) to the TGA. The CTN Form must be signed by the sponsor, the principal investigator, the chairman of the HREC and a person responsible from the Approving Authority. The TGA does not review any data relating to the clinical trial however CTN trials cannot commence until the trial has been notified to the TGA. It is the responsibility of the sponsor to ensure that all relevant approvals are in place before supplying the “unapproved” therapeutic goods in clinical trials in Australia.
Under the CTA Scheme:
•a sponsor submits an application to conduct a clinical trial to the TGA for evaluation and comment, which includes payment of relevant fees;
•the TGA will undertake a preliminary assessment to ensure that there is sufficient data to begin evaluation. If critical data is missing, the TGA may request further information;
•a sponsor must forward any comments made by the TGA delegate to the HREC(s) at the sites where the trial will be conducted;
•the HREC is responsible for considering the scientific and ethical issues of the proposed trial protocol.
A sponsor cannot commence a trial under the CTA Scheme until written advice has been received from the TGA regarding the application and approval for the conduct of the trial has been obtained from an ethics committee and the institution at which the trial will be conducted.

Approval for inclusion in the Australian Register of Therapeutic Goods (“ARTG”) is required before a therapeutic good (including pharmaceutical product) may be marketed (or supplied, imported, exported or manufactured) in Australia. Exceptions apply to therapeutic goods/pharmaceutical products that are supplied, imported, and exported to and from Australia for the purposes of a clinical trial, on the basis that certain conditions are met (e.g., the trial is conducted in accordance with the CTN or CTA Scheme).
Once a sponsor decides to register a therapeutic good/pharmaceutical product in Australia, in order to obtain registration of the product on the ARTG, it is required that (amongst others):
•the sponsor submits appropriate documentation, including the outcomes of clinical trials and studies, to allow the TGA to assess the quality, safety and efficacy of the therapeutic product/ pharmaceutical product; and
•the sponsor submits evidence which demonstrates that the manufacture of the therapeutic product/ pharmaceutical product complies with the applicable GMP requirements.
The TGA has the ultimate discretion to decide whether to include the therapeutic product/ pharmaceutical product in the ARTG.
Regulation of Medical Products in New Zealand
Clinical trials in New Zealand are regulated under the Medicines Act 1981 (“Medicines Act”) and Medicines Regulations 1984.
Clinical Trial Requirements
The New Zealand Medicines and Medical Devices Safety Authority (“Medsafe”) is the regulatory authority that administers the application and approval process for medicines and clinical trials in New Zealand (under delegation from the Director-General of Health). Approval from Medsafe is required in the following two circumstances:
•before a medicine can be distributed in New Zealand - see “Approval for Distribution” below; however, there is an exemption from this approval requirement for medicines that are imported or manufactured for the sole purpose of use in a clinical trial (including pharmacokinetic, bioequivalence and first-in-human studies); and
•for all clinical trials involving unapproved medicines carried out in New Zealand; however, if a medicine is already approved by Medsafe for distribution in New Zealand, then there is no separate requirement to obtain approval for clinical trials with that medicine (including if the medicine is being tested for a use not provided for under its existing authorization).
Medsafe also expects all clinical trials to be carried out in accordance with internationally accepted standards for good clinical practice as published by the EMA in its Guideline for Good Clinical Practice, to the extent that these standards are compatible with the Medicines Act.
Clinical Trial Approval Process
The clinical trial approval process requires submission of an online application to Medsafe. The application must include information about the nature of the medicine, the purpose of the trial, details of the investigators conducting the trial, written consent to nomination from each investigator, copies of information supplied to the investigators, a protocol of the trial, and details of the sites and facilities used. The application must be made by the actual or intended importer, manufacturer, packer, or supplier of the medicine in New Zealand. Once approved, the applicant becomes the “sponsor” and assumes responsibility and legal liability for the trial in New Zealand.
Once an application is received, Medsafe provides it to the Health Research Council of New Zealand (“HRC”). One of two HRC standing committees will consider the application and make a recommendation to Medsafe as to whether the clinical trial should be approved (with or without conditions) or declined. The Standing Committee on Therapeutic Trials considers pharmaceutical medicine trial applications, while the Gene Technology Advisory Committee considers applications for trials involving gene and other biotechnology therapies. Both standing committees undertake a similar scientific assessment process, and consider factors such as trial protocol and design, data collection, and general compliance with the Guideline for Good Practice before making a recommendation to Medsafe.

Ethical Requirements
Medsafe expects all clinical trials to be approved by the Health and Disability Ethics Committee (“HDEC”), regardless of whether Medicines Act approval is required. HDEC reviews and approves applications and provides ongoing oversight of clinical trials to ensure alignment with good ethical practice. HDEC approval can be sought before, during, or after Medicines Act approval is sought from Medsafe.
Registration
A clinical trial’s sponsor may register a trial with the Australian New Zealand Clinical Trials Registry (“ANZCTR”), an online public registry of clinical trials undertaken in New Zealand, Australia, and elsewhere. While not mandatory, the ANZCTR is a recognized part of the World Health Organisation Registry Network and registration is encouraged by the World Health Organisation.
Approval for Distribution
If a sponsor decides to distribute the new medicine product in New Zealand after the clinical trial, the sponsor must apply for distribution approval. This is separate to the approval process for clinical trials and involves submitting an application to Medsafe for consideration. Medsafe assesses the safety, efficacy, quality and risk profile of the medicine, and makes a recommendation to the Minister of Health as to whether the medicine should be approved for distribution (in practice, the Minister follows Medsafe’s recommendation).
Employees and Human Capital Resources
As of December 31, 2025, we had 44 full-time employees. We also engage temporary employees and consultants to augment our existing workforce. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.
We recognize that attracting, motivating, and retaining talent at all levels is vital to continuing our success. We invest in our employees through high-quality benefits, professional development opportunities, and various health and wellness initiatives and offers competitive compensation packages (base salary and incentive plans), ensuring fairness in internal compensation practices. The principal purposes of our incentive plans (bonus and equity) are to align with the long-term interests of its stakeholders and shareholders.
Available Information
We file annual, quarterly, and current reports, proxy statements, and other information with the U.S. Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov. Our SEC filings are also available free of charge under the Investors section of our website at www.crescentbiopharma.com as soon as reasonably practicable after they are filed with or furnished to the SEC.

Item 1A. Risk Factors.
Our business faces significant risks and uncertainties. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report on Form 10-K and those we may make from time to time. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Risks Related to Our Financial Condition and Capital Requirements
We are a clinical-stage biotechnology company with a limited operating history on which to assess our business; we have not completed any clinical trials, have no products approved for commercial sale, have historically incurred losses, and we anticipate that we will continue to incur significant losses for the foreseeable future. Moreover, we have never generated revenue from product sales and may never be profitable.
We are a clinical-stage biotechnology company with a limited operating history. We will need to raise substantial additional capital to continue to fund our operations in the future. We have based our estimates on assumptions that may prove to be wrong, and could exhaust our available financial resources sooner than we currently anticipate. We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, organizing and staffing our company, and providing general and administrative support for our operations.
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
We have no products approved for commercialization and have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, one or more of our product candidates. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:
•completing research and development of our product candidates;
•obtaining regulatory approvals for our product candidates for which we complete clinical trials;
•manufacturing product candidates and establishing and maintaining supply and manufacturing relationships with third parties that are commercially feasible, meet regulatory requirements and our supply needs in sufficient quantities to meet market demand for our product candidates, if approved;
•qualifying for adequate coverage and reimbursement by government and third-party payors for any product candidates for which we obtain regulatory approval;
•marketing, launching, and commercializing product candidates for which we obtain regulatory approval, either directly or with a collaborator or distributor;
•gaining market acceptance of our product candidates as treatment options;
•addressing any competing products and technological and market developments;
•implementing internal systems and infrastructure, as needed;
•protecting and enforcing our intellectual property rights, including patents, trade secrets, and know-how;
•negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter in the future;
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
We are a clinical-stage biotechnology company with a limited operating history on which to assess our business; we have not completed any clinical trials, have no products approved for commercial sale, have historically incurred losses, and anticipates that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biotechnology company with a limited operating history. Since September 19, 2024 (inception), we have incurred significant operating losses. For the twelve months ended December 31, 2025, we reported a net loss of $153.9 million and had an accumulated deficit of $171.8. We will need to raise substantial additional capital to continue to fund our operations in the future. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to complete future milestones and we may be required to delay, limit, reduce, or eliminate development or future commercialization efforts of product candidates and/or programs. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings or entering into strategic collaborations.
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
•seek regulatory approvals and reimbursement for our product candidates;
•establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain regulatory approval and market for ourselves;
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
•experience any delays or encounter issues with the development and potential regulatory approval of our clinical and product candidates such as safety issues, manufacturing delays, clinical trial accrual delays, longer follow-up for planned studies or trials, additional major studies or trials, or supportive trials necessary to support regulatory approval; and
•incur additional costs associated with operating as a public company.
We have no significant experience as a company in initiating, conducting, or completing clinical trials. In part because of this lack of experience, we cannot be certain that our planned clinical trials will begin or be completed on time, if at all. In addition, we have not yet demonstrated an ability to obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing, and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. Further, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.
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
To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under convertible debt or other securities convertible into equity, the ownership interest of our shareholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our shareholders. For instance, immediately prior to the consummation of the Merger, certain institutional and accredited investors purchased shares of Pre-Merger Crescent common stock and pre-funded warrants for an aggregate purchase price of $200.0 million (which includes $37.5 million of gross proceeds we previously received from the issuance of the Convertible Notes in October 2024). Additionally, in December 2025, certain investors agreed to purchase ordinary shares of Crescent and pre-funded warrants for an aggregate purchase price of $185.0 million.
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
We are substantially dependent on the success of our lead program, CR-001, as well as our ADC programs, CR-002 and CR-003, and our development programs may not be successful.
Our future success is substantially dependent on our ability to timely obtain regulatory approval for, and then successfully commercialize, our lead program, CR-001. We also intend to advance our ADC programs, CR-002 and CR-003. We are investing a majority of our efforts and financial resources into the research and development of these programs. We believe the success of CR-001 is dependent on observing in CR-001 the targeting, binding, cooperativity and pharmacokinetics of ivonescimab, an anti-PD-1/anti-VEGF bispecific antibody that demonstrated significantly improved progression-free survival (“PFS”) to market-leading pembrolizumab in a large third-party Phase 3 clinical trial, while avoiding the mechanistic risks that could perturb the balance of efficacy and safety that define this new class of immunotherapy. To the extent we do not observe the above-noted targeting, binding, cooperativity and pharmacokinetics in CR-001, or are otherwise unsuccessful in our efforts to develop CR-001, it would significantly and adversely affect the clinical and commercial potential of CR-001.
Our product candidates will require additional clinical development, evaluation of clinical, preclinical, and manufacturing activities, product development, regulatory approval in multiple jurisdictions, substantial investment, and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA and comparable foreign regulatory authorities, and we may never receive such regulatory approval.
The success of our product candidates will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights, and the manufacturing, marketing, distribution, and sales efforts of any current or future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of these product candidates, even if approved. If we are not successful in obtaining regulatory approval and commercializing our CR-001, CR-002, CR-003 and any future programs, including CR-004, or are significantly delayed in doing so, our business will be materially harmed.
If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our product candidates may be delayed and our expenses may increase and, as a result, our share price may decline.
From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory, and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, such as the expected timing for the anticipated commencement of our Phase 1/2 studies, and clinical trials in solid tumor and other target indications, as well as the receipt of clinical data, and submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, the commercialization of our product candidates may be delayed or never achieved and, as a result, our share price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.
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
Our approach to the discovery and development of our programs, particularly CR-001, leverages clinically validated mechanisms of action and incorporates the targeting, binding, cooperativity and pharmacokinetics of ivonescimab, an anti-PD-1/anti-VEGF bispecific antibody that demonstrated significantly improved PFS to market-leading pembrolizumab in HARMONi-2, a large Phase 3 clinical trial, sponsored by Akeso, for the treatment of naïve, or not previously treated, advanced and metastatic non-small cell lung cancer (“NSCLC”). Our programs are purposefully designed to avoid mechanistic risks that could perturb the balance of efficacy and safety that defines this new class of immunotherapy. However, the scientific research that forms the basis of our efforts to develop programs using ivonescimab-like technologies is ongoing and may not result in viable programs. There are limited clinical data available on product candidates utilizing the same mechanism of action as ivonescimab, especially in solid tumor indications, demonstrating whether they are safe or effective for long-term treatment in humans. The long-term safety and efficacy of these technologies and exposure profile of our programs compared to currently approved products is unknown. Additionally, there can be no assurance that our ongoing and planned clinical trials will generate results compared to those observed for ivonescimab, particularly where we conduct trials outside of NSCLC.
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
Before obtaining approval from regulatory authorities for the commercialization of any of our product candidates, we must conduct extensive clinical trials to demonstrate the safety purity, potency, and efficacy of the product candidate in humans. Before we can initiate clinical trials for any product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an Investigational New Drug application (“IND”) or similar regulatory submission. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays and increase the costs of our preclinical development programs. Moreover, even if we commence clinical trials, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion of our ongoing and planned clinical trials for our product candidates could significantly affect our product development timelines and product development costs and harm our financial position.
We do not know whether our planned preclinical studies or clinical trials will begin on time or be completed on schedule, if at all. The timing for commencement, data readouts and completion of clinical trials can be delayed for a number of reasons, including delays related to:
•inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•obtaining allowance or approval from regulatory authorities to commence a trial or reaching a consensus with regulatory authorities on trial design;
•the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
•any failure or delay in reaching an agreement with Contract Research Organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•delays in identifying, recruiting and training suitable clinical investigators;
•obtaining approval from one or more institutional review boards, or IRBs, or ethics committees at clinical trial sites;
•IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•changes or amendments to the clinical trial protocol;

•clinical sites deviating from the trial protocol or dropping out of a trial;
•failure by our CROs to perform in accordance with Good Clinical Practice (“GCP”) requirements or applicable regulatory rules and guidelines in other countries;
•manufacturing sufficient quantities of our product candidates, or obtaining sufficient quantities of combination therapies for use in clinical trials;
•subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including subjects failing to remain in our trials;
•patients choosing an alternative product for the indications for which we are developing our product candidates, or participating in competing clinical trials;
•lack of adequate funding to continue a clinical trial, or costs being greater than we anticipate;
•subjects experiencing severe or serious unexpected drug-related adverse effects;
•occurrence of serious adverse events in trials of the same class of agents conducted by other companies that could be considered similar to our product candidates;
•selection of clinical endpoints that require prolonged periods of clinical observation or extended analysis of the resulting data;
•transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization (“CMO”), delays or failure by our CMOs or us to make any necessary changes to such manufacturing process, or failure of our CMOs to produce clinical trial materials in accordance with current Good Manufacturing Practice (“cGMP”) or similar foreign requirements, regulations or other applicable requirements; and
•third parties being unwilling or unable to satisfy their contractual obligations to us in a timely manner.
Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations and guidelines, and remain subject to oversight by these governmental agencies and ethics committees or Institutional Review Boards (“IRBs”) at the medical institutions where such clinical trials are conducted. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or applicable clinical trial protocols, adverse findings from inspections of clinical trial sites by the FDA or comparable foreign regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to regulators or to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
Further, conducting clinical trials in foreign countries, as we may do for our future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled subjects in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks, including war, relevant to such foreign countries.
Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

In addition, many of the factors that cause, or lead to, the termination suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Any resulting delays to our clinical trials could shorten any period during which we may have the exclusive right to commercialize our product candidates. In such cases, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects.
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union (“EU”) recently evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”), to be submitted in each EU member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.
If we encounter difficulties enrolling patients in our future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials will depend, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or other comparable regulatory authorities.
Patient enrollment in clinical trials may be affected by other factors, including:
•size and nature of the targeted patient population;
•severity of the disease or condition under investigation;
•availability and efficacy of approved therapies for the disease or condition under investigation;
•patient eligibility criteria for the trial in question as defined in the protocol;
•perceived risks and benefits of the product candidate under study;
•clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any products that may be approved for, or any product candidates under investigation for, the indications we are investigating;
•efforts to facilitate timely enrollment in clinical trials;
•patient referral practices of physicians;
•the ability to monitor patients adequately during and after treatment;
•proximity and availability of clinical trial sites for prospective patients;
•continued enrollment of prospective patients by clinical trial sites; and
•the risk that patients enrolled in clinical trials will drop out of such trials before completion.
Additionally, other pharmaceutical companies targeting these same diseases are recruiting clinical trial patients from these patient populations, which may make it more difficult to fully enroll any clinical trials. We also rely on, and will continue to rely on, CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and preclinical studies. Though we have entered into agreements governing their services, we will have limited influence over their actual performance. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain regulatory approval for the sale of our product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining enrollment of such patients in our clinical trials.
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
Use of our product candidates could be associated with adverse side effects, adverse events or other properties or safety risks, which could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon a product candidate, limit the commercial profile of an approved product or result in other significant negative consequences that could severely harm our business, prospects, operating results and financial condition.
Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates, whether used alone on in combination with other therapies, could cause us or regulatory authorities to interrupt, delay or halt clinical trials or lead to the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities, or, if such product candidates are approved, result in a more restrictive label and other post-approval requirements. Any treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial, or could result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials, when used alone or in combination with other approved products or investigational drugs, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.
Patients in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or previous clinical trials. Patients treated with our product candidates may also be undergoing surgical, radiation or chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate, but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. If such significant adverse events or other side effects are observed in any of our ongoing or planned clinical trials, we may have difficulty recruiting patients to the clinical trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Even if the side effects do not preclude the product candidate from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance due to tolerability concerns as compared to other available therapies. Any of these developments could materially harm our business, financial condition and prospects.
Additionally, if any of our product candidates receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. For example, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy (“REMS”), to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We or our collaborators may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop alone. Other potentially significant negative consequences associated with adverse events include:
•we may be required to suspend marketing of a product, or we may decide to remove such product from the marketplace;
•regulatory authorities may withdraw or change their approvals of a product;
•regulatory authorities may require additional warnings on the label or limit access of a product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment;
•we may be required to create a medication guide outlining the risks of a product for patients, or to conduct post-marketing studies;
•we may be required to change the way a product is administered;
•we could be subject to fines, injunctions, or the imposition of criminal or civil penalties, or be sued and held liable for harm caused to subjects or patients; and
•a product may become less competitive, and our reputation may suffer.
Any of these events could diminish the usage or otherwise limit the commercial success of our product candidates and prevent us from achieving or maintaining market acceptance of our product candidates, if approved by the FDA or other regulatory authorities.
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
Because we have limited financial and managerial resources, we focus our research and development efforts on certain selected programs. We have and may continue to utilize Paragon Therapeutics, Inc. (“Paragon”) to conduct certain research activities (primarily preclinical studies) pursuant to discovery and option agreements into which we may enter, such as the Antibody Discovery and Option Agreement, dated September 19, 2024 (the “Antibody Paragon Option Agreement”), by and among Crescent, Paragon, and Parascent Holding LLC. We previously entered into the Amended and Restated ADC Discovery and Option Agreement, dated April 28, 2025 (the “ADC Paragon Option Agreement” and together with the Antibody Paragon Option Agreement, the “Paragon Option Agreements”), by and among Crescent, Paragon and Parascent Holding LLC, and we incurred certain obligations with respect to this agreement. On February 24, 2026, we provided notice to Paragon of our intention to terminate the ADC Paragon Option Agreement and we anticipate that it will be terminated as of March 26, 2026 and we will no longer license intellectual property rights with respect to Former CR-003 following the Option Agreement Termination.
For example, we are initially focused on our lead programs, CR-001, CR-002 and CR-003. As a result, we may forgo or delay pursuit of opportunities with other programs such as CR-004 that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. In addition, historically we have selected product candidates amongst a variety of potential product candidates from Paragon, and the product candidates we have selected, initially CR-001 and CR-002, may fail to be viable commercial products or the product candidates we do not select may have a greater likelihood of success.
Any approved products resulting from our current programs or any future program may not achieve adequate market acceptance among clinicians, patients, healthcare third-party payors, and others in the medical community necessary for commercial success and we may not generate any future revenue from the sale or licensing of such products.
Even if regulatory approval is obtained for a product candidate resulting from one of our current or future programs, they may not gain market acceptance among physicians, healthcare professionals, patients, healthcare payors, or the medical community. We may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. There are several approved products and product candidates in later stages of development for the treatment of solid tumors, including pembrolizumab. In addition, Opdivo, a PD-1 inhibitor, and Yervoy®, a CTLA-4 inhibitor, in combination are approved by the FDA for treating various cancers, including metastatic melanoma, advanced renal cell carcinoma, and certain types of colorectal cancer. CR-001 utilizes a proprietary anti-PD-1/anti-VEGF bispecific antibody for its proposed method of action, and is designed to recapitulate the targeting, binding, cooperativity and pharmacokinetics of ivonescimab, an anti-PD-1/anti-VEGF bispecific antibody that demonstrated significantly improved PFS to market-leading pembrolizumab in a large third-party Phase 3 clinical trial. Although checkpoint inhibitors are highly effective in some patients, most patients with solid tumors fail to respond to these therapies. Furthermore, patients who do respond do not always achieve durable responses. With respect to CR-002 and CR-003, regarding ADC development, we are aware of other ADC product candidates in clinical development for solid tumor indications, including, but not limited to, PDL1V (Pfizer), HLX-43 (Henlius), sigvotatug vedotin (Pfizer). Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt a biologic that uses cooperative binding qualities for our targeted indications, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any programs developed by us or our existing or future collaborators. Serious adverse events, including fatal pulmonary hemorrhage, observed in anti-VEGF inhibitors, such as bevacizumab, may adversely affect our ability to gain market acceptance. Market acceptance of our product candidates may be negatively impacted by potential poor performance of our competitors, including the occurrence of serious adverse events in such competitors’ clinical trials or failure by such competitors to obtain and maintain regulatory approval for their product candidates.
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
We intend to conduct clinical trials, initially for our CR-001 program and for future programs, at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.
We intend to conduct clinical trials for CR-001 outside of the United States, and expect to conduct one or more of our future clinical trials for CR-002, CR-003, and any other future programs outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the study was not otherwise subject to an IND, the FDA will not accept the data as support for an application for regulatory approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.
There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the relevant jurisdiction. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Even if the

FDA accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.
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
The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive, and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including our lead program, CR-001, and other planned programs, CR-002, CR-003 and CR-004, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication, or with respect to our product candidates regulated as biologics, that such candidates are safe, pure, and potent for their intended uses. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining regulatory approval. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical, or other data.
Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including:
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe, pure, potent, or effective for its proposed indication(s);
•the results of clinical trials may not meet the level of statistical persuasiveness required by the FDA or comparable foreign regulatory authorities for approval;
•serious and unexpected drug-related side effects may be experienced by patients in our clinical trials or by individuals using drugs similar to our product candidates;
•we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of a Biologics License Application (“BLA”) or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials;
•the FDA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling, and/or the specifications of our product candidates;

•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
Additionally, we expect that certain product candidates may be regulated as a combination product that consists of both a biologic and a medical device. Developing and obtaining regulatory approval for combination products can pose unique challenges because they involve components that are regulated under different types of regulatory requirements and potentially by different FDA centers. As a result, such product candidates may raise regulatory, policy and review management challenges. Differences in regulatory pathways for each component of a combination product can impact the regulatory processes for all aspects of product development and management, including clinical investigation, marketing applications, manufacturing and quality control, adverse event reporting, promotion and advertising, user fees and post approval modifications. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process.
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
We believe that any of our product candidates approved as biologics under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of uncertain marketplace and regulatory factors that are still developing.
Even if we receive regulatory approval of our product candidates, we will be subject to extensive ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experiences unanticipated problems with our product candidates.
Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions, or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training, and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. In addition, if the FDA or comparable foreign regulatory authorities approve our product candidates, our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export will be subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCPs for any clinical trials that we conduct following approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs.
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

For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. On April 26, 2023, the European Commission published a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. The European Parliament and the Council of the EU adopted their respective positions on April 10, 2024 and June 4, 2025 and a common position on the text was agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.
Current and future U.S. healthcare reform legislation or regulation may increase the difficulty and cost for us to obtain coverage for and commercialize any of our current or future product candidates and may adversely affect the prices we may set.
In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any of our current or future product candidates for which we obtain regulatory approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.
For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the ACA, was enacted in the United States. The ACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded eligibility criteria for Medicaid programs; expanded the entities eligible for discounts under the 340B drug pricing program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments to providers were reduced under the sequestration required by the Budget Control Act of 2011, which will remain in effect through the 2032 fiscal year, unless additional Congressional action is taken. Additionally, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on the Medicaid drug rebate, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.
Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products. On August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. Among other things, the IRA (i) directs the Department of Health and Human Services, or HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare; (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; (iii) reduces the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023. The Centers for Medicare & Medicaid Services, or CMS, published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s drug price negotiation program provisions. The outcome of this litigation as well as the effects of the IRA on the pharmaceutical industry cannot yet be fully determined but is likely to be significant. Additional drug pricing proposals could appear in future legislation.

More recently, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.
The current Presidential administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how such policies will be implemented, the proposed policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our product candidates, if approved. As part of this strategy, President Trump has proposed imposing significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. In addition, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although final regulations have not yet been published. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.
At the state level, state governments have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards with the goal of imposing price limits on certain drugs in these states, while some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for any of our current and future product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, financial condition, results of operations and prospects.
We expect that these existing laws and other healthcare reform measures both at the federal and state level that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.
In the EU, similar developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or EU member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.
On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
•the demand for our current or future product candidates, if we obtain regulatory approval;
•our ability to set a price that we believe is fair for our products;
•our ability to obtain coverage and reimbursement approval for a product;
•our ability to generate revenue and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.
We are subject to various U.S. federal, state and foreign healthcare laws and regulations, which could increase compliance costs, and our failure to comply with these laws and regulations could harm our reputation, subject us to significant fines and liability or otherwise adversely affect our business.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our product candidates, if approved. any products for which we obtain regulatory approval. Such laws include:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation;
•the federal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives), and teaching hospitals and other healthcare providers, as well as ownership and investment interests held by physicians and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some state laws that require pharmaceutical companies to report information on the pricing of certain drug products; and some state and local laws that require the registration or pharmaceutical sales representatives.
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
The successful commercialization of any of our current or future product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies.
The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as any of our current or future product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Accordingly, we will need to successfully implement a coverage and reimbursement strategy for any approved product candidate. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments or other cost-sharing that patients find unacceptably high.
Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third-party payor may consider our products as substitutable and offer to reimburse patients only for a less expensive competitor product. Even if we are successful in demonstrating improved efficacy or improved convenience of administration with our products, pricing of existing drugs may limit the amount we will be able to charge for our products. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products and may not be able to obtain a satisfactory financial return on products that we may develop.
There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered. Some third-party payors may require pre-approval of coverage or implement prior authorization or step therapy programs for new or innovative devices or drug therapies before they will reimburse patients who use such therapies, which may be time-consuming or costly for patients and lead to a reduction in revenue. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for any of our current or future product candidates.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.
Obtaining and maintaining reimbursement status is time-consuming, costly and uncertain. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. However, no uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, and, in some cases, at short notice, and we believe that changes in these rules and regulations are likely. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.
Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on the pricing and usage of any of our current or future product candidates, if approved in these jurisdictions. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.
Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of any of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative and regulatory changes. The downward pressure on healthcare costs in general, and prescription drugs, surgical procedures and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. See “Risks Related to Government Regulation—Current and future U.S. healthcare reform legislation or regulation may increase the difficulty and cost for us to obtain coverage for and commercialize any of our current or future product candidates and may adversely affect the prices we may set” for additional related information.
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
In some countries, particularly member states of the EU (“EU member states”), the pricing of prescription medicinal product is subject to governmental control. EU member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a medicinal product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced EU member states, can further reduce prices. To obtain coverage and reimbursement or pricing approvals in some countries, we or current or future collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. This Health Technology Assessment (“HTA process”), which is currently governed by the national laws of the individual EU member states, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations, or prospects could be materially and adversely affected.
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
Risks Related to Our Intellectual Property
We do not currently solely own any issued patents or pending patent applications. Therefore, our ability to obtain and protect our patent rights, and protect other proprietary rights, is uncertain, exposing us to the possible loss of competitive advantage.
Our success depends, and will continue to depend, in large part on our ability to obtain and maintain patent protection for our platform technologies, programs, and their uses, as well as our ability to operate without infringing on or violating the proprietary rights of others. Our ability to protect our technologies from unauthorized making, using, selling, offering to sell, or importing by third parties may depend on the extent to which we have rights under valid and enforceable patents that cover these activities. We rely, and will continue to rely, upon a combination of patents, trademarks, trade secret protection, confidentiality agreements, and licensing and collaboration arrangements to protect and expand the intellectual property related to our programs and technologies. While we do not currently solely own any patents or patent applications, we in-license certain patent rights from Paragon pursuant to those certain License Agreements, dated each of April 28, 2025 (the “CR-001 License Agreement”) and November 5, 2025 (the “CR-002 License Agreement”), each by and between us and Paragon (collectively, the “Paragon License Agreements”) relating to certain of our product candidates, and patent rights from Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd. (“Kelun”) pursuant to that certain License and Collaboration Agreement, dated December 2, 2025, by and between us and Kelun relating to CR-003 outside of mainland China, Hong Kong, Macau and Taiwan. Paragon has filed and we, alone and/or jointly with Paragon, have filed or intend to file provisional patent applications directed to antibodies that target PD-1 and VEGF, including, for example, applications covering composition of matter, dosing, pharmaceutical formulations, and methods of using such antibodies, including, but not limited to, CR-001. In addition, Paragon has filed and we, alone and/or jointly with Paragon, intend to file provisional patent applications directed to ADCs, including, for example, applications covering composition of matter, dosing, pharmaceutical formulations, and methods of using such antibodies, including, but not limited to, CR-002. Kelun has filed, and we and Kelun, alone and/or jointly, intend to file patent applications directed to ADCs, including, for example, applications covering composition of matter, dosing, pharmaceutical formulations, and methods of using such antibodies, including, but not limited to, CR-003. However, we or our licensors may not be able to protect our owned or in-licensed intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of patents, trade secrets, and other intellectual property. Filing, prosecuting, and defending patents on programs worldwide would be expensive and our intellectual property rights in some foreign jurisdictions can be less extensive than those in the United States; the reverse may also occur. As such, we may not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we apply for them. Our competitors may operate in countries where we do not have patent protection and can freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where we do not have patent protection and/or pending patent applications.
Our intellectual property portfolio is at an early stage. We do not currently solely own any issued patents or pending patent applications. Our in-licensed or future solely owned patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our programs or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products, or programs. Even if these patents are granted, they may be difficult to enforce. If we do not obtain patent coverage for the work we are conducting, or if we obtain such rights but they are invalidated or rendered unenforceable, we may be unable to exclude competitors from pursuing and marketing the same or similar product candidates. Other risks we face if we are not able to obtain and maintain patent coverage for our product candidates are the reduction in valuation of our product candidates, and ultimately of us as a company, by potential investors, and our inability to assert claims for infringement against third parties or counterclaim against such third parties or negotiate more advantageous settlement parameters. Further, any issued patents that we may license or own covering our programs could be narrowed or found invalid or unenforceable if challenged in court and/or before administrative bodies in the United States or abroad, including the United States Patent and Trademark Office (“USPTO”). Further, if we encounter delays in our clinical trials or delays in obtaining regulatory approval, the period of time during which we could market our product candidates under patent protection may be reduced. Thus, the patents that we may own and/or license may not afford us any meaningful competitive advantage.
In addition to seeking patents for some of our technology and programs, we may also rely on trade secrets, including unpatented know-how, technology, and other proprietary information, to maintain our competitive position. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities, or third-party consultants and vendors that we engage to perform research, clinical trials, or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. In order to protect our proprietary technology and processes, we rely, and will continue to rely, in part on confidentiality agreements and, if applicable, material transfer agreements, consulting agreements, or other similar agreements prior to beginning research and/or disclosing proprietary information with parties, such as collaborators, employees, consultants, outside scientific collaborators, and sponsored researchers and other advisors. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants under which they are obligated to maintain confidentiality and to assign their inventions to us. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We may need to share our proprietary information, including trade secrets, with current or future business partners, licensors, collaborators, contractors, and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or state actors and those affiliated with or controlled by state actors. In addition, while we undertake efforts to protect our trade secrets and other confidential information from disclosure, others may independently discover trade secrets and proprietary information, and in such cases, we may not be able to assert any trade secret rights against such party. Enforcing a claim that a party disclosed or misappropriated our trade secrets, or securing title to an employee- or consultant-developed invention if a dispute arises, is challenging and the outcome is unpredictable. In addition, courts outside of the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
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
Because our development programs currently rely, and will continue to rely, on intellectual property rights in-licensed from Paragon and Kelun under each of the Paragon License Agreements and Kelun License Agreement, respectively, and may in the future require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may in the future be unable to acquire or in-license compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we identify as necessary for our programs. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on commercially reasonable terms or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we do obtain, our ability to commercialize any of our targeted therapeutics, if approved, would likely be delayed, or we may have to abandon development of the relevant program, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Certain of our current or future in-licensed patent families were or may be drafted, filed, and prosecuted by our current or future licensors, including Paragon and Kelun, and even where we now control the right to prosecution of certain in-licensed patent families, we are and may in the future be required to solicit input and consider comments from Paragon, Kelun or other future licensors. Additionally, while we have obtained or intend to obtain the right to control the prosecution, defense, maintenance, and enforcement of certain patents relating to our programs, there may be times when the filing and prosecution activities for patents and patent applications relating to our programs are solely or substantially controlled by our future licensors or collaboration partners. If we, Paragon, Kelun or any of our future licensors or collaboration partners fail to prosecute, maintain, and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected, and we may not be able to prevent competitors from making, using, selling, and importing competing products. In addition, even if patents are issued from patent applications prosecuted by our licensors, our licensors may determine not to pursue litigation against third parties that are infringing these patents or may pursue such litigation less aggressively than we would. In addition, even where we are granted the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our current or future licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.
Our current or future licensors, including Paragon and Kelun, may rely on third-party consultants or collaborators or on funds from third parties such that our current or future licensors are not the sole and exclusive owners of the patents we in-license. If other third parties have ownership rights to our current or future in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
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
Disputes may arise between us and our current or future licensors regarding intellectual property subject to a license agreement, including: the scope of rights granted under the license agreement and other interpretation-related issues; whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement; our right to sublicense patents and other rights to third parties; our right to transfer or assign the license; the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our current or future licensors or partners; and the priority of invention of patented technology. If we or our current or future licensors breach the terms of our license agreements, such breach may have a material adverse effect on our business and the commercialization efforts for our programs.
Our current collaboration with Kelun and any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our products.
Our current or future collaborations, including our current collaboration with Kelun, may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;
•collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;
•disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our current or future products or that results in costly litigation or arbitration that diverts management attention and resources;

•collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
•a collaborator with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;
•we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•collaborators may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability or business risk;
•collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products or products;
•collaborators may own or co-own intellectual property covering our product candidates that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and
•a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.
We may be subject to patent infringement claims or may need to file claims to protect our intellectual property, which could result in substantial costs and liability and prevent us from commercializing our potential products.
Because the intellectual property landscape in the biotechnology industry is rapidly evolving and interdisciplinary, it is difficult to conclusively assess our freedom to operate and guarantee that we can operate without unintentionally infringing on or violating third-party rights. If certain of our product candidates are ultimately granted regulatory approval, patent rights held by third parties, if found to be valid and enforceable, could be alleged to render one or more of our product candidates, or our actions relating thereto, infringing. If a third party successfully brings a claim against us, we may be required to pay substantial damages, be enjoined and potentially forced to abandon any affected product candidate and/or seek a license from the patent holder, which may include ongoing royalty obligations. In addition, any intellectual property claims (e.g., patent infringement or trade secret misappropriation) brought against us, whether or not successful, may cause us to incur significant legal expenses and divert the attention of our management and key personnel from other business concerns. We cannot be certain that our current or future owned or in-licensed patent applications and patents, if filed and issued, will not be challenged by others, whether in the course of litigation or in agencies like the USPTO or foreign administrative bodies. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise funds.
Competitors may infringe or otherwise violate our current or future patents, trademarks, copyrights, or other intellectual property. To counter infringement or other violations, we may be required to file claims, which can be expensive and time-consuming. Any such claims could provoke these parties to assert counterclaims against us, including claims alleging that we infringe their patents or other intellectual property rights and/or that our patents are invalid and/or unenforceable. In addition, in a patent infringement proceeding, a court or administrative body may decide that one or more of the patents we assert is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to prevent the other party from using the technology at issue on the grounds that our patents do not cover the technology. Similarly, if we assert trademark infringement claims, a court or administrative body may determine that the marks we have asserted are invalid or unenforceable or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In such a case, we could ultimately be forced to cease use of such marks. In any intellectual property litigation, even if we are successful, any award of monetary damages or other remedy we receive may not be commercially valuable.
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

In addition, if our programs are found to infringe the intellectual property rights of third parties, these third parties may assert infringement claims against our current or future licensors or licensees and other parties with whom we have business relationships and we may be required to indemnify those parties for any damages they suffer as a result of these claims, which may require us to initiate or defend protracted and costly litigation on behalf of licensees and other parties regardless of the merits of such claims. If any of these claims succeed, we may be forced to pay damages on behalf of those parties or may be required to obtain licenses for the products they use.
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
Although we do not currently own or in-license any granted patents, if we obtain such patents in the future, changes in either the patent laws or interpretation of patent laws in the United States, including patent reform legislation such as the Leahy-Smith Act could increase the uncertainties and costs surrounding the prosecution of our owned and in-licensed patent applications, if any, and the maintenance, enforcement, or defense of our owned and in-licensed issued patents, if any. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications, if any, and the enforcement or defense of our issued patents, if any, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Additionally, the USPTO and patent offices in other jurisdictions have often required that patent applications directed to pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Accordingly, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated. Thus, there is no assurance as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issued.
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
In addition, a European Unified Patent Court (“UPC”) entered into force on June 1, 2023. The UPC is a common patent court that hears patent infringement and revocation proceedings effective for EU Member States. The broad geographic reach of the UPC could enable third parties to seek revocation of any of our future owned or in-licensed European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the individual European Union member states in which the European patent is validated. Under the UPC, a successful revocation proceeding for a European Patent under the UPC would result in loss of patent protection in those European Union countries. Accordingly, a single proceeding under the UPC could result in the partial or complete loss of patent protection in numerous European Union countries. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects, and results of operations. Moreover, the controlling laws and regulations of the UPC will develop over time and we cannot predict what the outcomes of cases tried before the UPC will be. The case law of the UPC may adversely affect our ability to enforce or defend the validity of our European patents. Patent owners have the option to opt-out their European patents from the jurisdiction of the UPC, defaulting to pre-UPC enforcement mechanisms.
Any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce or defend the validity of any European patents we may obtain. We or our current or future licensors may decide to opt out from the UPC any future European patent applications that we or our current or future licensors may file and any patents we or such licensors may obtain. If certain formalities and requirements are not met, however, such European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that any of our future owned or in-licensed European patents and patent applications will avoid falling under the jurisdiction of the UPC, even if we or our current or future licensors decide to opt out of the UPC.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submissions, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees, renewal fees, annuities fees, and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If we fail to maintain our current or future owned or in-licensed patents and patent applications covering our programs, our competitive position would be adversely affected.
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
In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our future owned or in-licensed issued patents or our current or future owned or in-licensed pending applications, if filed, or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering products or technology similar to ours. Any such patent application may have priority over our current or future owned or in-licensed patent applications or patents, if filed and issued, which could require us to obtain rights to issued patents covering such technologies.
We may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
We may be subject to claims that former employees, collaborators, or other third parties have an interest in our future owned or in-licensed patents, if filed and issued, or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being invalid or unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our programs, or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. While we typically require employees, consultants, and contractors who may develop intellectual property on our behalf to execute agreements assigning such intellectual property to us, we may be unsuccessful in obtaining execution of assignment agreements with each party who in fact develops intellectual property that we regard as our own. Moreover, even when we obtain agreements assigning intellectual property to us, the assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached. In either case, we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
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
Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and in-licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
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
The technology we currently license from Paragon and Kelun and any future technology we may license from various third parties in the future, may be subject to retained rights.
Our current and future licensors may retain certain rights under the relevant agreements with us, including the right to use or license the licensed technology outside of the scope of our license, use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse. In addition, while we seek to obtain certain restrictions on our current or future licensors’ abilities to develop products that could be competitive with ours, these restrictions may not prevent the possible future license or development by our current or future licensors, including Paragon or Kelun, of certain technology that could lead to product candidates competitive with ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.
We may be unable to protect the confidentiality of our trade secrets and other proprietary information.

Our success depends, in part, on our ability to maintain the confidentiality of our proprietary know-how, trade secrets and other confidential information, including product candidate sequence information, manufacturing processes, formulation technologies, dosing regimens, analytical techniques, and other technical information that provides us with a competitive advantage. We rely, and will continue to rely, on confidentiality agreements and other contractual protections with employees, consultants, collaborators, contract manufacturers and other third parties to protect our trade secrets and proprietary information. However, these agreements may not effectively prevent unauthorized disclosure or use of our confidential information and may not provide an adequate remedy in the event of such disclosure or use. Despite our efforts to protect our trade secrets and proprietary information, unauthorized parties may attempt to obtain, copy or use our proprietary technologies and information through various means, including cyber incidents, reverse engineering, physical breaches of our facilities, or misappropriation by current or former employees, consultants, advisors, contractors or other third parties with whom we share our proprietary information. The risk of unauthorized disclosure or misappropriation is heightened given the number of third parties with whom we must share confidential information in connection with clinical trials, regulatory submissions, manufacturing arrangements and strategic collaborations. For example, our contract manufacturing organizations and clinical trial sites must have access to certain proprietary manufacturing processes, formulation information and clinical data to perform their contracted services. Any disclosure, intentional or unintentional, by our employees, consultants or collaborators, or any misappropriation by third parties, of our trade secret or proprietary information could enable competitors to duplicate or surpass our products, potentially harming our competitive position. Trade secret protection may also be inadequate if we are unable to demonstrate that information qualifies for protection under the Defend Trade Secrets Act of 2016 or state or local laws, if we fail to take reasonable measures to maintain its secrecy. If we are unable to maintain the confidentiality of our proprietary technology, know-how and other confidential information, our ability to obtain patent protection or to protect our proprietary information may be jeopardized, competitors may be able to use our technologies to develop competing products, and our business, financial condition and results of operations could be materially and adversely affected.

BPCIA litigation is complex, costly, and unpredictable, and unfavorable outcomes could result in the invalidity or unenforceability of our patents.

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) established an abbreviated regulatory pathway for biosimilar product candidates, along with procedures for patent disputes between reference product sponsors and biosimilar applicants. Under the BPCIA, biosimilar applicants may submit an abbreviated biologics license application seeking approval to market biosimilar versions of our biological products. The BPCIA provides for an information exchange process known as the “patent dance” designed to identify relevant patents and facilitate early resolution of patent disputes; however, participation in the “patent dance” is not required by biosimilar applicants. The BPCIA patent litigation framework is relatively new, and judicial precedent interpreting its provisions continues to evolve, creating uncertainty. As soon as four (4) years after approval of a product by the FDA, we may be subjected to BPCIA litigation brought by biosimilar applicants and forced to defend our intellectual property rights covering that product, and such litigation is likely to be expensive, time-consuming and complex. Competitors may challenge our patents by filing abbreviated biologics license applications and declining to fully participate in the patent dance, forcing us to file patent infringement lawsuits on short timelines or potentially forfeiting our ability to assert certain patents. The BPCIA framework allows biosimilar applicants to control certain aspects of the litigation process, including the timing of their notice of commercial marketing, which triggers additional patent enforcement opportunities but may result in sequential waves of litigation extending over several years. Patent litigation under the BPCIA may involve patents covering various aspects of our products, including composition of matter, formulations, manufacturing processes, and methods of use, and we may face difficulty in demonstrating infringement of certain types of patents. If we are unsuccessful in such litigation or if courts invalidate, hold unenforceable, or narrowly construe our patents, biosimilar competitors could enter the market, which could significantly harm our business. Even if we are successful in patent litigation, the length and expense of such proceedings could divert management attention and financial resources from our business operations. We may face biosimilar competition even if our patents are held to be valid and enforceable and have additional remaining terms, particularly where competitors successfully design around our patents or demonstrate that their products do not infringe. Our inability to adequately protect patents covering our products from biosimilar competition could materially and adversely affect our business.

Risks Related to Our Reliance on Third Parties
We currently rely on licensing arrangements with Paragon and Kelun under the Paragon License Agreement and Kelun License Agreement and may in the future rely on other intellectual property licensed from third parties. If we are unable to maintain our current collaborations or licensing arrangements, or if our collaborations or licensing arrangements are not successful, our business could be negatively impacted.
We rely on our current and future licensing arrangements with Paragon and Kelun under the Paragon License Agreements and Kelun License Agreement for intellectual property rights underlying our current product candidates, and may in the future rely on licensing arrangements with other third parties for rights to a substantial portion of our discovery capabilities and product candidates, including for CR-001 and CR-002.
Our current or future collaborations or licensing arrangements may not be successful, and any success will depend heavily on the efforts and activities of such collaborators or licensors. If any of our current or future collaborators or licensors experiences delays in performance of, or fails to perform, its obligations under their agreement with us, disagrees with our interpretation of the terms of such agreement, or terminates their agreement with us, our programs could be adversely affected. If we fail to comply with any of the obligations under our current or future collaborations or license agreements, including payment terms and diligence terms, such as requirements to use commercially reasonable efforts to develop and commercialize products covered by the licensed intellectual property rights in our respective territory, our current or future collaborators or licensors may have the right to terminate such agreements, in which event we may lose intellectual property rights and may not be able to develop, manufacture, market, or sell the products covered by our agreements or may face other penalties under our agreements. Our current or future collaborators and licensors may also fail to properly maintain or defend the intellectual property we have licensed from them, if required by our agreement with them, or even infringe upon, our intellectual property rights, leading to the potential invalidation of our intellectual property or subjecting us to litigation or arbitration, any of which would be time-consuming and expensive and could harm our ability to commercialize our product candidates. In addition, our current or future collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our programs and products if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.
As part of our strategy, we plan to evaluate additional opportunities to enhance our capabilities and expand our development pipeline or provide development or commercialization capabilities that complement ours. We may not realize the benefits of such collaborations or licensing arrangements. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing shareholders, or disrupt our management and business.
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
We have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, contract testing labs, and strategic partners, to conduct and support our preclinical studies and clinical trials under agreements with us. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing, and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP regulations, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our programs in clinical development. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving any marketing applications we may submit. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced under cGMP regulations or similar foreign requirements. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our programs. These third parties may be involved in mergers, acquisitions, or similar transactions and may have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could negatively affect their performance on our behalf and the timing thereof and could lead to products that compete directly or indirectly with our product candidates. In addition, principal investigators for our clinical trials may be asked to serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any application we submit. Any such delay or rejection could prevent us from commercializing our product candidates.
In addition, our CROs have the right to terminate their agreements with us in the event of an uncured material breach and under other specified circumstances. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms or at all. Switching or adding additional CROs, investigators and other third parties involves additional cost and requires our management’s time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we work to carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
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
We rely on third parties who operate in China, which may expose us to additional risks.
In addition, we currently rely on foreign CROs and CMOs, including WuXi Biologics (Hong Kong) Limited (“WuXi”) for CR-001, CR-002 and CR-003, for formulation and manufacturing of our stage 1 clinical trial materials, and will likely continue to rely on foreign CROs and CMOs in the future. Kelun is also based in China. On December 18, 2025, President Trump signed into law the National Defense Authorization Act of 2026 (“NDAA”), which includes § 851 often referred to as “the BIOSECURE Act”. Under the BIOSECURE Act, U.S. government agencies cannot (1) buy or obtain biotechnology equipment or services provided by a “biotechnology company of concern” (“BCC”); (2) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC; or (3) expend loan or grant funds for biotechnology equipment or services provided by a BCC, whether directly or through a loan or grant recipient. The BIOSECURE Act does not bar a U.S. company from all federal contracts or grants simply because it does business with a BCC. The restriction applies only when a federal contract or grant would procure covered biotechnology equipment or services—directly or indirectly—from a designated company. While WuXi is not currently listed as a BCC, earlier BIOSECURE drafts explicitly named it as a BCC. Additionally, on December 18, 2025, the chairmen of multiple Senate and House committees, including the House Select Committee on China, sent a letter to the Department of Defense recommending that WuXi be added to the Department of Defense’s 1260H list, which would make WuXi a BCC.
However, there are certain safe harbors, waivers, and exceptions to the BIOSECURE Act. The BIOSECURE Act provides a five-year safe harbor for existing contracts with companies later designated as BCCs under the 1260H or OMB lists. The five-year window begins when the Federal Acquisition Regulations (“FAR”) are updated to implement the Act’s requirements, allowing entities five years to fulfill current contracts, transition to alternative suppliers, and wind down business with BCCs. This safe harbor is unavailable for existing contracts with companies named on the 1260H list as of December 18, 2025. Further, “biotechnology equipment or services” excludes items previously, but no longer, produced by BCCs. Therefore, an entity may retain and continue to use equipment or technology produced by a BCC prior to the BIOSECURE Act’s enactment. Additionally, the Act allows drug manufacturers to remain eligible for the Medicare and Medicaid Drug Part B Rebate Programs if the BIOSECURE Act restrictions are the only reason they cannot enter the VA master agreement required by the Veterans Health Care Act of 1992 (38 U.S.C. § 8126). Finally, the head of an executive agency may waive the Act’s restrictions for up to 365 days, with approval of the Director of the OMB. This waiver can be renewed once for an additional 180 days.

Foreign CMOs may be subject to U.S. legislation, including the BIOSECURE Act, trade restrictions, and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, in April 2025, the United States government imposed significant tariffs on imports from China and other countries and may impose more restrictions on goods, including biologically derived substances, manufactured in or imported from China or impose other restrictions on companies’ ability to work with Chinese biotech companies. Certain of these tariffs have gone into effect. In February 2026, the United States Supreme Court ruled that the use of the International Emergency Economic Powers Act (“IEEPA”) to impose tariffs was not authorized by Congress, invalidating a significant portion of tariffs that had been in effect since April 2025. While the ruling struck down the IEEPA-based tariffs, it does not prevent the administration from imposing tariffs using other legal authorities, and the administration has indicated its intention to pursue alternative statutory mechanisms to reinstate or impose new tariffs.There remains substantial uncertainty regarding future tariff rates and the countries and products to which such tariffs would apply. To the extent tariffs are applicable to the material we import from China and other countries, our financial condition could be adversely affected.

Further, the biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations, and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the UK, could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs. Furthermore, if any of our China-based collaborators or vendors—including WuXi—are designated a BCC under the BIOSECURE Act, our operations and financial condition could be adversely affected by delays or higher costs stemming from U.S. federal restrictions on contracts, grants, and loans involving BCCs, as well as other applicable foreign regulatory requirements. In addition, while we have established relationships with CROs and CMOs outside of China, moving to those suppliers in the event of a geopolitical instability affecting our collaborators in China could introduce delays into our development programs.
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
We do not currently own any facility that may be used as our clinical or commercial manufacturing and processing facility and must currently rely on CMOs to manufacture our product candidates. We have not yet caused any product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates, if approved. We currently have a sole source relationship for our supply of the CR-001 and CR-002 programs, and expect to have a sole source relationship for the supply of the CR-003 program. If there should be any disruption in such supply arrangements, including any adverse events affecting our sole supplier, it could have a negative effect on the clinical development of our programs and other operations while we work to identify and qualify an alternate supply source. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance, and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs, delays, and materially adversely affect our ability to develop, obtain regulatory approval for, or market our product candidates, if approved. Similarly, our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.
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
We are a clinical stage biotechnology company with a limited operating history, and, as of December 31, 2025, we had 44 full-time employees. We have been and will continue to be highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
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
Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable foreign regulatory authority, and may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we fail to comply with the regulatory requirements in international markets and receive applicable regulatory approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. Moreover, even if we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting, and legal requirements and reduced protection of intellectual property rights in some foreign countries.
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
We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, CMOs, suppliers, and vendors acting for or on our behalf may engage in misconduct or other improper activities. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: (i) the laws and regulations of the FDA and other comparable foreign regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, including cGMP requirements or similar foreign requirements, (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad, (iv) laws that require the true, complete and accurate reporting of financial information or data, or (v) laws that prohibit insider trading. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our or our collaborators’ preclinical studies or clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and curtailment of our operations, any of which could adversely affect our business, financial condition, results of operations and prospects.
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
We may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our information technology systems, confidential information or business. Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of our third-party CROs, other contractors (including sites performing our clinical trials), third-party service providers and supply chain companies, and consultants, these systems are potentially vulnerable to attack, breakdown or other damage or service interruptions, misconfigurations, “bugs” or other vulnerabilities, malicious code, system malfunction, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, other social engineering / phishing schemes, denial or degradation of service attacks and sophisticated nation-state and nation-state-supported actors as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. Furthermore, any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.
Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our goods and services. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
We and certain of our service providers are from time to time subject to cyberattacks and security incidents, to the extent that any disruption or security breach were to result in loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of our product candidates could be delayed. Further, our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in, or failure or security breach of, our systems or third-party systems where information important to our business operations or commercial development is stored.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that our measures and those of third-parties will be effective in protecting our systems, networks and internal information. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
We rely on third-party service providers and technologies to operate critical business systems to process internal information in a variety of contexts. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to it, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
If we (or a third party upon whom we rely) experiences a security incident or is perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing internal information (including personal data); litigation (including class claims); indemnification obligations;

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
Following the completion of the Merger, Peter Harwin and Jonathan Violin were elected as the two Preferred Directors by the holders of our Series A Preferred Shares. These two directors, in the aggregate, have six votes on each matter presented to the board of directors, representing 60% of the total votes of the board. As a result, these two Preferred Directors are able to control or significantly influence all matters submitted to our board of directors for approval, including business plans and policies and the appointment and removal of our officers. The holders of our Series A Preferred Shares thereby have influence with respect to the composition of our board of directors and, to the extent they influence the actions of the Preferred Directors, if at all, actions of our board of directors. An affiliate of Fairmount is the sole holder of our Series A Preferred Shares. Mr. Harwin is a Managing Member at Fairmount, and Dr. Violin was previously a Venture Partner at Fairmount.
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
We incurred losses during its history, and we do not expect to become profitable in the near future and may never achieve profitability. As of December 31, 2025, we had federal and state NOL carryforwards of approximately $46.6 million and $37.5 million, respectively. The federal net operating losses may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. The state net operating losses expire at various dates beginning in 2044. It is uncertain if and to what extent various states will conform to federal law. As of December 31, 2025, we had federal and state research and development tax credit carryforwards of approximately $1.9 million and $0.8 million, respectively, which expire at various dates beginning in 2044. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986 (the “Code”), U.S. federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more shareholders or groups of shareholders who own at least 5% of a company’s shares increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.
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
We may become exposed to costly and damaging liability claims, either when testing a product candidate in the clinic or at the commercial stage, and our product liability insurance may not cover all damages from such claims.
We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing, and use of pharmaceutical products. While we currently have no products that have been approved for commercial sale, the future use of a product candidate in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims may be made by patients that use the product, healthcare providers, pharmaceutical companies, or others selling such product. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially and adversely affect the market for our products or any prospects for commercialization of our products. Although we have obtained product liability insurance for our clinical trials, it is possible that any liabilities could exceed our insurance coverage or that in the future we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.
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
Our business could be adversely affected by factors outside of our control, including, but not limited to, economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, geopolitical events, or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.
Broad market and industry factors may negatively affect our operations and the market price of our ordinary shares, including, but not limited to, economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, geopolitical events, or other macroeconomic conditions. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, especially in light of recent comments and executive orders made by the Trump Administration, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), tighter credit, fluctuating interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations, and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers. In 2025, the United States has announced reciprocal tariffs on a variety of countries and products, some of which have been implemented. There remains substantial uncertainty regarding future tariff rates and the countries and products to which such tariffs would apply. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified, or suspended. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine and in the Middle East and rising tensions with China have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. For example, trade policies and geopolitical disputes (including as a result of China-Taiwan relations) and other international conflicts can result in tariffs, sanctions, and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where we source our components or raw materials. In addition, tensions between the United States and China have led to a series of tariffs being imposed by the United States on imports from China mainland, as well as other business restrictions. Tariffs increase the costs of the components and raw materials we source. Countries may also adopt other measures, such as controls on imports or exports of goods, technology, or data, that could adversely impact our operations and supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.
Moreover, fires and other natural disasters may increase in frequency and severity over time due to climate change. If these earthquakes, fires, other natural disasters and similar unforeseen events beyond our control were to occur, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to initiate or expand our clinical trials, our development plans and business.
We may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.
Our business could be negatively impacted by sustainability or environmental, social and corporate governance (“ESG”) matters or our reporting of such matters.
Certain investors, employees, collaborators, and other stakeholders are focused on sustainability and ESG matters. Moreover, certain governmental authorities have proposed or adopted, and may continue to propose or adopt, certain mandated ESG reporting requirements, which, to the extent adopted, could significantly increase our compliance and reporting costs. In parallel, anti-ESG sentiment has gained momentum in the United States and in other jurisdictions, with the U.S. federal government and several states having enacted or proposed “anti-ESG” policies or legislation. We may be perceived to not be properly balancing these conflicting demands with respect to ESG matters, to be not acting responsibly in connection with these matters or, on the other hand, we may be criticized or perceived as not prioritizing returns to our shareholders by those who criticize a company’s focus on ESG matters, either of which could negatively impact us and adversely affect the price of our ordinary shares.
Item 1B Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cyber Risk Management and Strategy
We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. To help protect against risks from cybersecurity threats to these systems, we have implemented cybersecurity processes in accordance with our risk profile and business that are informed by a recognized cybersecurity industry standard.
Our cybersecurity risk management process includes a number of components implemented by our Senior Director, Information Technology and external resources, including risk assessments, security monitoring tools, penetration tests and vulnerability assessments, and employee cybersecurity awareness training. We also engage the services of external partners who provide information security services to help maintain our hardware and software, assist with security monitoring on our devices, and help us draft and implement appropriate information security policies. Our cybersecurity risk management program is integrated into our overall enterprise risk management program.
As part of our cybersecurity risk management process, we take a risk-based approach to the evaluation of third-party vendors based on the criticality and size of the vendor. This process includes a review by our external partners, as appropriate. Where appropriate, we seek to negotiate contractual terms with certain third-party services providers that impose obligations on such services providers with the goal of protecting our confidential information. When possible, we require service providers to maintain information technology security protections.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Our internal information technology systems, or those of any of our CROs, manufacturers, other contractors or consultants, third-party service providers, or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand, and material disruption of our operations.”
Governance Related to Cybersecurity Risks
Our cybersecurity risk assessment, management and strategy processes are led by our President and Chief Operating Officer and our Senior Director, Information Technology. Our management team, including our President and Chief Operating Officer and Chief Financial Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.Our Senior Director, Information Technology has over 20 years of experience in various roles involving managing information security, managing privacy and data protection, developing cybersecurity strategy, and implementing cybersecurity programs. The Senior Director, Information Technology, is informed about and monitors the prevention, mitigation, detection and remediation of cybersecurity incidents through management of the cybersecurity risk management and strategy processes described above. Our President and Chief Operating Officer and our Senior Director, Information Technology, meet regularly with representatives from our external partners to, as applicable, review aspects of the Company’s cybersecurity processes or evaluate risks from cybersecurity threats.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program
The Audit Committee reviews and discusses, at least annually, the Company’s cybersecurity risks, including the Company’s information security and risk management programs, controls and procedures, as well as high level review of the threat landscape facing the Company and the Company’s strategy to mitigate cybersecurity risks and potential security incidents. The Audit Committee also reviews the recovery and communication plans for any unplanned outage or security incident.
The Audit Committee receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding significant new cybersecurity threats or incidents. The Audit Committee provides updates to the board of directors regarding such oversight.
Item 2. Properties
Our headquarters is located in Waltham, Massachusetts, where we lease approximately 25,000 square feet of office space (the “Waltham Lease”). Our Waltham Lease expires in February 2029. We do not own any real property and believe that our current facilities are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our ordinary shares are traded on the Nasdaq Capital Market under the symbol "CBIO".
Holders of Record
As of February 23, 2026, there were approximately 66 holders of record of our ordinary shares. The actual number of holders of our ordinary shares is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in “street name” by brokers or held by other “nominees.” The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
Dividends
We have never declared or paid any cash dividends on our ordinary shares. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our ordinary shares for the foreseeable future.
Recent Sales of Unregistered Securities
On December 2, 2025, we entered into the License and Collaboration Agreement for SKB105 (the “License Agreement”) pursuant to which we and Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd. (“Kelun”) agreed that, in lieu of one of the cash milestone payments of $5,000,000 under the License Agreement, we may elect to issue a number of ordinary shares to Kelun, as determined by dividing $5,000,000 by the volume-weighted average price of our ordinary shares on Nasdaq over the twenty (20) consecutive trading days immediately preceding the date of the achievement of such milestone event. Such issuance would be considered an unregistered offering exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The foregoing did not involve any underwriters, underwriting discounts or commissions or any public offering.
On December 4, 2025, we entered into a Securities Purchase Agreement, pursuant to which we sold an aggregate of (i) 13,664,251 Ordinary Shares at a purchase price of $13.41 per share (the “Private Placement Shares”) and (ii) pre-funded warrants (the “Private Placement Warrants”) to purchase an aggregate of 131,434 Ordinary Shares (the “Private Placement Warrant Shares”) at a purchase price of $13.409 per Pre-Funded Warrant Share, which represents the per share purchase price of the Private Placement Shares less the $0.001 per share exercise price for each Pre-Funded Warrant Share, for an aggregate purchase price of approximately $185 million (collectively, the “Private Placement”). The shares issued pursuant to the Private Placement were offered and sold in transactions exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof. Each of the investors represented that it was an “accredited investor,” as defined in Regulation D, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.
Additionally, pursuant to the Antibody Discovery and Option Agreement, dated September 19, 2024 (the “Antibody Paragon Option Agreement”), and the Amended and Restated ADC Discovery and Option Agreement, dated April 28, 2025 (the “ADC Paragon Option Agreement” and together with the Antibody Paragon Option Agreement, the “Paragon Option Agreements”), we granted Parascent Holding LLC (“Parascent”) warrants to purchase a number of shares equal to 1.00% of our outstanding ordinary shares as of the date of the grant on a fully-diluted basis, or an aggregate of 402,731 ordinary shares, with an exercise price equal to the fair market value of our underlying shares on the grant date. In connection with terminating the ADC Paragon Option Agreement, which termination is effective as of March 26, 2026, we will grant Parascent warrants to purchase 34,566 of our ordinary shares with an exercise price equal to the fair market value of our underlying shares on the grant date as settlement in full of our remaining obligation to issue warrants to Parascent under the ADC Paragon Option Agreement. Such issuances of warrants were an unregistered offering exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The foregoing did not involve any underwriters, underwriting discounts or commissions or any public offering.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Reserved
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited consolidated financial statements and the related notes included in Part II, Item 8 of this Annual Report on Form 10-K for the twelve months ended December 31, 2025 (this “Annual Report”). The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs and words such as “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” “expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “potential,” “plan,” “seek,” or “continue” and variations of such words and any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, and similar expressions are intended to identify forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Part I, Item 1A “Risk Factors” appearing elsewhere in this Annual Report. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Annual Report. As used in this Annual Report, unless the context suggests otherwise, “we,” “us,” “our,” the “Company,” “Crescent Biopharma, Inc.,” “Crescent,” “GlycoMimetics, Inc.,” “GlycoMimetics,” refers to Crescent Biopharma, Inc. and its consolidated subsidiaries.
Overview
We are a clinical-stage biotechnology company focused on delivering the next wave of transformative therapies to bring a brighter future for people living with cancer. We have a bold vision to build the next leading biotechnology oncology company. We are executing across two distinct strategies to build our portfolio to achieve this vision. First, we are developing CR-001, which we refer to as a PD-1 x VEGF bispecific antibody because it is designed to bind both the PD-1 immune checkpoint (“PD-1”) and Vascular Endothelial Growth Factor (“VEGF”), which has potential to replace pembrolizumab, marketed by Merck as Keytruda®, as the foundational immuno-oncology backbone; second, we are building a robust portfolio of potentially best-in-class antibody drug conjugates (“ADCs”). Importantly, as we execute on these two strategies, we intend to combine CR-001 and ADC therapies to create what we believe will be best-in-class synergistic combinations to transform care for multiple types of cancer. We initiated a global Phase 1/2 trial of CR-001 (the “ASCEND trial”) in February 2026 and we anticipate initiation of CR-002 and CR-003 monotherapy clinical trials in 2026 as well as the first ADC combination trial with CR-001.
We initiated ASCEND, a global Phase 1/2 trial of CR-001 in up to eight solid tumor types in the first quarter of 2026. We believe that, because CR-001 incorporates the functional properties of ivonescimab, early clinical data from ivonescimab can serve as important validation of potential effectiveness and tolerability of both ivonescimab and CR-001, thereby allowing us to move quickly into late-stage development with a level of speed and confidence that would not exist if CR-001 did not incorporate the PD-1 and VEGF binding affinity, potency, and cooperative pharmacology of ivonescimab. In the first quarter of 2027, we anticipate sharing meaningful data on CR-001’s clinical profile, including initial safety, pharmacokinetics (“PK”) and early anti-tumor activity from dose escalation and backfill cohorts in first-line and previously treated patients.
CR-002 is a PD-L1-directed ADC designed to deliver a topoisomerase toxin to cancer cells that express PD-L1, a cell surface protein that suppresses T-cell activation. PD-L1 expression is elevated in numerous solid tumors compared to normal tissues, making it an attractive ADC target. We intend to initiate a Phase 1/2 trial of CR-002 in the second half of 2026.
We recently announced a partnership with Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd. (“Kelun”), a leading Chinese biotech company with commercially approved ADCs, to acquire exclusive rights to SKB105, an integrin beta-6 (“ITGB6”) directed ADC, outside of mainland China, Hong Kong, Macau, and Taiwan (collectively, “Greater China”). We intend to develop SKB105 as CR-003, a product designation which previously referred to a preclinical ADC asset under the Amended and Restated ADC Discovery and Option Agreement, dated April 28, 2025 (the “ADC Paragon Option Agreement”). ITGB6 is a target with emerging clinical data generated by third party ADCs. We believe that CR-003 has the potential to deliver potent antitumor activity based on its improved potency and half-life in preclinical models. A Phase 1/2 trial of CR-003 is anticipated to be initiated in the first quarter of 2026 in China. We believe that CR-002 and CR-003 have the potential to provide therapeutic benefit both when used as monotherapies and in combination with CR-001.
Since our inception in September 2024, we have devoted substantially all of our resources to raising capital, organizing and staffing the Company, business and scientific planning, conducting discovery and research activities, establishing arrangements with third parties, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the reverse recapitalization and merger with GlycoMimetics, Inc., our Pre-Closing Financing, and our Private Placement (as defined and further described in “Recent Developments” below).
We have incurred operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. We incurred net losses of $153.9 million and $17.9 million for the twelve months ended months ended December 31, 2025 and for the period from September 19, 2024 (inception) through December 31, 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $171.8 million. For the twelve months ended December 31, 2025, we have used net cash of $71.5 million for our operating activities.
As of December 31, 2025, we had cash and cash equivalents of $213.2 million. We expect that our existing cash will be sufficient to fund our operating plans for at least twelve months from the date of filing of this Annual Report. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval, and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure.
Recent Developments
The Merger
On June 13, 2025, we consummated the closing (the “Closing”) pursuant to that certain Agreement and Plan of Merger and Reorganization, dated as of October 28, 2024, which agreement was subsequently amended on February 14, 2025 and April 28, 2025 (as amended, the “Merger Agreement”), by and among GlycoMimetics, Gemini Merger Sub Corp. (“First Merger Sub”), Gemini Merger Sub II, LLC (“Second Merger Sub”), and Crescent Biopharma, Inc., a private company established and incorporated under the laws of the state of Delaware on September 19, 2024 (“Pre-Merger Crescent”). First Merger Sub merged with and into Pre-Merger Crescent, with Pre-Merger Crescent continuing as a wholly owned subsidiary of GlycoMimetics and the surviving corporation of the merger (the “First Merger”), and Pre-Merger Crescent merged with and into Second Merger Sub, with Second Merger Sub being the surviving entity of the merger (the “Second Merger,” and together with the First Merger, the “Merger”). After the completion of the Merger, Second Merger Sub changed its corporate name to “Crescent Biopharma Operating Company, LLC” and GlycoMimetics changed its name to “Crescent Biopharma, Inc.” On December 30, 2025, Crescent Biopharma Operating Company, LLC was merged with and into Crescent Biopharma, Inc., a newly formed Delaware corporation. We are led by the Pre-Merger Crescent management team and remain focused on developing differentiated oncology therapeutics for patients living with solid tumors.
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

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Pre-Merger Crescent was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the fact that, immediately following the Merger: (i) Pre-Merger Crescent stockholders own a substantial majority of the voting rights in the combined company; (ii) Pre-Merger Crescent’s largest stockholders retain the largest interest in the combined company; (iii) Pre-Merger Crescent designated a majority of the initial members of the board of directors of the combined company; and (iv) Pre-Merger Crescent’s executive management team became the management team of the combined company. Accordingly, for accounting purposes: (i) the Merger was treated as the equivalent of Pre-Merger Crescent issuing stock to acquire the net assets of GlycoMimetics; and (ii) the reported historical operating results of the combined company prior to the Merger are those of Pre-Merger Crescent. Additional information regarding the Merger is included in Note 4 to the consolidated financial statements included in Part II, Item 8 of this Annual Report.
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
Reverse Stock Split
Immediately prior to the consummation of the Merger, GlycoMimetics effected a 1-for-100 reverse stock split of GlycoMimetics common stock, which became legally effective on June 13, 2025 (the “Reverse Stock Split”). The Company common stock commenced trading on a post-Reverse Stock Split, post-Merger basis at the open of trading on June 16, 2025. All references to common stock, options to purchase common stock, outstanding common stock warrants, common stock share data, per share data, and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented, unless otherwise specifically indicated or the context otherwise requires.
Redomestication
On June 16, 2025, we changed our jurisdiction of incorporation from the State of Delaware to the Cayman Islands (the “Redomestication”) pursuant to a plan of conversion (the “Plan of Conversion”). The Redomestication became effective on June 16, 2025 and was accomplished by the filing of (i) a Certificate of Conversion with the Secretary of State of the State of Delaware and (ii) the requisite documents required under section 201 of the Companies Act (as amended) of the Cayman Islands (the “Companies Act”), as well as the Cayman Islands memorandum and articles of association of the Company (the “Articles”), with the Cayman Islands Registrar of Companies. For purposes of these consolidated financial statements, references to “Crescent Delaware” mean Crescent prior to the Redomestication.
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
Strategic Transaction with Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd.
On December 2, 2025, Crescent Biopharma Operating Company, LLC (“Crescent OpCo”), the wholly owned subsidiary of Crescent Biopharma, Inc., a Cayman Islands exempted company (together with its subsidiaries, “we” or “us”), entered into two license agreements with Kelun (the “Strategic Transaction”), each of which is described below.
Kelun CR-001 License Agreement
On December 2, 2025, we entered into a License Agreement (the “Kelun CR-001 License Agreement”) with Kelun under which we granted Kelun an exclusive, royalty-bearing license to research, develop, manufacture and commercialize CR-001, our proprietary bispecific antibody directed to VEGF and PD-1, in Greater China (the “SKB Territory”). We retain all rights to CR-001 outside the SKB Territory.
Under the Kelun CR-001 License Agreement, Kelun is responsible for development, manufacturing, regulatory and commercial activities for CR-001 in the SKB Territory, and is obligated to use commercially reasonable efforts to develop and commercialize at least one CR-001 product candidate in the SKB Territory.
SKB105 License and Collaboration Agreement
On December 2, 2025, we entered into a License and Collaboration Agreement (the “SKB105 License Agreement”) with Kelun, under which Kelun granted us an exclusive license to research, develop, manufacture and commercialize SKB105, Kelun’s proprietary integrin beta-6-directed antibody-drug conjugate, in all territories outside the SKB Territory.
We are responsible for all development, manufacturing, regulatory and commercial activities for SKB105 outside the SKB Territory and are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, manufacture (or have manufactured) and commercialize at least one SKB105 product in the United States and at least three major European markets.
The SKB105 License Agreement includes initial supply of SKB105 drug product, a data-sharing arrangement, know-how and manufacturing technology transfer provisions, intellectual property provisions, and customary termination rights, including reversion and license-back mechanics in specified circumstances.
Amendment No. 1 to License Agreement with Paragon Therapeutics, Inc.
On December 2, 2025, we entered into Amendment No. 1 (the “Amendment”) to the License Agreement, dated April 28, 2025, by and between us and Paragon Therapeutics, Inc., a Delaware corporation (the “Paragon License”), relating to CR-001. The purpose of the Amendment was to amend certain terms of the Paragon License for the sole purpose of accommodating and aligning with the sublicense for the Kelun CR-001 License Agreement.
Private Placement
On December 4, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) for a private placement (the “Private Placement”) with certain institutional and other accredited investors (each, a “Purchaser” and collectively, the “Purchasers”). The closing of the Private Placement occurred on December 8, 2025.
Pursuant to the Purchase Agreement, the Purchasers agreed to purchase an aggregate of 13,795,685 ordinary shares with a par value of US$0.001 per share of the Company (the “Ordinary Shares”), at a purchase price per share of $13.41 (or, for certain investors in lieu of Ordinary Shares, pre-funded warrants (the “Pre-Funded Warrants”) to purchase shares of Ordinary Shares (the “Pre-Funded Warrant Shares”), at a purchase price per underlying Pre-Funded Warrant Share of $13.409, which represents the per share purchase price of the Ordinary Shares less the $0.001 per share exercise price for each Pre-Funded Warrant), for an aggregate purchase price of approximately $185.0 million.
The Pre-Funded Warrants will be exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of Ordinary Shares outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage to a percentage not in excess of 19.99% by providing at least 61 days’ prior notice to us.

Impact of General Economic Risk Factors on Crescent’s Operations
Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including increases in inflation, fluctuating interest rates, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), including as a result of bank failures, geopolitical factors, including the ongoing conflicts between Russia and Ukraine and in the Middle East and the responses thereto, and supply chain disruptions. While we are closely monitoring the impact of the current macroeconomic and geopolitical conditions on all aspects of our business, including the impacts on participants in any future clinical trials and our employees, suppliers, vendors, and business partners and our future access to capital, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside our control and could exist for an extended period of time. We will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see Part I, Item 1A, “Risk Factors.”
Components of Results of Operations
Revenue
Our revenues to date have been generated through the Kelun CR-001 License Agreement. We recognize revenue over the expected performance period under the agreement. The terms of this agreement include one or more of the following types of payments: non-refundable license fees, payments based on the achievement of specified milestones, and royalties on any net product sales. To date, we have received a non-refundable upfront payment for the license to CR-001. We expect that our revenue for the next several years will be derived primarily from our current license agreements and any additional licensing agreements that we may enter into in the future.
To date, we have not generated revenue from product sales, and do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales or payments from existing or future collaboration or license agreements that we may enter into with third parties, or any combination thereof. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.
Operating Expenses
Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.
Research and Development
Research and development expenses consist primarily of costs incurred in connection with the research and development of our programs. These expenses include:
•costs of funding research performed by third parties, including Paragon, that conduct research and development activities on our behalf and services rendered under the related Paragon option and license agreements for CR-001, CR-002, CR-003, and other discovery candidates;
•upfront fees paid to Kelun for the exclusive license to research, develop, manufacture, and commercialize SKB105;
•expenses incurred in connection with continuing our current research programs and discovery-phase development of any programs we may identify, including under future agreements with third parties, such as consultants and contractors; and
•personnel-related expenses, including recruiting costs, salaries, bonuses, benefits, and equity-based compensation expense.
We expense research and development costs as incurred. For the twelve months ended months ended December 31, 2025 and for the period from September 19, 2024 (inception) through December 31, 2024, we recognized $19.4 million and $13.2 million, respectively, of research and development expenses in connection with services provided by Paragon under the Antibody Discovery and Option Agreement, dated September 19, 2024 (the “Antibody Paragon Option Agreement”), and the ADC Paragon Option Agreement (together with the Antibody Paragon Option Agreement, the “Paragon Option Agreements”), under the CR-001 License Agreement with Paragon, dated April 28, 2025 and amended on December 2, 2025, and under the CR-002 License Agreement with Paragon, dated November 5, 2025, in our consolidated statement of operations and comprehensive loss. See “Contractual Obligations and Commitments” below for further details on our research plans.
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
•submission and maintenance of Investigational New Drug application (“IND”) or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for any programs we may develop;
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
We expect that our general and administrative expenses will increase substantially for the foreseeable future as we increase our headcount and further establish our office space to support our expected growth. We also expect to incur increased expenses as a public company, including increased costs of accounting, audit, legal, regulatory and tax related services associated with maintaining compliance with U.S. Securities and Exchange Commission (“SEC”) requirements, additional director and officer insurance costs, and investor and public relations costs. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.
Other Income (Expense)
Other income (expense) includes interest income of $2.9 million and $0.2 million earned for the twelve months ended months ended December 31, 2025 and for the period from September 19, 2024 (inception) through December 31, 2024, respectively, relating to our money market accounts and interest expense of $2.2 million and $0.9 million incurred for the twelve months ended December 31, 2025 and for the period from September 19, 2024 (inception) through December 31, 2024, respectively, relating to our previously outstanding convertible notes with an initial principal amount of $37.5 million (“Convertible Notes”) issued to various investors in October 2024, which converted to common stock (now, ordinary shares) and pre-funded warrants upon the close of the Merger.
Income Taxes
The provision for income taxes was $2.0 million for the twelve months ended December 31, 2025 and related to corporate withholding tax on the upfront license fee due from Kelun for the CR-001 License Agreement. We recorded a full valuation allowance against our net deferred tax assets as of the balance sheet date, as we believe it is not more likely than not that the benefit will be realized due to our cumulative losses generated to date and expectation of future losses.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business tax provisions. We have evaluated the OBBBA provisions enacted during the period and estimated their impact on the consolidated financial statements to be immaterial. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

Results of Operations for the Twelve Months Ended December 31, 2025 Compared to the Period from September 19, 2024 (Inception) Through December 31, 2024
We were incorporated in September 2024 and, therefore, provide comparative information from the date of our inception through December 31, 2024. The following table summarizes our consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Twelve Months Ended December 31, 2025	Period from September 19, 2024 (Inception) Through December 31, 2024	$ Change
License revenue	$10,844	$—	$10,844
Operating expenses
Research and development(1)	138,086	14,034	124,052
General and administrative(2)	25,390	3,157	22,233
Total operating expenses	163,476	17,191	146,285
Loss from operations	(152,632)	(17,191)	(135,441)
Other income (expense):
Interest income	2,875	176	2,699
Interest expense(3)	(2,185)	(852)	(1,333)
Loss before provision for income taxes	(151,942)	(17,867)	(134,075)
Income tax provision	(2,000)	—	(2,000)
Net loss and comprehensive loss	$(153,942)	$(17,867)	$(136,075)
_________________________
(1)Includes related party amount of $23,653 for the twelve months ended December 31, 2025 and $13,185 for the period from September 19, 2024 (inception) through December 31, 2024.
(2)Includes related party amount of $720 for the twelve months ended December 31, 2025 and $571 for the period from September 19, 2024 (inception) through December 31, 2024.
(3)Includes related party amount of $865 for the twelve months ended December 31, 2025 and $341 for the period from September 19, 2024 (inception) through December 31, 2024.

License Revenue
The following table summarizes our license revenue generated for the periods presented (in thousands):

	Three Months Ended December 31, 2025	Period from September 19, 2024 (Inception) Through December 31, 2024	$ Change
License revenue	$10,844	$—	$10,844
Revenue of $10.8 million for the twelve months ended December 31, 2025 consisted of amounts earned for the licensing of CR-001.
Research and Development Expenses
The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	Twelve Months Ended December 31, 2025	Period from September 19, 2024 (Inception) Through December 31, 2024	$ Change
External research and development costs by selected target:
CR-001(1)	$26,437	$10,510	$15,927
CR-002(2)	14,026	3,251	10,775
CR-003	78,170	—	78,170
Other external research and discovery(3)	2,212	—	2,212
Other research and development costs:
Personnel-related (including share-based compensation)(4)	16,464	61	16,403
Office, facilities, and software(5)	713	5	708
Professional and consulting fees	64	207	(143)
Total research and development expenses	$138,086	$14,034	$124,052
_________________________
(1)Includes related party amount of $6,787 for the twelve months ended December 31, 2025 and $9,868 for the period from September 19, 2024 (inception) through December 31, 2024.
(2)Includes related party amount of $10,531 for the twelve months ended December 31, 2025 and $3,251 for the period from September 19, 2024 (inception) through December 31, 2024.
(3)Includes related party amount of $2,039 for the twelve months ended December 31, 2025.
(4)Includes related party amount of $4,297 for the twelve months ended December 31, 2025 and $61 for the period from September 19, 2024 (inception) through December 31, 2024.
(5)Includes related party amounts of $5 for the period from September 19, 2024 (inception) through December 31, 2024.
Research and development expenses were $138.1 million for the twelve months ended December 31, 2025 and consisted primarily of the following:
•$6.8 million of research and development expense due to Paragon for services rendered under the Paragon Option Agreement and the CR-001 License Agreement for CR-001;

•$13.4 million of research and development expense related to chemistry, manufacturing, and development costs for CR-001 with a third-party contract development and manufacturing organization;
•$6.2 million of research and development expense related to third-party contract research organizations and consulting services for CR-001;
•$10.5 million of research and development expense due to Paragon for services rendered under the ADC Paragon Option Agreement and the CR-002 License Agreement for CR-002;
•$78.2 million of research and development expense related to licensing fees for CR-003 under our agreement with Kelun;
•$2.2 million of external research and discovery expense, including $2.0 million due to Paragon for services rendered under the ADC Paragon Option Agreement for discovery efforts related to Former CR-003; and
•$16.5 million of personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, including share-based compensation expense of $6.6 million.
Research and development expenses were $14.0 million for the period from September 19, 2024 (inception) through December 31, 2024 and consisted primarily of early research and development costs with Paragon under the Antibody Paragon Option Agreement.
General and Administrative Expenses
The following table summarizes our total general and administrative expenses for the periods presented (in thousands):

	Twelve Months Ended December 31, 2025	Period from September 19, 2024 (Inception) Through December 31, 2024	$ Change
Personnel-related (including share-based compensation)(1)	$14,557	$1,153	$13,404
Professional and consulting fees(2)	7,206	1,774	5,432
Office, facilities, and software(3)	2,862	83	2,779
Legal fees related to patent(4)	765	147	618
Total general and administrative expenses	$25,390	$3,157	$22,233
_________________________
(1)Includes related party amount of $213 for the twelve months ended December 31, 2025.
(2)Includes related party amount of $150 for the twelve months ended December 31, 2025 and $405 for the period from September 19, 2024 (inception) through December 31, 2024.
(3)Includes related party amount of $26 for the period from September 19, 2024 (inception) through December 31, 2024.
(4)Includes related party amount of $358 for the twelve months ended December 31, 2025 and $140 for the period from September 19, 2024 (inception) through December 31, 2024.
General and administrative expenses were $25.4 million for the twelve months ended December 31, 2025 and consisted primarily of the following:
•$14.6 million of personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, including share-based compensation of $6.7 million;
•$7.2 million of professional and consulting fees associated with accounting, audit, investor and public relations, and legal fees due to an increase in our business activity and as we became a public company; and
•$0.8 million of office, facilities, and software expenses associated with operating our Waltham facility lease and certain expenses associated with operating as a public company.

General and administrative expenses were $3.2 million for the period from September 19, 2024 (inception) through December 31, 2024 and consisted primarily of early general and administrative costs relating to personnel expenses, professional and consulting fees, and legal fees related to patents.
Interest Income
The following table summarizes our interest income for the periods presented (in thousands):

	Twelve Months Ended December 31, 2025	Period from September 19, 2024 (Inception) Through December 31, 2024	$ Change
Interest income	2,875	176	2,699
Interest income increased by $2.7 million for the twelve months ended December 31, 2025, compared to the period from September 19, 2024 (inception) through December 31, 2024, due to increased levels of cash, cash equivalents, and marketable securities as of December 31, 2025 as compared to December 31, 2024.
Interest Expense
The following table summarizes our interest expense for the periods presented (in thousands):

	Twelve Months Ended December 31, 2025	Period from September 19, 2024 (Inception) Through December 31, 2024	$ Change
Interest expense	(2,185)	(852)	(1,333)
Interest expense for the twelve months ended December 31, 2025 and the period from September 19, 2024 (inception) through December 31, 2024 related to our previously outstanding Convertible Notes with an initial principal amount of $37.5 million issued to various investors in October 2024, which converted to common stock (now, ordinary shares) and pre-funded warrants upon the close of the Merger. No further interest expense is expected following the conversion of the Convertible Notes.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the preclinical development of our programs and commence clinical development of CR-001, CR-002, and CR-003. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the issuance of Series Seed convertible preferred stock, common stock, and pre-funded warrants, and the sale of our Convertible Notes. In September 2024, we issued and sold 20,000,000 shares of Series Seed Preferred Stock to Fairmount, through an affiliate fund, at a purchase price of $0.20 per share, for total gross proceeds of $4.0 million, which qualified as a related party transaction. In October 2024, we received $37.5 million in net proceeds from the issuance of Convertible Notes to several investors, of which Fairmount, through an affiliate fund, held a convertible note with an initial principal amount of $15.0 million, which qualified as a related party transaction. In June 2025, we raised approximately $142.3 million in net proceeds from the Pre-Closing Financing, excluding the previously received proceeds from the Convertible Notes, and received $1.3 million in cash from GlycoMimetics upon consummation of the Merger. In December 2025, we raised approximately $171.9 million in net proceeds from the Private Placement. As of December 31, 2025, we had cash and cash equivalents of $213.2 million.
Our primary use of cash is to fund the development of our product candidates and advance our pipeline. This includes both the research and development costs and the general and administrative expenses required to support those operations. Because we are a clinical-stage biotechnology company, we have incurred significant operating losses since our inception and we anticipate such losses to increase as we continue to pursue clinical development of our product candidates, prepare for the potential commercialization of our product candidates, and expand our development efforts in our pipeline of nonclinical candidates. We expect that our existing cash will be sufficient to fund our operating plans for at least twelve months from this Annual Report. We will need to secure additional financing in the future to fund additional research and development and before a commercial drug can be produced, marketed, and sold. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on our Company and our operations.
Cash Flows
The following table summarizes our cash flows for the period presented (in thousands):

	Twelve Months Ended December 31, 2025	Period from September 19, 2024 (Inception) Through December 31, 2024
Net cash used in operating activities	$(71,532)	$(6,269)
Net cash used in investing activities	(72,919)	—
Net cash provided by financing activities	322,984	41,035
Net increase in cash, cash equivalents, and restricted cash	$178,533	$34,766
Net Cash Used in Operating Activities
For the twelve months ended December 31, 2025, net cash used in operating activities increased by $65.3 million to $71.5 million, compared to $6.3 million for the period from September 19, 2024 (inception) through December 31, 2024.
Net cash used in operating activities for the twelve months ended December 31, 2025 were primarily attributable to a net loss of $153.9 million and net cash used in changes in operating activities of $13.4 million, partially offset by non-cash charges of $95.8 million. The changes in operating activities were primarily due to an increase in our business activity, timing of vendor invoicing and payments, and the receivable due from Kelun for the CR-001 License. Non-cash charges primarily consisted of $80.0 million in research and development license expense, $13.3 million in share-based compensation expense, and $2.2 million of non-cash interest expense.
Net cash used in operating activities for the period from September 19, 2024 (inception) through December 31, 2024 were primarily attributable to a net loss of $17.9 million, offset by non-cash charges of $2.1 million and net cash provided by changes in operating activities of $9.5 million. Changes in operating activities were primarily due to an increase in our business activity as well as the timing of vendor invoicing and payments. Non-cash charges primarily consisted of $1.1 million of share-based compensation and $1.0 million in non-cash research and development expense.
Cash Used in Investing Activities
For the twelve months ended December 31, 2025, net cash used in investing activities increased by $72.9 million to $72.9 million, compared to $0 for the period from September 19, 2024 (inception) through December 31, 2024.
Net cash used in investing activities for the twelve months ended December 31, 2025 were primarily attributable to $72.0 million for the purchase of a research and development license, as well as purchases of property and equipment associated with the build-out of the sublease of office space located in Waltham, Massachusetts.
Net Cash Provided by Financing Activities
For the twelve months ended December 31, 2025, net cash provided by financing activities increased by $281.9 million to $323.0 million, compared to $41.0 million for the period from September 19, 2024 (inception) through December 31, 2024.

Net cash provided by financing activities for the twelve months ended December 31, 2025 were primarily attributable to $143.0 million of net proceeds from the Pre-Closing Financing, $178.9 million of net proceeds from the Private Placement, and $1.3 million of cash acquired in connection with the reverse recapitalization, partially offset by the repurchase of restricted stock awards of $0.2 million.
Net cash provided by financing activities for the period from September 19, 2024 (inception) through December 31, 2024 were primarily attributable to $37.5 million of gross proceeds from the issuance of the Convertible Notes, $4.0 million of net proceeds from the issuances of Series Seed Preferred Stock and $0.3 million of proceeds from the issuance of common stock, offset by $0.8 million in payments of deferred offering costs.
Contractual Obligations and Other Commitments
We enter into contracts in the normal course of business with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and with other vendors for preclinical research studies, clinical trials, manufacturing, and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if the contract is cancelled within a specified time, and therefore, are cancellable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of December 31, 2025. See Notes 11, 12, and 13 to the consolidated financial statements included in Part II, Item 8 of this Annual Report for further information on our contractual lease obligations for our office in Waltham, Massachusetts, and other commitments, including the commitments under the Paragon Option and License Agreements. See Note 18 to the consolidated financial statements included in Part II, Item 8 of this Annual Report for further information on certain contracts executed subsequent to December 31, 2025.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements for the twelve months ended months ended December 31, 2025 included in Part II, Item 8 of this Annual Report, we believe the following accounting policies used in the preparation of our consolidated financial statements require the most significant judgments and estimates.
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
We accrue for expenses resulting from obligations under Paragon Option Agreements among Paragon, Parascent, and us and agreements with CROs, CMOs, and other outside service providers for which payment flows do not match the periods over which materials or services are provided to us. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with Paragon, CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. We make significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to Paragon, a CRO, CMO, or outside service provider, the payments will be recorded as a prepaid asset which will be expensed as the contracted services are performed. Changes in these estimates that result in material changes to our accruals could materially affect its results of operations. As of December 31, 2025, we have not experienced any material deviations between accrued and actual research and development expenses.

Revenue recognition
We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).
Our revenue is derived from our license agreement for CR-001 and recognized upon satisfaction of the performance obligations under the terms of a contract and control of our products and services is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products and services. This process involves (i) identifying the contract with a customer, (ii) determining the performance obligations in the contract, (iii) determining the contract price, (iv) allocating the contract price to the distinct performance obligations in the contract based on standalone selling price, and (v) recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service.
Our agreements with customers can include multiple performance obligations, which can sometimes be included in separate contracts entered into within a reasonably short period of time. We consider an entire customer arrangement to determine if separate contracts should be considered combined for the purposes of revenue recognition.
In order to determine the stand-alone selling price, we conduct an analysis to determine whether various goods or services have an observable stand-alone selling price. If we do not have an observable stand-alone selling price for a particular good or service, then the standalone selling price for that particular good or service is estimated using an approach that maximizes the use of observable inputs. Our process for determining stand-alone selling price requires judgment and considers multiple factors that are reasonably available and maximizes the use of observable inputs that may vary over time depending upon the unique facts and circumstances related to each performance obligation. We believe that this method results in an estimate that represents the price we would charge for the product offerings if they were sold separately.
For further details on the license agreement for CR-001 from which revenue is derived, refer to Note 12 to our consolidated financial statements for the twelve months ended months ended December 31, 2025 included in Part II, Item 8 of this Annual Report
Share-Based Compensation
We measure share-based awards granted to employees, directors, and non-employees in the form of stock options to purchase our ordinary shares, based on their fair value on the date of the grant using the Black-Scholes model. We measure ordinary share awards, restricted stock awards, and restricted stock units using the difference, if any, between the purchase price per share of the award and the fair value of our ordinary shares at the date of grant. Compensation expense for those awards is recognized using the straight-line method over the requisite service period, which is generally the vesting period of the respective award for employees. Compensation expense for awards to non-employees with service-based vesting conditions is recognized in the same manner as if we had paid cash in exchange for the goods or services, which is generally over the vesting period of the award. We account for forfeitures as they occur. We classify share-based compensation expenses in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.
The Black-Scholes model uses inputs that are determined by our Board on the date of grant and assumptions we make for the volatility of share-based awards, the expected term of share-based awards, the risk-free interest rate for a period that approximates the expected term of our share-based awards, and its expected dividend yield. We lack sufficient company-specific historical and implied volatility information of our shares. Therefore, we estimate its expected share volatility based on the historical volatility of a representative group of public companies in the biotechnology industry for a term equal to the remaining time of the expected term. The expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” stock options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the options on the date of measurement. We have estimated a 0% dividend yield based on the expected dividend yield and the fact that we have never paid, and do not expect to pay, any cash dividends in the foreseeable future. See Note 2 and Note 9 to the consolidated financial statements included in Part II, Item 8 of this Annual Report for information concerning specific assumptions we used in applying the Black-Scholes model to determine the estimated fair value of our stock options granted in the periods presented.

Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations, or cash flows is disclosed in Note 2 to the consolidated financial statements as of December 31, 2025 included in Part II, Item 8 of this Annual Report.
Off-Balance Sheet Arrangements
As of December 31, 2025, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Crescent Biopharma, Inc.
Opinion on the Financial Statements
We have audited the accompanying 2025 consolidated financial statements of Crescent Biopharma, Inc. and its subsidiaries and the 2024 financial statements of Crescent Biopharma, Inc. (collectively referred to as the "Company"), which comprise the balance sheet as of December 31, 2025 and December 31, 2024, and the related statements of operations and comprehensive loss, of convertible preferred shares and shareholders' equity (deficit) and of cash flows for the twelve months ended December 31, 2025 and for the period from September 19, 2024 (inception) through December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for the twelve months ended December 31, 2025 and for the period from September 19, 2024 (inception) through December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
External Research and Development Costs
As described in Note 2 to the financial statements, research and development costs are expensed as incurred. Research and development costs include salaries and bonuses, share-based compensation, employee benefits, and external costs of vendors and consultants engaged to conduct research and development activities. The Company’s external research and development expense for the twelve months ended December 31, 2025 was $36.1 million.

The principal consideration for our determination that performing procedures relating to external research and development costs is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s external research and development costs.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, testing external research and development costs on a sample basis by obtaining and agreeing the contractual terms of the agreement, amounts incurred to date, and estimates of work performed to date to the (i) underlying agreements with vendors engaged to conduct research and development; (ii) purchase orders; (iii) invoices received; (iv) underlying payments made for expenses incurred on the contracts; and (v) external confirmations or communications obtained by management from vendors.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 26, 2026
We have served as the Company’s auditor since 2024.

CRESCENT BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$213,192	$34,766
Accounts receivable, net	18,000	—
Prepaid expenses and other current assets	5,463	38
Total current assets	236,655	34,804
Property and equipment, net	846	—
Operating lease right-of-use assets	1,469	—
Restricted cash	107	—
Other assets	1,216	813
Total assets	$240,293	$35,617
Liabilities, Convertible Preferred Shares, and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable	$9,997	$107
Accrued expenses and other current liabilities(1)	16,344	2,225
Related party accounts payable and other current liabilities	140	7,221
Deposit liability	5,000	—
Deferred revenue	4,156	—
Operating lease liability, current	435	—
Warrant liability, related party	—	61
Total current liabilities	36,072	9,614
Long term liabilities
Operating lease liability, noncurrent	1,209	—
Notes payable, noncurrent(2)	—	37,482
Total liabilities	37,281	47,096
Commitments and contingencies (Note 14)
Convertible preferred shares:
Series Seed convertible preferred shares, $0.0001 par value; no shares and 20,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; no shares and 20,000,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively; liquidation preference of $0 and $4,000 as of December 31, 2025 and December 31, 2024, respectively	—	4,000
Shareholders’ equity (deficit):
Non-voting convertible preferred shares, $0.001 par value; 5,000,000 shares and no shares authorized as of December 31, 2025 and December 31, 2024, respectively; 2,890 Series A designated shares and no shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	4,000	—
Ordinary shares, $0.001 par value; 175,000,000 and 40,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively, 27,556,767 and 1,018,604 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	28	1
Additional paid-in capital	370,793	2,387
Accumulated deficit	(171,809)	(17,867)
Total shareholders' equity (deficit)	203,012	(15,479)
Total liabilities, convertible preferred shares, and shareholders’ equity (deficit)	$240,293	$35,617
________________________
(1)Includes related party amount of $0 and $341 as of December 31, 2025 and December 31, 2024, respectively.
(2)Includes related party amount of $0 and $14,993 as of December 31, 2025 and December 31, 2024, respectively.
The accompanying notes are an integral part of these financial statements.

CRESCENT BIOPHARMA, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Twelve Months Ended December 31, 2025	Period from September 19, 2024 (Inception) Through December 31, 2024
License revenue	$10,844	$—
Operating expenses
Research and development(1)	138,086	14,034
General and administrative(2)	25,390	3,157
Total operating expenses	163,476	17,191
Loss from operations	(152,632)	(17,191)
Other income (expense):
Interest income	2,875	176
Interest expense(3)	(2,185)	(852)
Loss before provision for income taxes	(151,942)	(17,867)
Provision for income taxes	(2,000)	—
Net loss and comprehensive loss	$(153,942)	$(17,867)

Net loss per share attributable to ordinary shareholders, basic and diluted	$(12.81)	$(23.28)
Net loss per share attributable to Series A non-voting convertible preferred shareholders, basic and diluted	$(12,818.01)	—

Weighted-average ordinary shares outstanding used in computing net loss per share to ordinary shareholders, basic and diluted	10,413,649	767,580
Weighted-average Series A non-voting convertible preferred shares outstanding used in computing net loss per share to Series A non-voting convertible preferred shareholders, basic and diluted	1,599	—
_________________________
(1)Includes related party amount of $23,653 for the twelve months ended months ended December 31, 2025 and $13,185 for the period from September 19, 2024 (inception) through December 31, 2024.
(2)Includes related party amount of $720 for the twelve months ended months ended December 31, 2025 and $571 for the period from September 19, 2024 (inception) through December 31, 2024.
(3)Includes related party amount of $865 for the twelve months ended December 31, 2025 and $341 for the period from September 19, 2024 (inception) through December 31, 2024.
The accompanying notes are an integral part of these financial statements.

CRESCENT BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)

	Convertible Preferred Stock		Non-Voting Preferred Shares		Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at September 19, 2024 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock(1)	—	—	—	—	1,018,604	1	1,314	—	1,315
Issuance of Series Seed convertible preferred stock	20,000,000	4,000	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,073	—	1,073
Net loss	—	—	—	—	—	—	—	(17,867)	(17,867)
Balances as of December 31, 2024	20,000,000	$4,000	—	$—	1,018,604	$1	$2,387	$(17,867)	$(15,479)
Repurchase and cancellation of restricted stock awards	—	—	—	—	(127,889)	—	(177)	—	(177)
Exchange of Series Seed convertible preferred stock for Series A designated non-voting convertible preferred shares upon the closing of the reverse recapitalization	(20,000,000)	(4,000)	2,890	4,000	—	—	—	—	4,000
Conversion of convertible notes (including accrued interest) into ordinary shares and pre-funded warrants upon the closing of the reverse recapitalization	—	—	—	—	1,850,790	2	40,513	—	40,515
Issuance of ordinary shares and pre-funded warrants in the Pre-Closing financing	—	—	—	—	10,504,926	11	159,464	—	159,475
Issuance costs of Pre-closing financing and reverse recapitalization	—	—	—	—	—	—	(17,201)	—	(17,201)
Issuance of ordinary shares to former shareholders of GLYC in connection with the closing of the reverse recapitalization	—	—	—	—	645,274	—	525	—	525
Issuance of ordinary shares and pre-funded warrants in private placement financing	—	—	—	—	13,664,251	14	184,986	—	185,000
Issuance costs of private placement financing	—	—	—	—	—	—	(13,065)	—	(13,065)
Issuance of Parascent warrants	—	—	—	—	—	—	4,358	—	4,358
Share-based compensation	—	—	—	—	—	—	9,003	—	9,003
Early exercise of stock options	—	—	—	—	811	—	—	—	—
Net loss	—	—	—	—	—	—	—	(153,942)	(153,942)
Balances as of December 31, 2025	—	$—	2,890	$4,000	27,556,767	$28	$370,793	$(171,809)	$203,012
_________________________
(1)Includes issuance of 296,104 restricted stock awards (see Note 10)

The accompanying notes are an integral part of these financial statements.

CRESCENT BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31, 2025	Period from September 19, 2024 (Inception) Through December 31, 2024
Cash flows from operating activities:
Net loss	$(153,942)	$(17,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense(1)	13,300	1,134
Research and development license expense	80,000	—
Depreciation expense	84	—
Non-cash interest expense(2)	2,185	2
Non-cash research and development expense related to Paragon option agreement	—	1,000
Non-cash lease expense	212	—
Changes in operating assets and liabilities:
Accounts payable	2,081	107
Accrued expenses and other current liabilities(3)	5,363	2,172
Related party accounts payable and other current liabilities	(7,081)	7,221
Deferred revenue	4,156	—
Deposit liability	5,000	—
Operating lease liability	(37)	—
Accounts receivable	(18,000)	—
Prepaid expenses and other current assets	(5,015)	(38)
Other assets	162	—
Net cash used in operating activities	(71,532)	(6,269)
Cash flows from investing activities:
Purchase of research and development license	(72,000)	—
Purchases of property and equipment	(919)	—
Net cash used in investing activities	(72,919)	—
Cash flows from financing activities:
Proceeds from the Pre-Closing Financing, net	143,007	—
Proceeds from the private placement financing, net	178,880	—
Cash acquired in connection with the reverse recapitalization	1,269	—
Proceeds from early exercise of options	5	—
Proceeds from issuance of common stock	—	315
Proceeds from issuance of Series Seed convertible preferred stock	—	4,000
Proceeds from the issuance of notes payable, net of issuance costs(4)	—	37,480
Payment of deferred offering costs	—	(760)
Repurchase of equity awards	(177)	—
Net cash provided by financing activities	322,984	41,035
Net increase in cash, cash equivalents, and restricted cash	178,533	34,766
Cash at beginning of period	34,766	—
Cash, cash equivalents, and restricted cash at end of period	$213,299	$34,766

Supplemental disclosure of non-cash operating and financing activities:
Operating lease liability arising from obtaining operating right-of-use asset	$1,681	$—
Assets acquired in connection with the reverse recapitalization	$1,710	$—
Other liabilities assumed in connection with the reverse recapitalization	$(2,454)	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$11	$—
Deferred financing costs included in accounts payable and accrued expenses	$6,945	$53
Convertible note principal and non-cash accrued interest converted to ordinary shares	$40,515	$—
Non-cash exchange of Pre-Merger Crescent Series Seed Preferred Stock for Series A Non-Voting Convertible Preferred Shares	$4,000	$—
_________________________
(1)Includes related party amounts of $4,297 for the twelve months ended December 31, 2025 and $61 for the period from September 19, 2024 (inception) through December 31, 2024.
The accompanying notes are an integral part of these financial statements.

(2)Includes related party amounts of $865 for the twelve months ended December 31, 2025 and $0 for the period from September 19, 2024 (inception) through December 31, 2024.
(3)Includes related party amounts of $0 for the twelve months ended December 31, 2025 and $341 for the period from September 19, 2024 (inception) through December 31, 2024.
(4)Includes related party amounts of $0 for the twelve months ended December 31, 2025 and $14,993 for the period from September 19, 2024 (inception) through December 31, 2024
The accompanying notes are an integral part of these financial statements.

CRESCENT BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of the Business
Background
Crescent Biopharma, Inc., together with its subsidiaries (collectively “Crescent” or the “Company”), formerly known as GlycoMimetics, Inc. (“GlycoMimetics”), is a clinical-stage biotechnology company that is the result of the reverse recapitalization discussed below. Prior to the reverse recapitalization, the private company Crescent Biopharma, Inc. (“Pre-Merger Crescent”) was established and incorporated under the laws of the state of Delaware on September 19, 2024. The Company was founded to research and develop cancer therapy candidates licensed from Paragon Therapeutics, Inc. (“Paragon”), an antibody discovery engine founded by Fairmount Funds Management LLC (“Fairmount”). The Company is based in Waltham, Massachusetts and was formed to develop therapies for the treatment of solid tumors.
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
GlycoMimetics, Inc., a Delaware corporation (“GlycoMimetics”), and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) on October 28, 2024, which agreement was subsequently amended on February 14, 2025, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Gemini Merger Sub Corp., a Delaware corporation, merged with and into Crescent, with Crescent continuing as a wholly owned subsidiary of GlycoMimetics and the surviving corporation of the merger (the “First Merger”), and Crescent merging with and into Gemini Merger Sub II, LLC, a Delaware limited liability company (“Second Merger Sub”), with Second Merger Sub being the surviving entity of the merger (the “Second Merger” and, together with the First Merger, the “Merger”). In connection with the Merger, Second Merger Sub changed its corporate name to “Crescent Biopharma Operating Company, LLC” and GlycoMimetics changed its name to “Crescent Biopharma, Inc.” GlycoMimetics following the Merger is referred to herein as the “combined company.” The combined company is led by Crescent’s management team and is focused on developing cancer therapies for the treatment of solid tumors.
At the effective time of the First Merger (the “First Effective Time”), (i) each then-outstanding share of Crescent common stock (including shares of Crescent common stock issued in the Crescent Pre-Closing Financing described below) (excluding shares to be canceled pursuant to the Merger Agreement and excluding dissenting shares) automatically converted solely into the right to receive a number of shares of GlycoMimetics common stock equal to the exchange ratio set forth in the Merger Agreement and (ii) each then-outstanding share of Crescent preferred stock converted into the right to receive a number of shares of GlycoMimetics Series A Preferred Stock equal to the exchange ratio divided by 1,000, in accordance with the terms of the Merger Agreement, (iii) each then-outstanding option to purchase Crescent common stock is assumed by GlycoMimetics, subject to adjustment as set forth in the Merger Agreement, (iv) each then-outstanding warrant to purchase shares of Crescent common stock converted into a warrant to purchase shares of GlycoMimetics common stock, subject to adjustment as set forth in the Merger Agreement and the form of warrant, (v) each in-the-money option to acquire shares of GlycoMimetics common stock that is issued and outstanding (whether vested or unvested) was cancelled and converted into the right to receive immediately prior to the First Effective Time a number of shares of GlycoMimetics common stock equal to the number of shares underlying such option; and (vi) each GlycoMimetics restricted stock unit was cancelled and converted into the right to receive a number of shares of GlycoMimetics common stock equal to the number of unsettled shares of GlycoMimetics common stock underlying such GlycoMimetics restricted stock unit.
In connection with the Merger, on February 14, 2025, Crescent and GlycoMimetics entered into an amended and restated subscription agreement (the “Subscription Agreement”) with certain investors, including certain investors of the Company, pursuant to which the Company agreed to issue and sell to such investors in a financing transaction (the “Crescent Pre-Closing Financing”) shares of the Company’s common stock and pre-funded warrants to purchase shares of the Company’s common stock at an estimated purchase price of $1.9110 per share of common stock and $1.9109 per pre-funded warrant, for gross proceeds of approximately $200.0 million (which includes $37.5 million of gross proceeds previously received by Crescent from the issuance of its convertible notes (the “Convertible Notes”) and accrued interest on such notes), which preceded the closing of the Merger. Shares of the Company’s common stock and pre-funded warrants to purchase shares of the Company’s common stock issued pursuant to the Crescent Pre-Closing Financing converted into shares of GlycoMimetics common stock and pre-funded warrants to purchase share of GlycoMimetics common stock in accordance with the exchange ratio at the effective time of the close of the transaction.
Reverse Merger Exchange Ratio
On June 13, 2025, (the “Closing Date”), the Company consummated the previously announced transaction pursuant to the Merger Agreement. The exchange ratio was calculated as 0.1445 shares of GlycoMimetics common stock for each share of Crescent common stock (and 0.0001445 shares of Series A Preferred Stock for each share of Crescent Series Seed Convertible Preferred Stock) on the Closing Date, which gives effect to a 1-for-100 reverse stock split of shares of GlycoMimetics common stock immediately prior to the Merger. The number of authorized shares were not adjusted as a result of the exchange ratio. The par value per share was adjusted to $0.001 as a result of the Merger. The shares of Company common stock underlying outstanding stock options, restricted stock awards, and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. All references to common stock, options to purchase common stock, common stock share data, per share data, and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the exchange ratio for all periods presented, unless otherwise specifically indicated or the context otherwise requires.
Redomestication
On June 16, 2025, Crescent changed its jurisdiction of incorporation from the State of Delaware to the Cayman Islands (the “Redomestication”) pursuant to a plan of conversion (the “Plan of Conversion”). The Redomestication became effective on June 16, 2025 and was accomplished by the filing of (i) a Certificate of Conversion with the Secretary of State of the State of Delaware and (ii) the requisite documents required under section 201 of the Companies Act (as amended) of the Cayman Islands (the “Companies Act”), as well as the Cayman Islands memorandum and articles of association of the Company (the “Articles”), with the Cayman Islands Registrar of Companies. For purposes of these consolidated financial statements, references to “Crescent Delaware” mean Crescent prior to the Redomestication.
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
The Company has incurred significant operating losses and negative cash flows from operations since inception. The Company has incurred net losses of $153.9 million during the twelve months ended months ended December 31, 2025, respectively, and has an accumulated deficit of $171.8 million at December 31, 2025. For the twelve months ended December 31, 2025, the Company used net cash of $71.5 million for its operating activities.
As of December 31, 2025, the Company had cash and cash equivalents of $213.2 million. The Company’s management expects that the existing cash will be sufficient to fund the Company’s operating plans for at least twelve months from the date these consolidated financial statements were issued. The Company expects that its research and development and general and administrative costs will continue to increase significantly, including in connection with conducting future preclinical activities and clinical trials and manufacturing for its existing product candidates and any future product candidates to support commercialization and providing general and administrative support for its operations, including the costs associated with operating as a public company. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company may be required to significantly curtail, delay, or discontinue one or more of its research or development programs or the commercialization of any product candidate, or be unable to expand its operations, or otherwise capitalize on the Company’s business opportunities, as desired, which could materially harm the Company’s business, financial condition, and results of operations.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Crescent Biopharma, Inc. and its wholly-owned subsidiaries, Crescent Biopharma, Inc. (Delaware) and Crescent Biopharma Security Corporation, both formed in 2025. All intercompany balances have been eliminated in consolidation.
These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
Use of Estimates
The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected within these financial statements include, but are not limited to, research and development expenses and any applicable prepaid or accrued costs and the valuation of share-based compensation awards and related expenses. The Company bases its estimates on known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts, and experience. Actual results may differ materially from those estimates or assumptions.
Segment Information
The Company operates and manages its business as a single segment for the purposes of assessing performance and making operating decisions. The Company’s Chief Executive Officer, who is the chief operating decision maker (the “CODM”), reviews the Company’s financial information for purposes of evaluating financial performance and allocating resources (see Note 17).
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
The Company is dependent on third-party organizations to research, develop, manufacture, and process its potential product candidates for its development programs. The Company expects to continue to be dependent on a small number of manufacturers to supply it with its requirements for all products. The Company’s research and development programs could be adversely affected by a significant interruption in the supply of the necessary materials. A significant amount of the Company’s research and development activities are performed under its agreements with Paragon (see Note 12).
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
Accounts Receivable
The Company’s accounts receivable primarily consists of amounts due from Kelun for the sale of an intellectual property license (as discussed in Note 12), for which the payment was received in full subsequent to December 31, 2025. The Company is exposed to credit losses primarily through these sales. The Company does not have any historical collections experience and therefore the Company’s expected loss allowance methodology for accounts receivable is developed using current and future economic and market conditions, as well as a review of the current status of customers’ trade accounts receivable. Due to the short-term nature of such receivables, the estimated accounts receivable that may not be collected is based on aging of the accounts receivable balances. We did not record an allowance for credit losses at December 31, 2025.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life (Years)
Leasehold improvements	Shorter of the lease life or 10
Furniture and fixtures	5
Classification of Convertible Preferred Shares
Prior to the reverse recapitalization, the Company had classified its Pre-Merger Crescent Series Seed Preferred Stock (the “Convertible Preferred Stock”) outside of stockholders’ equity (deficit) on the Company’s consolidated balance sheet because the holders of such stock have certain liquidation rights in the event of a deemed liquidation event that, in certain situations, is not solely within the control of the Company and would require the redemption of the then-outstanding convertible preferred stock.
Upon the closing of the Merger, the Company converted its Pre-Merger Crescent Series Seed Preferred Stock to Preferred Shares designated as Series A and has classified the Series A designated Preferred Shares within shareholders’ equity (deficit) on its consolidated balance sheet because the Series A designated Preferred Shares are not redeemable or puttable to the Company by the holder under any circumstances.
Convertible Notes Payable
The Company accounted for the Convertible Note (as defined in Note 8) at amortized cost. The Company considered if optional conversion features are required to be bifurcated and separately accounted for as a derivative. Costs related to the issuance of the Convertible Note were recorded as a debt discount, amortized over the term of the Convertible Note (see Note 8) and were accounted for as interest expense in other income (expense) within the consolidated statement of operations and comprehensive loss using the effective interest method. At the effective time of the Merger, shares of Pre-Merger Crescent common stock and pre-funded warrants issued pursuant to the conversion of the Convertible Notes (including accrued interest) automatically converted into shares of Crescent common stock and pre-funded warrants (see Note 1).

Research and Development Contract Costs Accruals
The Company records the costs associated with research studies and manufacturing development as incurred. These costs are a significant component of the Company’s research and development expenses, with a substantial portion of the Company’s ongoing research and development activities conducted to date by vendors, including the Company’s related party Paragon (see Note 12), contract manufacturing organizations (“CMOs”), and contract research organizations (“CROs”).
The Company accrues for expenses resulting from obligations under its discovery and option agreements (the “Option Agreements”) by and among the Company, Paragon and Parascent Holding LLC (“Parascent”), and agreements with CROs, CMOs, and other vendors for which payment flows may not match the periods over which materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with Paragon, CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. The Company makes significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to Paragon, a CRO, CMO, or other outside service provider, the payments will be recorded as a prepaid asset which will be expensed as the contracted services are performed. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations. As of December 31, 2025, the Company has not experienced any material deviations between accrued and actual research and development expenses.
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
At the lease commencement date, operating lease liabilities and their corresponding ROU assets are recorded at the present value of future minimum lease payments over the expected remaining lease term. The Company determines the present value of lease payments using the implicit rate, if readily determinable, or the incremental borrowing rate. The incremental borrowing rate is estimated based on the rate the Company would have to pay on a collateralized basis over a similar term as the lease. For operating leases, lease expense for lease payments is recognized on a straight-line basis over the lease term. For finance leases, lease expense includes amortization expense of the ROU asset recognized on a straight-line basis over the lease term and interest expense recognized on the finance lease liability. In addition, certain adjustments to the ROU asset may be required for items such as lease prepayments, incentives received, or initial direct costs. As of December 31, 2025, the Company has one operating lease and no finance leases.
The Company accounts for lease and non-lease components related to operating leases as a single lease component. The Company has elected that costs associated with leases having an initial term of 12 months or less are recognized in the consolidated statement of operations and comprehensive loss on a straight-line basis over the lease term and are not recorded on its consolidated balance sheets. Variable lease expense is recognized as incurred and consists primarily of utilities and other office space related expenses.
Revenue Recognition
The Company follows ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company has earned revenue from licenses of our internally developed drug candidates. The terms of our license agreement includes non-refundable upfront payments as well as milestones and other contingent payments based on certain clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.
Pursuant to ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for these goods and services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of Topic 606, the Company performs the following five steps: (i) identification of the customer contract; (ii) identification of the performance obligations; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.
The Company evaluates all promised goods and services within a customer contract and determines which of those are separate performance obligations. This evaluation includes an assessment of whether the good or service is capable of being distinct and whether the good or service is separable from other promises in the contract. Promised goods or services are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract.
The Company’s sole contract with a customer contains multiple performance obligations (i.e., sale of an intellectual property license and transfer of the initial supply). The Company accounts for individual performance obligations separately if they are distinct (i.e. capable of being distinct and separable from other promises in the contract). The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Excluded from the transaction price are sales tax and other similar taxes which are presented on a net basis.
In order to determine the stand-alone selling price, the Company conducts a periodic analysis to determine whether various goods or services have an observable stand-alone selling price as well as to identify significant changes to current stand-alone selling prices. If the Company does not have an observable stand-alone selling price for a particular good or service, then the stand-alone selling price for that particular good or service is estimated using an approach that maximizes the use of observable inputs. The Company’s process for determining stand-alone selling price requires judgment and considers multiple factors that are reasonably available and maximizes the use of observable inputs that may vary over time depending upon the unique facts and circumstances related to each performance obligation. The Company believes that this method results in an estimate that represents the price the Company would charge for the product offerings if they were sold separately.
Deferred Revenue
Deferred revenue arises from payments received in advance of the culmination of the earnings process. We have classified deferred revenue for which we stand ready to perform within the next 12 months as a current liability. We recognize deferred revenue as revenue in future periods when the applicable revenue recognition criteria have been met.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs include salaries and bonuses, share-based compensation, employee benefits, and external costs of vendors and consultants engaged to conduct research and development activities, which include amounts reimbursed to Paragon under the Paragon Option Agreements (as defined in Note 12). External research and development costs were $36.1 million for the twelve months ended December 31, 2025.
Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses on the accompanying consolidated balance sheet. The prepaid amounts are expensed as the related goods are delivered or the services are performed, or when it is no longer expected that the goods will be delivered, or the services rendered.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and bonuses, share-based compensation, employee benefits, finance and administration costs, and professional fees.
Commitments and Contingencies
The Company may be subject to contingent liabilities, such as legal proceedings and claims, that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability on the consolidated balance sheet. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of reasonably possible losses. As of December 31, 2025 and December 31, 2024, no liabilities were recorded for loss contingencies (see Note 14).

Share-Based Compensation
The Company classifies share-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.
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
The Company measures all share-based awards granted to employees, directors, and non-employees in the form of stock options to purchase its ordinary shares based on the fair value of the awards on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model uses as inputs the fair value of the Company’s ordinary shares and certain management estimates, including the expected share price volatility, the expected term of the award, the risk-free interest rate, and expected dividends. Expected volatility is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. The Company selects companies with comparable characteristics with historical share price information that approximates the expected term of the equity-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of the stock options. The Company will continue to apply this method until a sufficient amount of historical information regarding the volatility of its share price becomes available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. For employee and non-employee awards the Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company qualifies for and utilizes this method due to lack of historical exercise data. The expected dividend yield is assumed to be zero as the Company has no current plans to pay any dividends on ordinary shares.
The Company measures the fair value of RSAs and RSUs using the difference, if any, between the purchase price per share of the award and the fair value of the Company’s ordinary shares at the date of grant.
Early Exercise of Stock Options
The terms of the 2024 Equity Incentive Plan permit option holders to exercise options before their options are vested in exchange for unvested shares, subject to certain limitations. The unvested shares issued upon early exercise of options are subject to the same vesting provisions as the original stock option awards. Shares issued as a result of early exercise that have not vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. While such shares are considered legally outstanding, they are not deemed to be outstanding for accounting purposes until they vest and are therefore excluded from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature. A liability is recognized related to the cash proceeds of the unvested options and is reclassified into ordinary shares and additional paid-in capital as the shares vest and the repurchase right lapses. All early exercised options were unvested and accrued on the consolidated balance sheet as of December 31, 2025.
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

Diluted net loss per share is computed by dividing the net loss attributable to shareholders adjusted for income (expenses), net of tax, related to any diluted securities, by the weighted-average number of ordinary shares and potentially dilutive securities outstanding for the period. For purposes of this calculation, the Company’s outstanding stock options to purchase shares, unvested restricted stock units, and unvested restricted stock awards are considered potentially dilutive ordinary shares.
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
The Company had accrued no amounts for interest or penalties related to uncertain tax positions as of December 31, 2025 or as of December 31, 2024. The Company did not have any uncertain tax positions as of December 31, 2025 or as of December 31, 2024.
Recently Adopted Accounting Pronouncement
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”), which revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. ASU 2025-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-03 is required to be applied prospectively. The Company early adopted this ASU on a prospective basis as of April 1, 2025. The early adoption of ASU 2025-03 did not have any impact on the accounting conclusions related to the closing of the Merger on June 13, 2025 or the Company's consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding taxes paid both in the U.S. and foreign jurisdictions. The Company retrospectively adopted ASU 2023-09 effective for the December 31, 2025 reporting period.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This standard clarifies current interim reporting requirements on Topic 270 and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This standard will be effective for fiscal years beginning after December 15, 2027, with the option to apply it retrospectively. Early adoption is allowed. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which expands Topic 815 scope exceptions to include contracts for which settlement is based on operations or activities specific to one of the parties to the contract. This guidance also clarifies how Topic 606 applies for share-based payments received as noncash consideration from customers. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods, with early adoption permitted and is to be applied either prospectively to new contracts entered into on or after the date of adoption, or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption for contracts existing as of the beginning of the annual reporting period of adoption. The Company is currently evaluating the impact of adopting this guidance and does not expect the adoption to have a material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 require public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for the Company’s annual reporting period beginning after December 15, 2026 and interim reporting periods beginning after December 27, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
3. Fair Value of Financial Instruments
The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets carried at fair value categorized using the lowest level of input applicable to each financial instrument as of December 31, 2025 (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$124,522	$—	$—	$124,522
Total Assets	$124,522	$—	$—	$124,522
Cash equivalents consist of money market funds, which were valued by the Company based on quoted market prices, which represents a Level 1 measurement within the fair value hierarchy. The Company did not hold any financial assets carried at fair value and held a financial liability for less than $0.1 million related to the level 3 warrant liability as of December 31, 2024.
The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) for the warrant liability (as discussed in Note 10) during the twelve months ended December 31, 2025 and during the period from September 19, 2024 (inception) through December 31, 2024:

Description	2025	2024
Beginning balance	$61	$—
Change in fair value	4,297	61
Issuance of warrant	(4,358)	—
Ending balance	$—	$61
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
5. Restricted Cash
Restricted cash as of December 31, 2025 was held as collateral for a stand-by letter of credit issued by the Company to its Sublandlord (as defined in Note 13) in connection with the current lease for its principal facilities located at 300 Fifth Avenue, Waltham, Massachusetts. For additional information regarding the Company’s lease, refer to Note 13. Cash, cash equivalents, and restricted cash consisted of the following as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$213,192	$34,766
Restricted cash	107	—
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$213,299	$34,766
6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid research and development services	$4,185	$—
Other prepaid expenses and other current assets	1,278	38
Total prepaid expenses and other current assets	$5,463	$38
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued interest (1)	$—	$852
Accrued withholding taxes	8,000	—
Accrued research and development	2,424	713
Accrued professional and consulting	799	645
Accrued employee compensation and benefits	5,121	15
Total accrued expenses and other current liabilities	$16,344	$2,225
_________________________
(1)Includes related party amount of $341 as of December 31, 2024.

8. Convertible Notes Payable
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
The Company paid debt issuance costs of less than $0.1 million in relation to the Convertible Notes. The debt issuance costs were reflected as a reduction of the carrying value of Convertible Notes on the consolidated balance sheet and were being amortized as interest expense over the term of the Convertible Notes using the effective interest method. For the twelve months ended December 31, 2025 and for the period from September 19, 2024 (inception) through December 31, 2024, the Company recognized interest expense related to the Convertible Notes of $2.2 million and $0.9 million, respectively, which includes non-cash interest expense related to the amortization of debt issuance.
Immediately prior to the closing of the Merger, the Convertible Notes were converted into 12,808,261 shares of Pre-Merger Crescent common stock and pre-funded warrants to purchase 8,392,303 shares of Pre-Merger Crescent common stock based on the aggregate principal amount of $37.5 million plus $3.0 million in unpaid accrued interest divided by the conversion price in connection with the Pre-Closing Financing. At the closing of the Merger, the Pre-Merger Crescent common stock and pre-funded warrants issued in exchange for the Convertible Notes were converted into the right to receive 1,850,790 shares of common stock and pre-funded warrants to purchase 1,212,683 shares of common stock of the Company. In connection with the Redomestication, such shares of common stock and pre-funded warrants were converted to 1,850,790 ordinary shares and pre-funded warrants to purchase 1,212,683 ordinary shares of the Company, respectively. As of December 31, 2025, the Convertible Notes were not outstanding.
9. Convertible Preferred Shares and Shareholders' Equity (Deficit)
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
In December 2025, a certain current investor purchased pre-funded warrants at a purchase price of $13.410 per share allowing for the purchase of 131,434 shares at an exercise price of $0.001 per share.
The pre-funded warrants were recorded as a component of shareholders’ equity (deficit) within additional paid-in-capital and have no expiration date. As of December 31, 2025, none of the pre-funded warrants have been exercised.
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
In June 2025, upon on the closing of the Merger, the outstanding Pre-Merger Crescent Series Seed Preferred Stock converted into 2,890 shares of Preferred Stock designated as Series A. In connection with the Redomestication, such shares of Series A designated Preferred Stock converted to 2,890 Series A designated Preferred Shares.
As of December 31, 2025 and December 31, 2024, Convertible Preferred Shares consisted of the following (in thousands, except share amounts):

	December 31, 2025
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding(1)	Carrying Value	Liquidation Preference	Ordinary Shares Issuable Upon Conversion
Preferred Shares	5,000,000	2,890	$4,000	$—	2,890,000
(1) Preferred shares designated as Series A

	December 31, 2024
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series Seed Preferred Stock	20,000,000	20,000,000	$4,000	$4,000	20,000,000
Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Shares (the “Series A Certificate of Designation”), holders of Series A designated Preferred Shares are entitled to receive dividends on shares of Series A designated Preferred Shares equal to, on an as-if-converted-to-Company Ordinary Shares basis, and in the same form as, dividends actually paid on Company ordinary shares. Except as provided in the Series A Certificate of Designation or as otherwise required by law, the Company Series A designated Preferred Shares do not have voting rights. The Company Series A designated Preferred Shares shall rank on parity with the Company ordinary shares as to the distribution of assets upon any liquidation, dissolution, or winding-up of the Company. Each Series A designated Preferred Share is convertible at the option of the holder, at any time, and without the payment of additional consideration by the holder into ordinary shares of the Company. As of December 31, 2025, each outstanding Series A designated Preferred Share was convertible into ordinary shares at a ratio of 1,000:1.
Ordinary Shares
As of December 31, 2025, the Company has the authority to issue a total of 175,000,000 ordinary shares at a par value of $0.001 per share. As of December 31, 2025, 27,556,767 ordinary shares were issued and outstanding, which includes 168,215 ordinary shares in connection with the issuance of RSAs and 811 shares in connection with early exercised stock options. Each ordinary share entitles the holder to one vote, together with the holders of Convertible Preferred Shares, on all matters submitted to the shareholders for a vote. The holders of ordinary shares are entitled to receive dividends, if any, as declared by the Company’s board of directors (the “Board of Directors” or “Board”), subject to the preferential dividend rights of the holders of Convertible Preferred Shares.
As of December 31, 2025, there were an aggregate of 14,124,815 ordinary shares reserved for issuance (i) for the conversion of Series A Preferred Shares into ordinary shares, (ii) for the exercise of outstanding options for ordinary shares, (iii) under the 2025 Equity Incentive Plan, (iv) under the 2025 Employment Inducement Incentive Award Plan, (v)

under the 2025 Employee Stock Purchase Plan, (vi) for settlement of outstanding RSUs for ordinary shares, and (vii) for the exercise of the pre-funded warrants.
10. Share-Based Compensation
2024 Equity Incentive Plan
The Crescent Biopharma, Inc. 2024 Equity Incentive Plan (“2024 Plan”) was adopted by the board of directors of Pre-Merger Crescent on September 19, 2024. The 2024 Plan provided for Pre-Merger Crescent to grant stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, officers, directors, consultants, and advisors. Stock options granted under the 2024 Plan generally vest over four years, subject to the participant’s continued service, and expire after ten years, although stock options have been granted with vesting terms less than four years. As of December 31, 2025, there are no shares available for issuance under the 2024 Plan.
2025 Stock Incentive Plan
The Crescent Biopharma, Inc. 2025 Stock Incentive Plan (as amended from time to time, the “2025 Stock Plan”) was approved by the board of directors of GlycoMimetics on May 11, 2025, and by GlycoMimetics stockholders on June 5, 2025, and effective as of the Redomestication, the Board of Directors approved an amendment and restatement of the 2025 Stock Plan to reflect the conversion of Company common stock into Company ordinary shares in connection with the Redomestication. The 2025 Stock Plan allows for the grant of stock options, stock appreciation rights, RSAs, RSUs, other shareholder-based awards and incentive bonuses. The 2025 Stock Plan is administered by the Compensation Committee of the Board (the “Compensation Committee”) or another committee designated by the Board to administer the Plan. The initial share pool under the 2025 Stock Plan was 2,345,962 ordinary shares, and as of December 31, 2025, there are 141,333 shares available for future awards under the 2025 Stock Plan. The shares that may be issued under the 2025 Stock Plan will be automatically increased on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to 5% of the diluted shares (including ordinary shares, preferred shares and unexercised pre-funded warrants) on the preceding December 31, unless a lower, or no, increase is determined by the Compensation Committee. On January 1, 2026, 1,667,266 shares were added to the issuable shares under the 2025 Stock Plan. Current or prospective employees, officers, non-employee directors, and other independent service providers of the Company and its subsidiaries are eligible to participate in the 2025 Stock Plan.
2025 Employment Inducement Incentive Award Plan
The Crescent Biopharma, Inc. 2025 Employment Inducement Incentive Award Plan (as amended from time to time, the “2025 Inducement Plan”) was approved by the board of directors of Crescent Biopharma, Inc. on October 30, 2025. The 2025 Inducement Plan allows for the grant of stock options, stock appreciation rights, RSAs, RSUs, other shareholder-based awards and incentive bonuses. The 2025 Inducement Plan is administered by the Compensation Committee or another committee designated by the Board to administer the Plan. The initial share pool under the 2025 Inducement Plan was 1,250,000 ordinary shares, and as of December 31, 2025, there are 668,926 shares available for future awards under the 2025 Inducement Plan.
2025 Employee Stock Purchase Plan
The Crescent Biopharma, Inc. 2025 Employee Stock Purchase Plan (as amended from time to time, the “ESPP”) was approved by the board of directors of GlycoMimetics on May 11, 2025, and by GlycoMimetics stockholders on June 5, 2025, and effective as of the Redomestication, Board of Directors approved an amendment and restatement of the ESPP to reflect the conversion of Company common stock into Company ordinary shares in connection with the Redomestication. The ESPP has 195,497 shares reserved for issuance as of December 31, 2025. The shares that may be issued under the ESPP will be automatically increased on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to 1% of the diluted shares (including ordinary shares, preferred shares and unexercised pre-funded warrants) on the preceding December 31, unless a lower, or no, increase is determined by the Compensation Committee. On January 1, 2026, 333,453 shares were added to the issuable shares under the ESPP. As of December 31, 2025 no shares have been issued out of the ESPP.

Stock Option Valuation
The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards during the twelve months ended December 31, 2025 and during the period from September 19, 2024 (inception) through December 31, 2024:

	Twelve Months Ended	Period from September 19, 2024 (Inception) Through December 31, 2024
	December 31, 2025
Expected term (in years)	6.1	5.75 years
Expected volatility	99.7%	96.7%
Risk-free interest rate	4.0%	4.2%
Dividend yield	0.0%	0.0%

Stock Options
The following table summarizes the stock option activity during the twelve months ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding balance as of December 31, 2024	1,082,893	$6.16	9.9	$—
Granted	5,812,193	$10.25
Exercised	(811)	$6.16		5
Forfeited or expired	(707,957)	$6.16
Outstanding balance as of December 31, 2025	6,186,318	$10.00	9.5	$14,715
Vested and expected to vest as of December 31, 2025	6,186,318	$10.00	9.5	$14,715
Exercisable as of December 31, 2025	318,249	$6.26	9.0	$1,784
The weighted average grant-date fair value of stock options granted during the twelve months ended December 31, 2025 and during the period from September 19, 2024 (inception) through December 31, 2024 was $8.27 and $4.86 per share, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s ordinary shares for those stock options that had an exercise price lower than the fair value of the Company’s ordinary shares.
Restricted Stock Units
The Company’s RSUs have service-based vesting conditions and vest over a four-year period, during which time all unvested shares are subject to forfeiture by the Company in the event the holder’s service with the Company voluntarily or involuntarily terminates.

The following table summarizes the RSU activity during the twelve months ended December 31, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	—	$—
Granted	741,454	9.04
Vested	—	—
Forfeited	—	—
Unvested balance as of December 31, 2025	741,454	$9.04
Restricted Stock Awards
The Company’s RSAs have service-based vesting conditions and vest over a four-year period or vest upon grant, during which time all unvested shares are subject to forfeiture by the Company in the event the holder’s service with the Company voluntarily or involuntarily terminates.
The following table summarizes the RSA activity during the twelve months ended December 31, 2025:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	246,753	$1.38
Granted	20,164	9.55
Vested	(36,735)	2.78
Forfeited	(148,053)	1.38
Unvested balance as of December 31, 2025	82,129	$2.76
The weighted average grant date fair value of RSAs granted was $9.55 and $1.38 during the twelve months ended December 31, 2025 and during the period from September 19, 2024 (inception) through December 31, 2024, respectively. The total fair value of shares vested for the twelve months ended December 31, 2025 was $0.1 million.

Parascent Warrant Obligation
Under the terms of the Paragon Option Agreements (as defined in Note 12 below), the Company granted Parascent warrants to purchase a number of shares equal to 1.00% of its outstanding ordinary shares as of the date of the grant on a fully-diluted basis, or an aggregate of 402,731 ordinary shares, with an exercise price equal to the fair market value of the underlying shares on the grant date. In addition, in connection with terminating the ADC Paragon Option Agreement (as defined in Note 12 below), effective March 26, 2026, the Company will grant Parascent warrants to purchase 34,566 of its ordinary shares with an exercise price equal to the fair market value of the underlying shares on the grant date, as settlement in full of its remaining obligation to issue warrants to Parascent under the ADC Paragon Option Agreement upon termination. Parascent’s warrant has a service inception period for the grant preceding the grant date, with the full award being vested as of the grant date with no post-grant date service requirement.
As of December 31, 2025, the estimated fair value of warrants granted on December 31, 2025 was $4.4 million. For the twelve-month period ended December 31, 2025 and for the period from September 19, 2024 (inception) through December 31, 2024, $4.3 million and $0.1 million, respectively was recognized as share-based compensation expense related to the Parascent Warrant Obligation. The Parascent warrants were liability-classified and after the initial recognition, the liability is adjusted to fair value using an option-pricing model at the end of each reporting period, with changes in fair value recorded in the consolidated statement of operations and comprehensive loss.
The following table summarizes the assumptions used in calculating the fair value of the warrants:

	As of
	December 31, 2025	December 31, 2024
Expected term (in years)	10.0	10.0
Expected volatility	101.5%	96.3%
Risk-free interest rate	4.2%	4.6%
Dividend yield	0.0%	0.0%
Share-Based Compensation Expense
On April 14, 2025, as a result of Dr. Violin no longer serving as Chief Executive Officer and President, the Company repurchased 127,889 shares of unvested restricted stock at the price Dr. Violin originally purchased such shares, and Dr. Violin agreed to the cancellation of 537,127 unvested stock options. The Company recorded $0.2 million and $2.6 million of compensation expense as a result of the repurchase of RSAs and stock option cancellation, respectively, during the twelve months ended December 31, 2025.
The following table summarizes the classification of the Company’s share-based compensation expense in the consolidated statement of operations and comprehensive loss (in thousands):

	Twelve Months Ended December 31, 2025	Period from September 19, 2024 (Inception) Through December 31, 2024
General and administrative	$6,670	$1,073
Research and development	6,630	61
Total share-based compensation expense	$13,300	$1,134
The following table summarizes the total unrecognized compensation cost (in thousands) and weighted average recognition period for the Company’s awards as of December 31, 2025:

	Total Unrecognized Compensation	Weighted Average Recognition Period
Unvested stock options	$43,391	3.5 years
Unvested RSAs	$225	2.7 years
Unvested RSUs	$6,120	3.7 years
The following table summarizes the award types of the Company’s share-based compensation expense in the consolidated statement of operations and comprehensive loss (in thousands):

	Twelve Months Ended December 31, 2025	Period from September 19, 2024 (Inception) Through December 31, 2024
Stock options	$8,124	$983
RSAs	255	90
RSUs	584	—
ESPP	40	—
Parascent warrant obligation	4,297	61
Total share-based compensation expense	$13,300	$1,134

11. Income Taxes
During 2025, the Company converted from a U.S. domestic corporation to a Cayman Islands exempted company. Because the conversion constitutes an inversion for U.S. tax purposes, the Company continues to be treated as a U.S. domestic corporation subject to U.S. federal income tax. Accordingly, the Company’s net loss before income tax is incurred in the U.S. and the rate reconciliation is based on the U.S. statutory corporate tax rate. The expense for income taxes consists of the following:

	2025	2024
Current
Federal	$—	$—
State	—	—
Foreign	2,000	—
Total current expense	2,000	—
Deferred
Federal	—	—
State	—	—
Foreign	—	—
Total deferred expense	—	—

Total income tax expense	$2,000	$—
A reconciliation of the U.S. federal statutory rate to the Company’s effective income tax rate for the year ended December 31, 2025 and December 31, 2024 is as follows:

	Twelve Months Ended December 31, 2025		Period from September 19, 2024 (Inception) Through December 31, 2024
U.S. Federal statutory tax rate	$(31,908)	21%	$(3,752)	21%
Foreign Tax Effects
China
Withholding taxes	2,000	(1.3)%	—	—%
Tax credits	(1,809)	1.2%	(46)	0.3%
Change in valuation allowance	34,697	(22.9)%	3,612	(20.2)%
Nontaxable or nondeductible items	870	(0.6)%	186	(1.0)%
Other adjustments
Tax deductible merger expenses	(1,850)	1.2%	—	—%
Effective income tax rate	$2,000	(1.4)%	$—	0.1%
In accordance with ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, the Company updated its presentation of its effective tax rate reconciliation to reflect the standardized categories required by the new guidance. The effective tax rate reconciliation for the period from September 19, 2024 (inception) through December 31, 2024 has been recast for comparative purposes to conform to the current-year presentation. The recast was solely for presentation purposes and did not result in any changes to the Company’s previously reported income tax expense, effective tax rate, or other financial statement amounts.
The Company made no income tax payments and received no income tax refunds during the twelve months ended December 31, 2025 and during the period from September 19, 2024 (inception) through December 31, 2024

The income tax effect of each type of temporary difference and carryforward as of December 31, 2025 and December 31, 2024 was as follows:

	Twelve Months Ended December 31, 2025	Period from September 19, 2024 (Inception) Through December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$12,164	$444
Tax credit carryforwards	2,423	73
Accrued liabilities	1,246	4
Lease liability	433	—
Capitalized research and development costs	5,867	1,724
Intangible assets	23,439	1,466
Share-based compensation	2,801	229
Fixed assets	5	—
Total deferred tax assets	48,378	3,940
Valuation allowance	(47,991)	(3,940)
Deferred tax assets, net of valuation allowance	387	—
Deferred tax liabilities:
Right of use asset	(387)	—
Total deferred tax liabilities	(387)	—
Deferred taxes, net	$—	$—
Management evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the future benefits of its deferred tax assets. As a result, the Company maintained a full valuation allowance against its deferred tax assets as of December 31, 2025 and December 31, 2024. The valuation allowance increased by $44.1 million during 2025, primarily due to increases in intangible assets and net operating losses deemed not realizable.
At December 31, 2025, the Company had federal and state net operating loss carryforwards of approximately $46.6 million and $37.5 million, respectively, which may be available to reduce future taxable income. The federal net operating losses may be carried forward indefinitely but may only be used to offset 80% of annual taxable income due to the Tax Cuts and Jobs Act. The state net operating losses expire at various dates beginning in 2044. At December 31, 2025, the Company had federal and state research and development tax credit carryforwards of approximately $1.9 million and $0.8 million, respectively, which expire at various dates beginning in 2044.
Utilization of the net operating loss carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss that can be utilized annually to offset future taxable income and tax, respectively. There could be additional ownership changes in the future, which may result if additional limitations on the utilization of the net operating loss and tax credit carryforwards.
The Company conducts business in U.S. federal and state jurisdictions. In the normal course of business, the Company may be subject to examination by taxing authorities throughout the United States. Since the Company is in a loss carry-forward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carry-forward is utilized. As of December 31, 2025 and 2024, the Company is not under income tax examination in any jurisdiction.
During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax examinations. As of December 31, 2025, no reserves for uncertain tax positions have been established.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with Accounting Standards Codification 740, Income Taxes (“ASC 740”), the effects of the new tax law were recognized in the period of enactment. Due to the Company's valuation allowance position, the provisions of the OBBBA did not have an impact on the Company's income tax provision.
12. License Agreements
Paragon Option Agreements
In September 2024, the Company entered into the Antibody Paragon Option Agreement with Paragon and Parascent for CR-001, with the selected targets PD-1 and VEGF (the “Antibody Paragon Option Agreement”). In October 2024, the Company entered into the ADC Paragon Option Agreement with Paragon and Parascent for CR-002, with an undisclosed target (as amended, the “ADC Paragon Option Agreement” and, together with the Antibody Paragon Option Agreement, the “Paragon Option Agreements”). Parascent will not perform any substantive role under the Paragon Option Agreements other than to receive such warrants as discussed in Note 10. Under the Paragon Option Agreements, the Company has the exclusive option (an “Option”), on a Research Program-by-Research Program basis, to enter into a separate agreement with Paragon consistent with a set of pre-negotiated terms (a “License Agreement”). On March 18, 2025, the Company exercised its option for CR-001 under the Antibody Paragon Option Agreement and entered into the license agreement for CR-001 on April 28, 2025. On September 26, 2025, the Company exercised its option for CR-002 under the Antibody Paragon Option Agreement and entered into a license agreement with Paragon on November 5, 2025. The Company will be required to make non-refundable milestone payments to Paragon of up to $22.0 million for CR-001 and up to $46.0 million for CR-002 upon the achievement of certain clinical development and regulatory milestones, as well as tiered royalty payments in the low-to-mid single-digits beginning on the first commercial sale of each developed product. From time to time, the Company can choose to add additional targets by mutual agreement with Paragon.
On April 28, 2025, the Company entered into an Amended and Restated Paragon ADC Option Agreement to add undisclosed targets for the product candidate formerly referred to as CR-003 (“Former CR-003”), pursuant to which Paragon agreed to execute a mutually agreed research plan for those targets aimed at producing a potential product candidate to be licensed for further development, manufacture, and commercialization by the Company. On February 24, 2026, the Company provided notice to Paragon of its intention to terminate the ADC Paragon Option Agreement and the Company expects that the agreement will terminate on or about March 26, 2026 (the “Option Agreement Termination”). The Company will no longer license intellectual property rights with respect to Former CR-003 following the Option Agreement Termination.
Under the terms of the Paragon Option Agreements, Paragon agreed to perform certain research activities to discover, generate, identify, and characterize one or more antibody candidates, in the case of the Antibody Paragon Option Agreement, and one or more antibody drug conjugates, in the case of the ADC Paragon Option Agreement, directed to certain mutually agreed therapeutic targets of interest to the Company (each, a “Research Program”). The Paragon Option Agreements required the Company, Paragon, and Parascent to develop a research plan for each target that includes design, modeling, synthesis, evaluation, and other mutually agreed activities (each, a “Research Plan”), which activities primarily included performing preclinical studies. Paragon performed the activities set forth in each Research Plan on the timelines set forth in such Research Plan and in compliance with a mutually agreed budget. Each Research Program was overseen and coordinated by a joint development committee consisting of two employees from the Company and two employees from Paragon, with the Company and Paragon each having one vote with respect to decisions of the committee. When Paragon and Parascent produced an antibody or ADC, as applicable, against a selected target, and upon the completion of each Research Program, Paragon and Parascent delivered to the Company a data package that included sequence information for all then-existing antibodies or ADCs, as applicable, and information directed to such target.
The Company may terminate the Paragon Option Agreements or any Research Program at any time for any or no reason upon 30 days’ prior written notice to Paragon, provided that the Company must pay any outstanding accrued fees due to Paragon upon such termination, as well as any non-cancellable obligations reasonably incurred by Paragon in connection with its activities under any terminated Research Program.

Under the Paragon Option Agreements, the Company is also responsible for certain additional development costs incurred by Paragon. The Company expenses the fees incurred under the Paragon Option Agreements as the associated costs are incurred when the underlying services are rendered. Such amounts are classified within research and development expenses and general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss. The following is a summary of expenses related to the development costs and license fees related to the Paragon Option Agreements recorded within the consolidated statement of operations for the periods presented (in thousands):

	Twelve Months Ended December 31, 2025	Period from September 19, 2024 (Inception) Through December 31, 2024
Research and development expense	$19,356	$13,124
General and administrative expense	570	394
	$19,926	$13,518
An amount of $0.1 million related to Paragon is included in related party accounts payable and other current liabilities within the consolidated balance sheet as of December 31, 2025.
Any additional License Agreements entered into with respect to a given Research Program shall contain the same milestone payment obligations as the Paragon Option Agreements, provided that any milestone set forth in the Paragon Option Agreements that has not yet been achieved and is duplicated in such License Agreement shall no longer be achievable and payable under the terms of the Paragon Option Agreements and shall only be achievable under the terms of the License Agreement. For the avoidance of doubt, if a milestone is achieved and paid by the Company pursuant to the Paragon Option Agreements for a certain Research Program, then there shall be no milestone payment due for the achievement of such milestone under a subsequently executed License Agreement for such Research Program. Further, under a License Agreement, the Company would also be required to make royalty payments to Paragon in the low single-digit percentage range based on net sales of products, subject to certain reductions. The royalty term will terminate on a product-by-product and country-by-country basis upon the later of the expiration of the last-to-expire valid claim within the relevant patent rights or the twelfth anniversary of the first commercial sale of such product in such country.
Additionally, as part of the Paragon Option Agreements, on each of December 31, 2025 and December 31, 2026, the Company has agreed to grant Parascent warrants to purchase an aggregate number of shares equal to 1.00% of its outstanding share capital as of the date of the grant on a fully-diluted basis, with an exercise price equal to the fair market value of the underlying ordinary shares on each respective grant date. The warrants are liability-classified and after the initial recognition, the liability is adjusted to fair value at the end of each reporting period, with changes in fair value recorded in the consolidated statement of operations and comprehensive loss. In accordance with the terms of the ADC Paragon Option Agreement, the Company issued 402,731 warrants on December 31, 2025 (see Note 10). In connection with the Option Agreement Termination, the Company will grant 34,566 warrants to Parascent on March 26, 2026.
The Company concluded that the rights obtained under the Paragon Option Agreements represent asset acquisitions whereby the underlying assets comprise in-process research and development assets with no alternative future use. The Paragon Option Agreements did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in the exclusive license options, which represent a group of similar identifiable assets. The research initiation fees represent a one-time cost on a research program-by-research program basis for accessing research services or resources with benefits that are expected to be consumed in the near term, therefore the amounts paid are expensed as part of research and development costs immediately. Amounts paid as reimbursements of on-going development cost, monthly development cost fee and additional development expenses incurred by Paragon due to work completed for selected targets prior to the effective date of the Paragon Option Agreements that associated with services being rendered under the related Research Programs is recognized as research and development expense when incurred.
CR-001 License Agreement
On April 28, 2025, the Company entered into a License Agreement with Paragon for all antibodies discovered, generated, identified, or characterized by Paragon in the course of performing the CR-001 research program directed to PD-1 and VEGF, antibodies created by the Company derived from the licensed antibodies and directed to PD-1 and VEGF, and products that comprise the foregoing (the “CR-001 License Agreement”) consistent with the pre-negotiated terms agreed to upon execution of the Paragon Option Agreements, pursuant to which Paragon granted the Company a royalty-bearing, worldwide, exclusive, and sublicensable license with respect to certain inventions, patent rights, sequence information, and other intellectual property rights related to monospecific antibodies directed at the VEGF and PD-1 targets (the “Licensed Antibody Technology”) to use, make, sell, import, export, and otherwise exploit certain Licensed Antibodies, Derived Antibodies, Products, Multispecific Antibodies, and Multispecific Products in the Field in the Territory. Under the terms of the CR-001 License Agreement, the Company is obligated to pay Paragon up to $22.0 million based on specific development and regulatory milestones, with the next subsequent milestone payment of $2.5 million being due upon the first dosing of a human patient in a Phase 1 trial, which occurred during February 2026. Following the execution of the CR-001 License Agreement, the Company is solely responsible for, and has sole authority and control over, all aspects of the development, manufacturing, and commercialization of product candidates under the CR-001 program, including regulatory strategy, communications, filings, and activities (including clinical trials). Paragon also granted the Company a royalty-bearing, worldwide, non-exclusive, sublicensable right and license under the Licensed Antibody Technology to use, make, sell, import, export, or otherwise exploit certain multispecific antibodies and products targeting PD-1 and VEGF. In addition, the following summarizes other key terms of the CR-001 License Agreement:
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
On December 2, 2025, the Company entered into Amendment No. 1 (the “Amendment”) to the License Agreement, dated April 28, 2025, by and between the Company and Paragon relating to the CR-001 License Agreement. The purpose of the Amendment was to amend certain terms of the CR-001 License Agreement for the sole purpose of accommodating and aligning with the sublicense for the CR-001 License Agreement with Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd. (“Kelun”) discussed below.
CR-002 License Agreement
On November 5, 2025, the Company entered into a License Agreement for all ADCs discovered, generated, identified or characterized by Paragon in the course of performing the CR-002 research program directed to PD-L1, ADCs created by the Company derived from the licensed ADCs and directed to PD-L1, and products that comprise the foregoing with

Paragon (the “CR-002 License Agreement”) consistent with the pre-negotiated terms agreed to upon execution of the ADC Paragon Option Agreement, pursuant to which Paragon granted the Company a royalty-bearing, worldwide, exclusive and sublicensable license with respect to certain inventions, patent rights, sequence information and other intellectual property rights related to ADCs directed at PD-1 and VEGF (the “Licensed Antibody Technology”) to develop, manufacture, commercialize and otherwise exploit certain ADCs and products targeting PD-L1 in the field of prophylaxis, palliation, treatment and diagnosis of human disease and disorders in all therapeutic areas (the “field”) and worldwide (the “territory”). Under the terms of the CR-002 License Agreement, the Company is obligated to pay Paragon up to $46.0 million based on specific development and regulatory milestones, including a $5.0 million fee for the nomination of a development candidate that was paid in October 2025 and a further milestone payment of $5.0 million upon the first dosing of a human patient in a Phase 1 trial. Following the execution of the CR-002 License Agreement, the Company is solely responsible for, and has sole authority and control over, all aspects of the development, manufacturing and commercialization of CR-002, including regulatory strategy, communications, filings and activities (including clinical trials). In addition, the following summarizes other key terms of the CR-002 License Agreement.
•The Company will pay Paragon a low-to-mid single-digit percentage royalty based on annual net sales of the products in the field and in the territory, subject to a 30% reduction if there is no valid patent covering the product in the country.
•The royalty term ends on the later of (i) the twelfth anniversary of such date or (ii) the expiration of the last-to-expire valid patent covering the product in the country at issue.
•The CR-002 License Agreement may be terminated on 60 days’ notice by the Company, on material breach without cure; and to the extent permitted by law, on a party’s insolvency or bankruptcy.
•With respect to patents licensed to the Company under the CR-002 License Agreement that have been filed as of the effective date of the CR-002 License Agreement, the Company will control the preparing, filing, prosecuting and maintenance of such patents. With respect to patents filed after the effective date of the CR-002 License Agreement, Paragon will control the preparing, filing, prosecuting and maintaining of such patents until the final deliverable for the relevant research program is delivered to the Company, after which the Company will control the preparing, filing, prosecuting and maintain of such patents.
•The Company shall have the right to grant sublicenses under the CR-002 License Agreement, provided that (i) any sublicense agreement is consistent with all relevant terms, conditions and restrictions of the CR-002 License Agreement, (ii) the Company provides Paragon with a copy of each sublicense agreement and any amendments thereto within 30 days following execution thereof and (iii) the Company remains responsible for all payments and obligations due under the CR-002 License Agreement.
Kelun License Agreements
On December 2, 2025, the Company entered into two license agreements with Kelun, each of which is described below.
CR-001 License Agreement
On December 2, 2025, the Company and Kelun entered into a License Agreement (the “Kelun CR-001 License Agreement”) under which the Company granted Kelun an exclusive, royalty-bearing license to research, develop, manufacture and commercialize CR-001, the Company’s proprietary bispecific antibody directed to VEGF and PD-1, in greater China (including mainland China, Hong Kong, Macau and Taiwan) (collectively, the “SKB Territory”). The Company retains all rights to CR-001 outside the SKB Territory.
Under the Kelun CR-001 License Agreement, Kelun is responsible for development, manufacturing, regulatory and commercial activities for CR-001 in the SKB Territory, and is obligated to use commercially reasonable efforts to develop and commercialize at least one CR-001 product candidate in the SKB Territory.
Kelun will pay the Company the following:
•$20.0 million within 30 days of signing;
•up to $30.0 million in development and regulatory milestone payments; and

•tiered royalties ranging from low- to mid-single digits based on annual net sales in the SKB Territory, subject to customary reductions and a royalty floor on reductions.
Additionally, the Company may be required to pay back to Kelun $5.0 million if Kelun initiates a combination study (the “Combination Study”) approved by the Company with CR-001 prior to December 31, 2026.
The Kelun CR-001 License Agreement includes the provision of the initial supply of CR-001 drug product by the Company, a data-sharing framework, know-how and manufacturing technology transfer provisions, intellectual property provisions, and customary termination rights, including reversion and license-back mechanics in specified circumstances.
The Kelun CR-001 License Agreement is in the scope of ASC 606, Revenue from Contracts with Customers. The Company concluded that the Kelun CR-001 License Agreement contains two performance obligations for the transfer of an exclusive license and the provision of an initial supply of CR-001 as the two services are distinct within the context of the contract.
Of the $20.0 million payable upon signing of the agreement, $15.0 million was included in the transaction price. As of December 31, 2025, the Company recorded $5.0 million of the $20.0 million upfront payment on the consolidated balance sheet as a deposit liability related to contingent consideration payable back to Kelun. The amount is returnable to Kelun if they initiate the Combination Study prior to December 31, 2026. Whether they initiate the Combination Study or not is outside of the Company’s control, and therefore the Company concluded that the potential repayment to Kelun of $5.0 million was variable consideration that was constrained. Of the transaction price of $15.0 million, $4.2 million was allocated to the initial supply performance obligation and $10.8 million was allocated to the license. The $5.0 million deposit liability will be included in the transaction price if Kelun does not initiate the Combination Study prior to December 31, 2026, and such consideration is no longer constrained.
The transaction price was allocated to the two performance obligations on a relative estimated standalone selling prices utilizing market data.. The standalone selling price of the performance obligations were estimated using a market approach that maximized the use of observable inputs.
The Company recognized $10.8 million of revenue allocated to the transfer of the exclusive license during the year ended December 31, 2025 as the license is considered functional in nature and control was transferred to the customer at the time of grant.
As of December 31, 2025, the Company recorded $4.2 million on the consolidated balance sheet within deferred revenue related to the performance obligation for the initial supply of CR-001, which will be recognized as revenue when control of the initial supply of CR-001 is transferred, which is expected in 2026.
As of December 31, 2025, the $30.0 million in development and regulatory milestone payments are fully constrained as variable consideration due to the uncertainty associated with the occurrence of the underlying events that would trigger the development and regulatory milestone consideration and therefore are not included in the transaction price of the arrangement. The Company will reassess this conclusion at each subsequent reporting period and will only include amounts associated with development or regulatory milestones in the transaction price when, or if, the variable consideration is determined to be released from constraint.
As of December 31, 2025, the Company has not recognized any royalties under its licensing agreement. Royalties qualify for the sales-and-usage exemption under ASC 606 as (i) royalties are based strictly on the sale-and-usage by the licensee and (ii) a license of intellectual property is the sole or predominant item to which such royalties relate. Based on this exemption, these royalties are earned under the terms of a license agreement in the period the products are sold by the Company’s collaborator and the Company has a present right to payment.
SKB105 License and Collaboration Agreement
On December 2, 2025, the Company and Kelun entered into a License and Collaboration Agreement (the “SKB105 License Agreement”), under which Kelun granted the Company an exclusive license to research, develop, manufacture and commercialize SKB105, Kelun’s proprietary integrin beta-6-directed antibody-drug conjugate, in all territories outside the SKB Territory. The Company intends to develop SKB105 as CR-003, a product designation which previously referred to a preclinical ADC asset under the Paragon Option Agreements discussed elsewhere in this Note 11 to the consolidated financial statements.

The Company is responsible for all development, manufacturing, regulatory and commercial activities for SKB105 outside the SKB Territory and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, manufacture (or have manufactured) and commercialize at least one SKB105 product in the United States and at least three (3) major European markets.
Under the SKB105 License Agreement, the Company has agreed to pay Kelun:
•$80.0 million upfront, of which $72.0 million was paid and $8.0 was recorded on the consolidated balance sheet within accrued expenses and other current liabilities as of December 31, 2025 representing a portion of the consideration withheld on behalf of Kelun for withholding taxes that was remitted to tax authorities in 2026;
•up to $345.0 million in development milestone payments;
•up to $902.5 million in sales-based milestone payments;
•tiered royalties ranging from mid-single digits to low-double digits based on annual net sales, subject to customary reductions and a royalty floor;
•sublicense and divestiture revenue-sharing payments of low double-digit percentages of any sublicense or divestiture consideration on account of SKB105 paid or payable to the Company within 18 months after the effective date of the definitive agreement in connection with any such triggering transaction; and
•a potential payment of low-single digits to low-double digits of any change of control consideration (including cash or any other consideration) received by equity holders of the Company if the Company undergoes a qualifying change-of-control transaction within 24 months.
The Company concluded that the rights obtained under the SKB 105 License Agreement represents an asset acquisition whereby the underlying license intellectual property is in-process research and development intellectual property with no alternative future use. The SKB 105 License Agreement did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in the exclusive license.
For the SKB105 License Agreement, the Company recorded $78.2 million within research and development expense for the twelve months ended months ended December 31, 2025. A portion of the nonrefundable upfront $80.0 million payment represents costs for SKB105 drug supply that Kelun is obligated to provide to the Company that has not been received as of December 31, 2025, and will be used in future research and development activities. The Company recorded $1.8 million within prepaid expenses and other current assets on its consolidated balance sheet as of December 31, 2025, and will recognize the amounts into research and development expense as the SKB105 drug supply is received from Kelun throughout 2026.
13. Leases
In May 2025, the Company entered into a noncancelable operating sublease agreement with Nano Dimension USA Inc. (“Sublandlord”) whereby the Company sublets approximately 25,000 square feet of office space located in Waltham, Massachusetts (“Waltham Sublease”). The sublease commencement date was June 1, 2025, with an initial term of 45 months. Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate when measuring operating lease liabilities as discount rates were not implicit or readily determinable. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.
As of December 31, 2025, the Company had $1.5 million of operating lease ROU assets, short term lease liabilities of $0.4 million and long term lease liability of $1.2 million on its consolidated balance sheets. As of December 31, 2025, the operating lease arrangement had a remaining lease term of 3.2 years and a discount rate of 10.6%. Cash paid for amounts included in the measurement of operating lease liabilities within operating cash flows was $0.1 million.
The table below summarizes the Company’s lease costs for the twelve months ended December 31, 2025 and during the period from September 19, 2024 (inception) through December 31, 2024:

Lease Costs	Twelve Months Ended December 31, 2025	Period from September 19, 2024 (Inception) Through December 31, 2024
Operating lease cost	$324	$—
Short-term lease cost	43	—
Total lease costs	$367	$—
As of December 31, 2025, the total remaining operating lease payments included in the measurement of lease liabilities was as follows (in thousands):

Period ended December 31
2026	584
2027	609
2028	633
2029	107
Total undiscounted lease payments	1,933
Less: imputed interest	(289)
Total present value of operating lease liability	$1,644
14. Commitments and Contingencies
401(k) Plan
The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of management. For the twelve months ended December 31, 2025, and during the period from September 19, 2024 (inception) through December 31, 2024, the Company has not recorded any expense related to 401(k) Plan match contributions.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations, or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025.
Legal Proceedings
From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of December 31, 2025, the Company was not a party to any material legal proceedings or claims.
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

15. Net Loss per Share
Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Twelve Months Ended December 31, 2025
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted
Ordinary Shares	$(133,446)	10,413,649	$(12.81)
Company Series A Preferred Shares (1)	(20,496)	1,599	$(12,818.01)
Net loss	$(153,942)

	Period from September 19, 2024 (Inception) Through December 31, 2024
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted
Common Stock	$(17,867)	767,580	$(23.28)
Net loss	$(17,867)

(1) The weighted-average number of shares of as-converted Series A Preferred Shares used in the loss allocation was 1,599,397 for the twelve months ended months ended December 31, 2025.
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

	Twelve Months Ended December 31, 2025	Period from September 19, 2024 (Inception) Through December 31, 2024
Convertible preferred stock (as converted to common stock)	—	2,890,000
Outstanding unvested restricted stock units	741,454	—
Outstanding unvested restricted stock awards	82,129	246,753
Outstanding and issued common stock options	6,186,318	1,082,893
Total	7,009,901	4,219,646
16. Related Party Transactions
Paragon and Parascent each beneficially owns less than 5% of the Company’s share capital through their respective holdings of the Company’s ordinary shares. Fairmount beneficially owns more than 5% of the Company’s capital, currently has two representatives appointed to the Board and beneficially owns more than 5% of Paragon. Fairmount appointed Paragon’s board of directors and has the contractual right to approve the appointment of any executive officers of Paragon. The Company determined Paragon and Parascent were related parties based on the nature of these relationships.

The following is a summary of related party accounts payable and other current liabilities (in thousands):

	As of December 31, 2025	As of December 31, 2024
Paragon accrued research and development	$139	$6,901
Paragon accrued general and administrative	1	320
Total	$140	$7,221
17. Segment Reporting
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
The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Twelve Months Ended December 31, 2025	Period from September 19, 2024 (Inception) Through December 31, 2024
License revenue	$10,844	$—
Less:
CR-001 external research and development costs	25,547	6,610
CR-002 external research and development costs	8,636	751
Discovery external research and development costs(1)	1,952	—
Personnel costs	31,022	1,214
Milestone and license fees(2)	84,710	6,400
Professional and other fees(3)	11,609	2,216
Other expense (income)	(690)	676
Provision for income taxes	2,000	—
Net loss and comprehensive loss	$(153,942)	$(17,867)
_________________________
(1)Discovery external research and discovery costs include costs associated with candidate discovery activities.
(2)Milestone and license fees for the twelve months ended December 31, 2025 includes the license fee for CR-003 related to the SKB105 License Agreement.
(3)Profession and other fees includes professional fees, consulting fees, office and facilities expense, and miscellaneous other expense.
For the year ended December 31, 2025, all of the Company’s revenues were earned from a license agreement with a single customer located in China. As of December 31, 2025, all of the Company’s long-lived assets are located in the United States.
18. Subsequent Events
The Company has evaluated events and transactions occurring subsequent to December 31, 2025 through the date at which the financial statements were issued.

On February 24, 2026, we provided notice to Paragon of our intention to terminate the ADC Paragon Option Agreement and we expect that the agreement will terminate on or about March 26, 2026. The Company will no longer license intellectual property rights with respect to Former CR-003 following the Option Agreement Termination. In connection with the Option Agreement Termination, the Company will grant Parascent warrants to purchase 34,566 of our ordinary shares with an exercise price equal to the fair market value of our underlying shares on the grant date as settlement in full of our remaining 2026 obligation to issue warrants to Parascent under the ADC Paragon Option Agreement. Other than the warrant issuance, there are no early termination penalties associated with the termination.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Management recognizes that any controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. In addition, the design of disclosure controls and procedures must reflect that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the foregoing evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because we do not qualify as an accelerated or a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
a.On February 24, 2026, we provided notice to Paragon of our intention to terminate the ADC Paragon Option Agreement, which covers the product candidate formerly referred to as CR-003, in light of our having in-licensed SKB105 from Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd, which we intend to develop as CR-003. We expect that the agreement will terminate on or about March 26, 2026. See Part I, Item 1, “Business” for additional information regarding the parties to the agreement, the material terms, and the warrants issued to Parascent in connection with the termination. Other than the warrant issuance, there are no early termination penalties associated with the termination.
b.During the fourth quarter of 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” in each case, as defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table and discussion sets forth the names, ages as of February 26, 2026, positions and biographical and other information of the individuals who currently serve as directors and executive officers of the Company.

Name	Age	Position
Executive Officers:
Joshua Brumm	48	Chief Executive Officer and Director
Jonathan McNeill, M.D.	40	Chief Operating Officer and President
Ellie Im, M.D.	48	Chief Medical Officer
Jan Pinkas, Ph.D.	57	Chief Scientific Officer
Richard Scalzo	39	Chief Financial Officer
Ryan Lynch	42	Treasurer, Senior Vice President of Finance and Chief Accounting Officer
Barbara Bispham	40	General Counsel and Corporate Secretary
Non-Employee Directors:
Alexandra Balcom(1)(2)	42	Director
Peter Harwin(3)	40	Chair and Director
David Lubner(1)(2)(3)	61	Director
Susan Moran, M.D., MSCE(1)(2)	56	Director
Jonathan Violin, Ph.D.(3)	50	Director
__________________
(1)Member of the Audit Committee.
(2)Member of the Compensation Committee.
(3)Member of the Nominating and Governance Committee (the “Nominating Committee”).
Each executive officer serves at the discretion of the Board of the Directors (the “Board”) and holds office until their successor is duly appointed and qualified or until their earlier resignation or removal.
Executive Officers
Joshua Brumm. Mr. Brumm has served as our Chief Executive Officer and as a member of our Board since March 2025. Prior to joining us, Mr. Brumm was a General Partner at Forbion, a leading life sciences investment firm, from June 2024 to March 2025. From October 2019 to March 2024, Mr. Brumm served as Chief Executive Officer and President and as a director of Dyne Therapeutics, Inc. (Nasdaq: DYN), a biotechnology company. Prior to joining Dyne Therapeutics, Mr. Brumm served as Chief Operating Officer and Chief Financial Officer at Kaleido Biosciences, Inc. (formerly, Nasdaq: KLDO), a healthcare company, from April 2018 to October 2019. Prior to joining Kaleido, Mr. Brumm served as Chief Operating Officer and Chief Financial Officer at Versartis, Inc., a biopharmaceutical company, from November 2013 until December 2017. Mr. Brumm served as Executive Vice President of Finance and Principal Financial Officer at Pharmacyclics, LLC, a biopharmaceutical company, from August 2012 to August 2013. Prior to joining Pharmacyclics, Mr. Brumm served in various roles at ZELTIQ Aesthetics, Inc., a medical technology company, from December 2009 to August 2012, including as Senior Vice President and Chief Financial Officer, Vice President of Corporate Development and Investor Relations, Senior Managing Director of International Sales and Director of Corporate Development and Strategy. Prior to his service at ZELTIQ Aesthetics, Mr. Brumm served as Director of Finance at Proteolix, Inc. and held investment banking roles at Citigroup Global Markets, Inc. and Morgan Stanley. Mr. Brumm currently serves on the board of AIRNA, Corporation, Inc., as Chairman of the Board of Amphista Therapeutics Limited, and as a venture partner at Forbion. Mr. Brumm holds a B.A. in business administration from the University of Notre Dame.
We believe that Mr. Brumm is qualified to serve as a member of our Board because of his extensive experience as a senior management executive of healthcare and biotechnology companies, as well as his finance background and experience as an investor in life sciences companies.
Jonathan McNeill, M.D. Dr. McNeill has served as our Chief Operating Officer and President since March 2025. Prior to joining us, Dr. McNeill was a Partner at Forbion, a leading life sciences investment firm, from January 2025 to

March 2025. From February 2019 to September 2024, Dr. McNeill held roles of increasing responsibility at Dyne Therapeutics, Inc. (Nasdaq: DYN), a biotechnology company, where he served as Chief Business Officer from July 2023 to September 2024, Senior Vice President, Business Development from July 2021 to July 2023, and as Vice President, Business Development from February 2019 to June 2021. Prior to joining Dyne Therapeutics, Dr. McNeill served as Associate Director, Business Development at Editas Medicine, Inc. (Nasdaq: EDIT), a biotechnology company, from August 2015 to January 2019. Prior to joining Editas, Dr. McNeill served as a Consultant at Boston Consulting Group from March 2014 to August 2015. Dr. McNeill earned his B.A. in public policy and economics from the University of North Carolina and his M.D. from the University of Pennsylvania.
Ellie Im, M.D. Dr. Im has served as our Chief Medical Officer since April 2025. Prior to joining us, Dr. Im served as Senior Vice President of Clinical Development, Oncology, at Centessa Pharmaceuticals PLC (Nasdaq: CNTA), a clinical-stage pharmaceutical company, from September 2023 to March 2025. Prior to joining Centessa, Dr. Im held roles of increasing responsibility at Mersana Therapeutics, Inc. (Nasdaq: MRSN), a clinical-stage biopharmaceutical company, where she served as Senior Vice President, Clinical Development and Operations from January 2023 to September 2023, Senior Vice President, Head of Clinical Development from March 2022 to September 2023, and as Vice President, Clinical Development from May 2021 to March 2022. Prior to Mersana Therapeutics, Dr. Im was Clinical Development Lead and Senior Medical Director at Tesaro Inc. (formerly, Nasdaq: TSRO), an oncology-focused company that was later acquired by GlaxoSmithKline plc, where she led the clinical development for Jemperli until 2021. She also served as Medical Director for Merck & Co, Oncology Clinical Development, and led clinical development for Keytruda. Dr. Im is a medical oncologist and holds an MD degree from Catholic University College of Medicine, South Korea. She is board certified in internal medicine and medical oncology and a member of the American Society of Clinical Oncology and Hematology.
Jan Pinkas, Ph.D. Dr. Pinkas has served as our Chief Scientific Officer since July 2025. Prior to joining us, Dr. Pinkas worked at Pyxis Oncology from 2022 to 2025, where he most recently served as chief scientific officer. At Pyxis Oncology, Dr. Pinkas established the preclinical research and development function to support ADC and antibody programs through Investigational New Drug (IND)-enabling studies and led the translational medicine group. Previously, at Magenta Therapeutics, Dr. Pinkas served as senior vice president, translational sciences, establishing a new department to support programs as the company advanced from preclinical research to late-stage clinical development. Prior to Magenta, Dr. Pinkas worked at ImmunoGen for more than 10 years in positions of increasing responsibility, most recently as vice president, translational research and development. In that role, he led groups supporting molecules from early-stage research to IND, and also advancing to pivotal clinical development, including contributing to ELAHERE®, an ADC approved for the treatment of platinum-resistant ovarian cancer, as well as SARCLISA®, an anti-CD38 therapy approved in combination with standard of care for multiple myeloma. Earlier in his career, he held scientist roles focused on oncology research at Amgen and Genzyme Corporation. Dr. Pinkas earned his Ph.D. in molecular and cellular biology at the University of Massachusetts, Amherst and received his B.A. in biology from Johns Hopkins University.
Richard Scalzo. Mr. Scalzo has served as our Chief Financial Officer since April 2025. Prior to joining us, Mr. Scalzo served as Senior Vice President, Head of Finance and Administration at Dyne Therapeutics, Inc. (Nasdaq: DYN), a biotechnology company, from July 2022 to March 2025. Mr. Scalzo also previously served as Vice President, Accounting and Administration and Treasurer from January 2020 to June 2022 and Corporate Controller from December 2019 to July 2020 at Dyne Therapeutics. Prior to Dyne Therapeutics, Mr. Scalzo served as Corporate Controller at several biotechnology companies, including Kaleido Biosciences, Inc. from August 2018 to November 2019, X4 Pharmaceuticals, Inc. (Nasdaq: XFOR) from September 2016 to August 2018 and Ocata Therapeutics, Inc. (formerly, Nasdaq: OCAT; acquired by Astellas Pharma Inc. in February 2016) from August 2014 to September 2016. Mr. Scalzo started his career with PricewaterhouseCoopers LLP in its health industries practice. Mr. Scalzo is a certified public accountant in the Commonwealth of Massachusetts and holds a B.S. in accounting from Boston College and an M.B.A. from the University of Massachusetts.
Ryan Lynch. Mr. Lynch has served as our Treasurer, Senior Vice President of Finance and Chief Accounting Officer since December 2024. Prior to joining us, Mr. Lynch served as VP Finance at Kelonia Therapeutics, Inc., a biotechnology company, from November 2021 to December 2024, where he was responsible for overseeing the company’s finance and accounting functions. Prior to Kelonia, from December 2019 to November 2021, Mr. Lynch served as Senior Director, Corporate Controller at Morphic Therapeutic, Inc., a biopharmaceutical company and wholly owned subsidiary of Morphic Holding, Inc, a Nasdaq-listed biopharmaceutical company that was acquired by Eli Lilly and Company in 2024, where he was responsible for overseeing the company’s finance and accounting functions. Prior to joining Morphic, Mr. Lynch held positions of increasing responsibility at Concert Pharmaceuticals, Inc. from May 2014 to November 2019, most recently serving as Senior Director, Corporate Controller. Mr. Lynch received an M.S. in Accounting from the University of Massachusetts Amherst and a B.B.A. in Accounting from the University of Massachusetts Amherst. Mr. Lynch is a licensed certified public accountant in Massachusetts.

Barbara Bispham. Ms. Bispham has served as our General Counsel and Corporate Secretary since January 2025. Prior to joining us, Ms. Bispham served as Senior Vice President, General Counsel and Corporate Secretary at Sail Biomedicines, a biotechnology company and subsidiary of Flagship Pioneering, Inc., from October 2023 to January 2025, where she was responsible for overseeing the company’s legal and intellectual property operations. Prior to Sail, Ms. Bispham served as Senior Vice President, General Counsel and Corporate Secretary at Senda Biosciences, Inc., a biotechnology company and subsidiary of Flagship Pioneering, Inc., from October 2022 until it merged with LARONDE, Inc., also a subsidiary of Flagship Pioneering, Inc., to form Sail Biomedicines in October 2023, where she was responsible for overseeing the company’s legal and intellectual property operations. Prior to joining Senda, Ms. Bispham held positions of increasing responsibility at BridgeBio Pharma, Inc. (Nasdaq: BBIO), a biopharmaceutical company, from August 2020 to September 2022, most recently serving as Vice President, Head of Legal, where she was responsible for overseeing the company’s legal, transactional, employment, governance, litigation, privacy, compliance, and intellectual property operations. Ms. Bispham received a B.A. from the University of Pennsylvania and a J.D. from Cornell Law School.
Non-employee Directors
Alexandra Balcom. Ms. Balcom has served as a member of our Board since November 2024. Ms. Balcom has served as Chief Financial Officer at Nuvalent, Inc. (Nasdaq: NUVL), a biotechnology company, since January 2021. From April 2017 to March 2021, Ms. Balcom held positions of increasing responsibility at SQZ Biotechnologies Company, formerly a NYSE-listed biotechnology company, most recently serving as Vice President of Finance from January 2019 to March 2021. Prior to joining SQZ Biotechnologies, Ms. Balcom held positions of increasing responsibility at Agios Pharmaceuticals Inc. (Nasdaq: AGIO), a biopharmaceutical company, from January 2011 to April 2017, most recently serving as Corporate Controller. Ms. Balcom received a B.B.A. in Finance from the University of Massachusetts, Amherst, and a M.B.A. from Boston College. Ms. Balcom is a Certified Public Accountant in Massachusetts.
We believe Ms. Balcom is qualified to serve as a member of our Board because of her experience as an executive officer of life sciences companies, her expertise in finance and her background in business development and operations.
Peter Harwin. Mr. Harwin has served as a member of our Board since September 2024. Mr. Harwin is a Managing Member at Fairmount, a healthcare investment firm he co-founded in April 2016. Prior to Fairmount, Mr. Harwin served as a member of the investment team at Boxer Capital, LLC, an investment fund that was part of the Tavistock Group, based in San Diego. Mr. Harwin also serves as chairman of the board of directors of Cogent Biosciences, Inc. (Nasdaq: COGT) and as a member of the board of directors of Apogee Therapeutics, Inc. (Nasdaq: APGE), Galecto, Inc. (Nasdaq: GLTO), Oruka Therapeutics, Inc. (Nasdaq: ORKA), Spyre Therapeutics, Inc. (Nasdaq: SYRE) and Paragon Therapeutics, Inc. Mr. Harwin previously served as a director of Viridian Therapeutics, Inc. (Nasdaq: VRDN) from October 2020 until March 2025. Mr. Harwin received a B.B.A. from Emory University.

We believe Mr. Harwin is qualified to serve as a member of our Board because of his experience advising and serving as a director of biotechnology companies and as a manager of funds specializing in the area of life sciences.
David Lubner. Mr. Lubner has served as a member of our Board since April 2025. Mr. Lubner served as Executive Vice President and Chief Financial Officer of Ra Pharmaceuticals, Inc., a biotechnology company acquired by UCB S.A. in April 2020, from January 2016 until June 2020. Before joining Ra Pharmaceuticals, Mr. Lubner served as Chief Financial Officer of Tetraphase Pharmaceuticals, Inc., a biotechnology company, from its inception in 2006 to 2016, as Chief Financial Officer of PharMetrics Inc., a patient-based pharmacy and medical claims data informatics company, from 1999 until it was acquired by IMS Health in 2005 and as Vice President and Chief Financial Officer of ProScript, Inc. from 1996 to 1999. Mr. Lubner serves as a member of the board of directors of Arcellx Inc. (Nasdaq: ACLX), Dyne Therapeutics, Inc. (Nasdaq: DYN) and several other private companies. Mr. Lubner previously served on the board of directors of Nightstar Therapeutics plc from 2017 until it was acquired by Biogen Inc. in June 2019, Therapeutics Acquisition Corporation (d/b/a as Research Alliance Corp. I), a blank check company focused on the healthcare industry from May 2020 to June 2021, Gemini Therapeutics, Inc. from 2020 to 2022, Point Biopharma, Inc. from 2021 until it was acquired by Eli Lilly and Company in 2023, Cargo Therapeutics, Inc. (Nasdaq: CRGX) until August 2025, and Vor Biopharma, Inc. (Nasdaq: VOR) until August 2025. He received his B.S. in business administration from Northeastern University and an M.S. in taxation from Bentley University.

We believe Mr. Lubner is qualified to serve as a member of our Board because of his financial and leadership experience as a senior executive in the biotechnology industry and his experience as a director of a public biotechnology company, including serving as chair of the audit committee.
Susan Moran, M.D., MSCE. Dr. Moran has served as a member of our Board since November 2024. From July 2021 to May 2024, Dr. Moran served as Chief Medical Officer of RayzeBio, Inc., a Nasdaq-listed radiopharmaceutical therapeutics company that was acquired by the Bristol-Myers Squibb Company in 2024. Prior to joining RayzeBio, Dr.

Moran served as Chief Medical Officer at QED Therapeutics, Inc., a biotechnology company and subsidiary of BridgeBio Pharma, Inc. (Nasdaq: BBIO), from March 2018 to June 2021. Prior to joining QED, Dr. Moran held positions of increasing responsibility at Puma Biotechnology, Inc. (Nasdaq: PBYI), a biopharmaceutical company, from 2014 to 2018, most recently serving as Vice President and Head of Clinical Development. Prior to joining Puma, Dr. Moran served as Medical Director at Takeda Oncology from 2011 until 2014 and as Senior Medical Director at Sanofi Genzyme from 2007 until 2011. Dr. Moran is a board-certified internist and previously held faculty appointments at the University of Pennsylvania School of Medicine and Harvard Medical School. Dr. Moran currently serves on the board of directors of Tyra Biosciences, Inc. (Nasdaq: TYRA) and BioAtla, Inc. (Nasdaq: BCAB). Dr. Moran received a B.A. from the University of Virginia, a M.D. from Duke University, and a M.S. in Clinical Epidemiology from the University of Pennsylvania School of Medicine.
We believe Dr. Moran is qualified to serve as a member of our Board because of her leadership, scientific, medical and academic experience in the biotechnology industry.
Jonathan Violin, Ph.D. Dr. Violin has served as a member of our Board since October 2024. Dr. Violin has served as the Chief Executive Officer and President of Korsana Biosciences, Inc. since August 2025. Dr. Violin previously served as Crescent’s Chief Executive Officer and President from October 2024 to March 2025. Dr. Violin served as a Venture Partner at Fairmount Funds Management LLC, a healthcare investment firm, from June 2023 until December 2025. Prior to joining Fairmount, Dr. Violin served as President, Chief Executive Officer and member of the board of directors of Viridian Therapeutics, Inc. (Nasdaq: VRDN), a biopharmaceutical company, from January 2021 to February 2023, and he previously served as President and Chief Operating Officer of Viridian from October 2020 until January 2021. He was the Co-Founder of Viridian’s predecessor and led its operations from April 2020 to its acquisition. Dr. Violin has served as a member of the board of directors of Dianthus Therapeutics, Inc. (formerly Magenta Therapeutics, Inc.) (Nasdaq: DNTH) since the completion of its business combination in September 2023 with Dianthus Therapeutics, Inc., a biotechnology company he co-founded in 2019. Dr. Violin also co-founded Quellis Biosciences, Inc., a biotechnology company (acquired by Astria Therapeutics, Inc. (Nasdaq: ATXS), formerly Catabasis Pharmaceuticals, Inc.), in 2018 and, from January 2021 until its acquisition by BioCryst Pharmaceuticals in January 2026, served on the Astria Therapeutics board of directors. Prior to that, he co-founded and helped lead Trevena Inc., a biotechnology company, in various roles from 2008 until November 2018, including most recently as Senior Vice President, Scientific Affairs and Investor Relations Officer. Dr. Violin received a Ph.D. from the Department of Pharmacology in the Biomedical Sciences Program at the University of California, San Diego, a M.B.A. with a concentration in Health Sector Management from the Fuqua School of Business at Duke University, and a B.S. in Chemical Pharmacology from Duke University.

We believe that Dr. Violin is qualified to serve as a member of our Board because of his extensive experience and innovations in the field of biotechnology and his academic expertise and accomplishments.
Composition of the Board of Directors
Our articles of incorporation establish a classified Board consisting of Class I directors holding terms expiring at the 2028 annual meeting of shareholders, Class II directors holding terms expiring at the 2026 annual meeting of shareholders and Class III directors holding terms expiring at the 2027 annual meeting of shareholders. Joshua Brumm and Peter Harwin are Class I directors, whose terms will expire at the Company’s 2028 annual meeting of shareholders. Susan Moran and Jonathan Violin are Class II directors, whose terms will expire at the Company’s 2026 annual meeting of shareholders. Alexandra Balcom and David Lubner are Class III directors, whose terms will expire at the Company’s 2027 annual meeting of shareholders.
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
Peter Harwin and Jonathan Violin were elected as the two Preferred Directors by the holders of our Series A Preferred Shares. These two directors, in the aggregate, have six votes on each matter presented to the board of directors, representing 60% of the total votes of the board. As a result, these two Preferred Directors are able to control or significantly influence all matters submitted to our board of directors for approval, including business plans and policies and the appointment and removal of our officers. The holders of our Series A Preferred Shares thereby have influence with respect to the composition of our board of directors and, to the extent they influence the actions of the Preferred Directors, if at all, actions of our board of directors. An affiliate of Fairmount is the sole holder of our Series A Preferred Shares. Mr. Harwin is a Managing Member at Fairmount, and Dr. Violin was previously a Venture Partner at Fairmount. See Part I, Item 1A, “Risk Factors—Risks Related to Owning Our Ordinary Shares—Preferred directors elected by the holders of our Series A Preferred Shares have the ability to control or significantly influence all matters submitted to our board of directors for approval.”
Board Leadership Structure
Peter Harwin is the Chair of our Board (“Chair”). Although our governance documents do not require that we separate the Chief Executive Officer and Chair positions, our Board believes that having the positions be separate is the appropriate leadership structure for us at this time as it helps facilitate independent board oversight of management and allows the Chief Executive Officer to focus on strategy execution and managing the business while the Chair focuses on corporate governance and managing our Board.
Our Board recognizes that, depending on future circumstances, other leadership models, such as combining the roles of Chief Executive Officer and Chair, might be appropriate. Accordingly, our Board may periodically review its leadership structure. At any time when a non-independent director is serving as Chair, we anticipate that our independent directors will designate a lead independent director to preside at all meetings of the Board at which the Chair is not present, preside over executive sessions of the independent directors, which will occur regularly throughout each year, serve as a liaison between the Chair and independent directors, and perform such additional duties as our Board may otherwise determine and delegate.
Board Committees
Our Board has established an Audit Committee, a Compensation Committee and a Nominating Committee, each of which operates pursuant to a charter adopted by our Board. We believe the functioning and composition of these committees complies with the requirements of Nasdaq listing rules and SEC rules and regulations. Our Board may also establish other committees from time to time to assist us and our Board. Each of the Audit Committee, Compensation Committee and the Nominating Committee has the responsibilities described below.
Audit Committee
The members of our Audit Committee are Alexandra Balcom, David Lubner and Susan Moran, each of whom qualifies as an independent director for Audit Committee purposes as defined under the rules of the SEC and the applicable Nasdaq listing rules and has sufficient knowledge in financial and auditing matters to serve on our Audit Committee. Alexandra Balcom is the chair of the Audit Committee. In addition, our Board has determined that Alexandra Balcom is an “audit committee financial expert” as defined under the rules of the SEC.
The primary responsibilities of our Audit Committee are reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures; overseeing the Company’s compliance with ethical, legal and regulatory requirements; the appointment, compensation, retention, and oversight of the independent registered public accounting firm; and reviewing and discussing the Company’s practices with respect to risk assessment and risk management.
Compensation Committee
The members of our Compensation Committee are Alexandra Balcom, David Lubner and Susan Moran, each of whom qualifies as an independent director for Compensation Committee purposes as defined under the rules of the SEC and the applicable Nasdaq listing rules. David Lubner is the chair of the Compensation Committee.
The primary responsibilities of our Compensation Committee are to periodically review and approve the compensation and other benefits for our senior officers and directors. This includes reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers, evaluating the performance of these officers in light of the goals and objectives and setting the officers’ compensation. The Compensation Committee also administers and makes recommendations to our Board regarding equity incentive plans that are subject to the Board’s approval and approve the grant of equity awards under the plans to executive officers.
Nominating Committee
The members of our Nominating Committee are Peter Harwin, David Lubner, and Jonathan Violin. Peter Harwin is the chair of the Nominating Committee.

Nasdaq Rule 5605(e)(1)(B) typically requires a nominations committee comprised solely of independent directors. However, Nasdaq Rule 5605(e)(3) provides that, if the nominations committee is comprised of at least three members, one director, who is not an independent director and is not currently an executive officer or an employee or a family member of an executive officer of the company, may be appointed to the nominations committee, under exceptional and limited circumstances, if the Board determines that such individual’s membership on the committee is required by the best interests of the company and its shareholders.
Our Board has determined that, due to exceptional and limited circumstances, Dr. Violin’s membership on the Nominating Committee is in the best interests of us and our shareholders because Dr. Violin will be able to provide substantial insight and guidance to us on potential director nominees and corporate governance matters given his experience as Pre-Merger Crescent’s former Chief Executive Officer and his experience serving as a Chief Executive Officer or director of other public biotechnology companies.
Our Nominating Committee is responsible for engaging in succession planning for our Board, developing and recommending to our Board criteria for identifying and evaluating qualified director candidates and making recommendations to our Board regarding candidates for election or reelection to our Board at each annual shareholders’ meeting. In addition, the Nominating Committee is responsible for overseeing corporate governance matters. The Nominating Committee is also responsible for overseeing the structure, composition and functioning of our Board and its committees.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2025 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2025 other than a Form 3 for Barbara Bispham and a late Form 3 for Ellie Im.
Code of Conduct and Ethics
Our Board has adopted a Code of Conduct and Ethics that establishes the standards of ethical conduct applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The full text of our Code of Conduct and Ethics is posted on our website at www.crescentbiopharma.com. It addresses, among other matters, compliance with laws and policies, conflicts of interest, corporate opportunities, regulatory reporting, external communications, confidentiality requirements, insider trading, proper use of assets and how to report compliance concerns. We intend to satisfy the disclosure required by law or Nasdaq Stock Market listing standards regarding any amendments to, or waiver from, a provision of the Code of Conduct and Ethics by posting such information on our website at www.crescentbiopharma.com. The Audit Committee is responsible for applying and interpreting the Code of Conduct and Ethics in situations where questions are presented to it. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.
Insider Trading Policy
We have adopted an Insider Trading Policy (the “Insider Trading Policy”), which governs the purchase, sale and/or other dispositions of the Company’s securities by officers, directors, and employees, of the Company. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and exchange standards applicable to the Company. It is also our policy to comply with applicable insider trading laws and regulations with respect to transactions in our own securities. A copy of our Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation
This section discusses the material components of the executive compensation program for our executive officers who are named in the “2025 Summary Compensation Table” below. In 2025, our “named executive officers” and their positions were as follows:
•Joshua Brumm, our Chief Executive Officer and Director;
•Jonathan McNeill, M.D., our Chief Operating Officer and President; and
•Ellie Im, M.D., our Chief Medical Officer
2025 Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for the year ended December 31, 2025.

Name and Principal Position	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Total Compensation ($)
Joshua Brumm	554,167	2,381,440	9,635,227	546,000	13,116,834
Chief Executive Officer & Director
Jonathan McNeill, M.D.	435,417	1,163,619	4,683,542	321,750	6,604,328
Chief Operating Officer & President
Ellie Im, M.D.	401,250	281,347	2,666,923	312,975	3,662,495
Chief Medical Officer
__________________
(1)The amounts reported represent the aggregate grant date fair value of restricted stock units granted during 2025, calculated in accordance with FASB ASC Topic 718.
(2)The amounts reported represent the aggregate grant date fair value of the stock options awarded to our named executive officers, calculated in accordance with FASB ASC Topic 718. We provide information regarding the assumptions used to calculate the fair value of stock options in Note 9 to the Consolidated Financial Statements in this Annual Report on Form 10-K.
(3)The amounts reported represent annual bonuses earned in 2025 based on achievement of corporate performance measures.
Narrative to Summary Compensation Table
For fiscal year 2025, the primary elements of our named executive officers’ compensation and the main objectives of each element were:
•Base Salary. Base salary attracts and retains talented executives, recognizes individual roles and responsibilities, and provides stable income;
•Annual Performance-Based Incentive Compensation. Annual performance bonuses promote short-term performance objectives and reward executives for their contributions toward achieving those objectives; and
•Equity-Based Compensation. Equity-based compensation creates an ownership culture among our employees that provides an incentive to contribute to the continued growth and development of our business and aligns the interests of executives with those of our equityholders.
Each of these elements of compensation for 2025 is described further below.
Base Salary
The named executive officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

Our Compensation Committee reviews the base salaries of our executive officers annually and may, based upon and following receipt of the recommendations of the Chief Executive Officer (other than with respect to his own base salary) and in consultation with our board of directors, adopt certain market-based adjustments to take effect for the remainder of the year.
Based upon these considerations, the Compensation Committee determined at its early 2025 meeting not to increase the annual base salaries of any of named executive officers for 2025. The table below sets forth the annual base salary rate during 2025 for each named executive officer.

Named Executive Officer	2025 Base Salary
Joshua Brumm	$700,000
Jonathan McNeill, M.D.	$550,000
Ellie Im, M.D.	$535,000
Annual Bonuses
Our annual short-term incentive program (“STIP”) is an important component of the executive compensation program and is designed to reinforce our company’s goals and strategic initiatives and retain our executives by rewarding them for the achievement of company and individual annual performance goals. Our Board establishes the objectives of the STIP annually to ensure that the program aligns management’s financial interests with those of our company. All of the named executive officers are eligible for an annual incentive award under the STIP. For 2025, Mr. Brumm and Drs. McNeill and Im were eligible to receive a target annual bonus under the STIP equal to 60%, 45% and 45% of base salary, respectively.
Payouts under the 2025 STIP were determined primarily based on achievement of individual and corporate performance goals during the 2025 fiscal year. Our corporate goals were as follows: (i) submission of CR-001 Investigational New Drug application or an equivalent, (ii) closing of a reverse merger and private investment in public equity, (iii) pipeline expansion, (iv) fulfillment of our hiring plan, and (v) raising of additional funds, which such goals were determined by our Board and Compensation Committee to have been achieved above target. The actual annual cash bonuses awarded to each named executive officer for 2025 performance are set forth above in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”
Equity Compensation
We view equity-based compensation as a critical component of our balanced total compensation program. Equity-based compensation creates an ownership culture among our employees that provides an incentive to contribute to the continued growth and development of our business and aligns the interests of our executives with those of our shareholders.
Certain of our named executive officers currently hold stock options and RSU awards. Specifically, in 2025, each of our named executive officers received grants as set forth below. RSUs generally vest either (a) as to one-fourth of the shares subject to the award, on the first anniversary of the vesting commencement date and as to the remainder, in 12 equal quarterly installments thereafter, or (b) in equal quarterly installments through the four-year anniversary of the vesting commencement date, subject to continued service through each applicable vesting date. Stock options typically vest either (x) as to one-fourth of the shares subject to the award, on the first anniversary of the vesting commencement date and as to the remainder, in 36 equal monthly installments thereafter, or (y) in 48 equal monthly installments measured from the vesting commencement date, subject in each case to continued employment through the applicable vesting date.
The following table sets forth the equity awards granted to our named executive officers in the 2025 fiscal year.

Named Executive Officer	2025 Options Granted (#)	2025 Stock Awards Granted (#)
Joshua Brumm	1,331,339	323,517
Jonathan McNeill, M.D.	653,465	159,707
Ellie Im, M.D.	323,012	21,298

Other Elements of Compensation
Retirement Plans
We provide our employees, including the named executive officers, the opportunity to participate in a tax-qualified defined contribution 401(k) retirement plan; however, we do not provide any matching or other contributions under such plan. We do not provide any non-qualified deferred compensation plans or defined benefit plans.
We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.
Employee Benefits and Perquisites
Our named executive officers are eligible for company-wide benefits on the same basis as other regular full-time employees in the United States, including the right to participate in health and welfare benefits (as described below) and our 401(k) plan (as described above).
All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:
•medical, dental and vision benefits;
•medical and dependent care flexible spending accounts;
•short-term and long-term disability insurance; and
•life insurance.
We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.
No Tax Gross-Ups
We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our company.
Outstanding Equity Awards at 2025 Fiscal Year-End
The following table sets forth information concerning outstanding equity awards held by each named executive officer as of December 31, 2025. All equity awards set forth in the table below were granted under our 2024 Equity Incentive Plan (the “2024 Plan”) or our 2025 Stock Incentive Plan (the “2025 Plan”).

		Option Awards				Stock Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Joshua Brumm	3/17/2025(1)	805,200	—	6.16	3/16/2035	—	—
	3/17/2025(2)	—	—	—	—	268,400	3,183,224
	12/8/2025(3)	—	345,672	13.17	12/7/2035	—	—
	12/15/2025(3)	—	180,467	13.21	12/15/2035	—	—
	12/15/2025(4)	—	—	—	—	55,117	653,688
Jonathan McNeill, M.D.	3/17/2025(1)	402,600	—	6.16	3/16/2035	—	—
	3/17/2025(2)	—	—	—	—	134,200	1,591,612
	12/8/2025(3)	—	172,836	13.17	12/7/2035	—	—
	12/15/2025(3)	—	78,029	13.21	12/15/2035	—	—
	12/15/2025(4)	—	—	—	—	25,507	302,513
Ellie Im, M.D.	4/1/2025(1)	257,822	—	9.55	3/31/2035	—	—
	12/15/2025(3)	—	65,190	13.21	12/15/2035	—	—
	12/15/2025(4)	—	—	—	—	21,298	252,594

__________________
(1)The awards vest as to one-fourth of the awards on the first anniversary of the vesting commencement date and the remaining shares in 36 equal monthly installments measured from the first anniversary of the vesting commencement date, subject to the recipient's continuous service with us as of each such vesting date. These options permit early exercise in exchange for unvested shares of stock subject to a right of repurchase by the company and were, therefore, exercisable as of December 31, 2025.
(2)The awards vest as to one-fourth of the awards on the first anniversary of the vesting commencement date and the remaining shares in 12 equal quarterly installments measured from the first anniversary of the vesting commencement date, subject to the recipient's continuous service with us as of each such vesting date.
(3)The awards vest in 48 equal monthly installments measured from the vesting commencement date, subject to the recipient's continuous service with us as of each such vesting date.
(4)The awards vest in equal three-month installments through the four-year anniversary of the vesting commencement date.

Executive Compensation Arrangements
Employment Offer Letters
We previously entered into letter agreements with Mr. Brumm and Drs. McNeill and Im which govern their employment with us. The terms of such agreements are described below.
Joshua Brumm
On March 15, 2025, we entered into an offer letter with Mr. Brumm (the “Brumm Offer Letter”) for the position of Chief Executive Officer, which provides for Mr. Brumm’s at-will employment. Pursuant to the Brumm Offer Letter, Mr. Brumm is eligible to receive an annual base salary and an annual incentive bonus of up to 60% of his annual base salary based on the achievement of performance targets as reasonably determined by us each year. Mr. Brumm is also eligible to participate in the employee benefit plans generally available to our full-time employees, subject to the terms of those plans.
Jonathan McNeill, M.D.
On March 15, 2025, we entered into an offer letter with Dr. McNeill (the “McNeill Offer Letter”) for the position of Chief Operating Officer and President, which provides for Dr. McNeill’s at-will employment. Pursuant to the McNeill Offer Letter, Dr. McNeill is eligible to receive an annual base salary and an annual incentive bonus of up to 45% of his annual base salary based on the achievement of performance targets as reasonably determined by us each year. Dr. McNeill is also eligible to participate in the employee benefit plans generally available to our full-time employees, subject to the terms of those plans.
Ellie Im, M.D.
On March 19, 2025, we entered into an offer letter with Dr. Im (the “Im Offer Letter”) for the position of Chief Medical Officer, which provides for Dr. Im’s at-will employment. Pursuant to the Im Offer Letter, Dr. Im is eligible to receive an annual base salary and an annual incentive bonus of up to 45% of her annual base salary based on the achievement of performance targets as reasonably determined by us each year. Dr. Im is also eligible to participate in the employee benefit plans generally available to our full-time employees, subject to the terms of those plans.
Severance and Change in Control Arrangements
Each of our named executive officers participates in our Executive Severance Plan (the “Severance Plan”), which provides the named executive officers with severance benefits in the event of their termination of employment without Cause or resignation for Good Reason, each as defined in the Severance Plan (a “Qualifying Termination”) and enhanced severance benefits if such termination occurs within three months before to 12 months after a Change in Control, as defined in the Severance Plan (a “CIC Qualifying Termination”). The severance benefits provided in the Severance Plan supersede the separation benefits, if any, provided under the terms of each named executive officer’s offer letter.
Under the Severance Plan, in the event of a Qualifying Termination, and subject to the named executive officer’s execution of a general release of claims and continued compliance with all restrictive covenant obligations with the Company, the named executive officer will receive: (i) base salary continuation equal to the named executive officer’s “Severance Multiplier” multiplied by the named executive officer’s base salary; (ii) Company-subsidized continuation coverage under the Company’s group health plans for up to a number of months equal to the named executive officer’s “COBRA Multiplier”; and (iii) any other additional benefits specified in the named executive officer’s participation agreement. In the event of a CIC Qualifying Termination, and subject to the named executive officer’s execution of a general release of claims and continued compliance with all restrictive covenant obligations with our company, the named executive officer will receive: (i) a lump sum severance payment equal to the named executive officer’s “CIC Severance Multiplier” multiplied by the sum of the named executive officer’s base salary plus target bonus; (ii) any unpaid annual bonus for the year immediately preceding the termination year based on actual performance; (iii) a lump sum cash payment equal to the named executive officer’s “CIC COBRA Multiplier” multiplied by the monthly continuation coverage premiums for the named executive officer and the named executive officer’s covered dependents; and (iv) accelerated vesting of the named executive officer’s then outstanding equity-based awards, with any performance-based vesting conditions deemed to have been met based on the greater of target or, if determinable, actual performance.
Mr. Brumm participates in the Severance Plan with a Severance Multiplier of 1.0x, a COBRA Multiplier of 12, a CIC Severance Multiplier of 1.5x, and a CIC COBRA Multiplier of 18. The Company’s other named executive officers participate with a Severance Multiplier of 1.0x, a COBRA Multiplier of 12, a CIC Severance Multiplier of 1.25x, and a CIC COBRA Multiplier of 15. In addition, upon a Qualifying Termination after March 17, 2026, for Mr. Brumm and Dr. McNeill, 30% of the unvested portion of their outstanding time-based equity awards will accelerate and become vested. In the event any of the amounts provided under the Severance Plan (or otherwise) would constitute a “parachute payment” within the meaning of Section 280G of the Code, and subject to the excise tax imposed by Section 4999 of the Code, then the Company’s named executive officers will be eligible to receive a tax gross-up payment with respect to the excise tax imposed by Section 4999 of the Code.
Compensation Committee Interlocks and Insider Participation
None of the members of our Compensation Committee has at any time been an officer or employee of the Company. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers that serves on our Board or Compensation Committee.
Director Compensation
As compensation for serving on the our board of directors, each director who is not an employee of our company receives an annual cash retainer and equity award for service on our board of directors and for service on each committee on which the director is a member. The compensation of our directors is based on market practice information provided by our independent compensation consultant. This compensation is periodically reviewed with respect to cash retainers and equity incentives.
The retainers paid to non-employee directors for service on the Board and for service on each committee of the Board on which the director is a member are as follows:

	Member Annual Service Retainer ($)	Chairman Additional Annual Service Retainer ($)
Board of Directors	40,000	30,000
Audit Committee	7,500	7,500
Compensation Committee	6,000	6,000
Nominating and Corporate Governance Committee	5,000	5,000
These retainers are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our board of directors. We also reimbursed our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending our board of director and committee meetings.
Our non-employee director compensation policy allows for each director to make an election to receive all or a portion of the annual cash compensation payable above in the form of fully vested ordinary shares. Elections must be delivered before the start of the fiscal year to which the election relates. Elections cannot be altered with respect to a fiscal year once the fiscal year begins and, once made, such election remains in effect for all subsequent fiscal years unless and until revised or revoked. For 2025, none of our non-employee directors elected to receive any portion of their annual cash compensation in the form of shares.

In addition, any new non-employee director receives an option grant to purchase a number of ordinary shares upon becoming a director equal to 0.077% of the value of the Company. This grant will vest in equal monthly installments through the third anniversary of the date of grant. Further, on the date of our annual meeting of shareholders, each non-employee director that continues to serve as a non-employee member of our board of directors will receive an annual option to purchase a number of ordinary shares equal to 0.038% of the value of the Company. The annual grant to the non-employee director vests on the earlier of the next annual shareholder meeting or the first full anniversary of the date of grant. The exercise price of options granted to directors is equal to the closing price of our ordinary shares on the Nasdaq Capital Market on the date of grant.
The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Alexandra Balcom	33,543	—	106,923	—	140,466
Peter Harwin	44,652	—	106,923	—	151,575
David Lubner	34,569	—	260,422	—	294,991
Susan Moran, M.D	30,041	—	106,923	—	136,964
Jonathan Violin, Ph.D	24,812	192,566	106,923	150,000	474,301
__________________
(1)The amounts reported represent the aggregate grant date fair value of restricted stock awards granted during 2025, calculated in accordance with FASB ASC Topic 718.
(2)The amounts reported represent the aggregate grant date fair value of the stock options awarded to our non-employee directors, calculated in accordance with FASB ASC Topic 718. We provide information regarding the assumptions used to calculate the fair value of stock options in Note 9 to the Consolidated Financial Statements in this Annual Report on Form 10-K.
(3)The amounts reported represent consulting fees paid for services provided to the Company.
The table below shows the aggregate numbers of option awards (exercisable and unexercisable) and unvested share awards held as of December 31, 2025 by each non-employee director who was serving as of December 31, 2025.

Name	Options Outstanding at Fiscal Year End (#)	Unvested Restricted Stock Awards Outstanding at Fiscal Year End (#)
Alexandra Balcom	29,187	—
Peter Harwin	9,023	—
David Lubner	29,187	—
Susan Moran, M.D.	29,187	—
Jonathan Violin, Ph.D.	235,809	13,863
Item 12. Security and Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding beneficial ownership of our ordinary shares, as of February 23, 2026:
•each person or group of affiliated persons known by us to beneficially own more than 5% of our ordinary shares;
•each of our named executive officers;
•each of our directors; and
•all of our executive officers and directors as a group.
The number of shares beneficially owned by each shareholder is determined under rules issued by the Securities and Exchange Commission. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Applicable percentage ownership is based on 27,556,767 Ordinary

Shares outstanding as of February 23, 2026. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, Ordinary Shares subject to options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of February 23, 2026 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Each of the shareholders listed has sole voting and investment power with respect to the shares beneficially owned by the shareholder unless noted otherwise, subject to community property laws where applicable.
Unless otherwise indicated, the address for each beneficial owner is c/o Crescent Biopharma, Inc., 300 Fifth Avenue, Waltham, MA 02451.

Name of Beneficial Owner	Number of Ordinary Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares Beneficially Owned
5% or Greater Shareholders
Entities affiliated with Fairmount Funds Management LLC (1)	5,643,482	18.53%
Entities affiliated with FMR LLC (2)	4,133,514	15.00%
Entities affiliated with BVF Partners L.P. (3)	2,753,382	9.99%
Entities affiliated with Venrock Healthcare Capital Partners (4)	2,666,064	9.49%
ForGrowth III PA B.V. (5)	1,677,852	6.09%
Vestal Point Capital, LP (6)	1,500,000	5.44%
1 Globe Capital LLC (7)	1,425,432	5.17%
Directors and Named Executive Officers
Joshua Brumm (8)	919,590	3.23%
Jonathan McNeill (9)	458,649	1.64%
Ellie Im (10)	264,586	*
Alexandra Balcom (11)	20,164	*
Peter Harwin (1)	5,643,482	18.53%
David Lubner (12)	20,164	*
Susan Moran (13)	20,164	*
Jonathan Violin (14)	296,301	1.07%
All executive officers and directors as a group (12 persons)(15)	8,113,420	27.33%
__________________
*Represents beneficial ownership of less than 1%.
(1)Based on a Schedule 13D/A filed with the SEC on December 8, 2025. Consists of (i) 2,747,866 Ordinary Shares, (ii) 2,890,000 Ordinary Shares issuable upon conversion of 2,890 shares of Series A non-voting convertible preferred shares, and (iii) 5,616 ordinary shares underlying warrants, the exercise of which is subject to a beneficial ownership limitation of 9.99% of the outstanding ordinary shares (and excluding 1,762,524 ordinary shares issuable upon exercise of the pre-funded warrants in excess of the beneficial ownership limitation), directly held by Fairmount Healthcare Fund II L.P., or Fund II. The exercise of the pre-funded warrants is subject to a beneficial ownership limitation of 9.99% of the outstanding ordinary shares and the exercise of the Series A Preferred Shares is subject to a beneficial ownership limitation of 19.99%. At such time as Fairmount Funds Management LLC, or Fairmount and its affiliates beneficially own 9.0% or less of the Ordinary Shares, the beneficial ownership limitation with respect to the Series A Preferred Shares will automatically reduce to 9.99%. Fairmount serves as investment manager for Fund II. Fund II has delegated to Fairmount the sole power to vote and the sole power to dispose of all securities held in Fairmount Fund II portfolios. As managers of Fairmount, Peter Harwin and Tomas Kiselak may be deemed to have voting and investment power over the shares held by Fairmount Fund II. Fairmount, Mr. Harwin and Mr. Kiselak disclaim beneficial ownership of such shares, except to the extent of any pecuniary interest therein. The address of the entities and individuals listed is c/o Fairmount Funds Management LLC, 200 Barr Harbor Drive, Suite 400, West Conshohocken, PA 19428.
(2)Based on a Schedule 13G/A filed with the SEC on February 5, 2026. These shares are owned by funds or accounts managed by direct or indirect subsidiaries of FMR LLC, all of which shares are beneficially owned, or may be deemed to be beneficially owned, by FMR LLC, certain of its subsidiaries and affiliates, and other companies. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. The address of FMR LLC is 245 Summer Street, Boston, MA 02210.
(3)Based on a Schedule 13G/A filed with the SEC on August 14, 2025. Consists of (i)(A) 1,482,249 outstanding ordinary shares and (B) 4,619 ordinary shares underlying pre-funded warrants and (C) excluding 299,479 ordinary shares underlying the pre-funded warrants held by Biotechnology Value Fund, L.P., or BVF, (ii)(A) 1,046,530 outstanding ordinary shares and (B) excluding 257,515 ordinary shares underlying the pre-funded warrants held by Biotechnology Value Fund II, L.P., or BVF2, (iii)(A) 179,935 ordinary shares and (B) excluding 25,944 ordinary shares underlying the pre-funded warrants held by Biotechnology Value Trading Fund OS LP, or Trading Fund OS, (iv)(A) 40,049 ordinary shares and (B) excluding 10,371 ordinary shares underlying the pre-funded warrants held by MSI BVF SPV, LLC, or MSI. The pre-funded warrants are exercisable at any time at an exercise price of $0.001 per share and do not expire. A holder of pre-funded warrants will not have the right to exercise any pre-funded warrants to the extent that immediately prior to or following such exercise, the holder, together with its affiliated entities, would beneficially own in excess of 9.99% of the number of shares outstanding immediately after giving effect to such exercise. BVF, BVF2, Trading Fund OS and MSI are collectively referred to as the BVF Entities. BVF I GP LLC, or BVF GP, as the general partner of BVF, may be deemed to beneficially own the ordinary shares beneficially owned by BVF. BVF II GP LLC, or BVF2 GP, as the general partner of BVF2, may be deemed to beneficially own the ordinary shares beneficially owned by BVF2. BVF Partners OS Ltd., or Partners OS, as the general partner of Trading Fund OS, may be deemed to beneficially own the Ordinary Shares beneficially owned by Trading Fund OS. BVF GP Holdings LLC, or BVF GPH, as the sole member of each of BVF GP and BVF2 GP, may be deemed to beneficially own the ordinary shares beneficially owned in the aggregate by BVF and BVF2. BVF Partners L.P., or Partners, as the investment manager of BVF, BVF2, Trading Fund OS and MSI, and the sole member of Partners OS, may be deemed to beneficially own the ordinary shares beneficially owned in the aggregate by BVF, BVF2, Trading Fund OS and MSI. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the ordinary shares beneficially owned by Partners. Mark Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the ordinary shares beneficially owned by BVF Inc. Each of BVF GP, BVF2 GP, Partners OS, BVF GPH, Partners and Mark N. Lampert disclaims beneficial ownership of securities beneficially owned by the BVF Entities. The address of each of the entities listed above is 44 Montgomery Street, Suite 4000, San Francisco, CA 94104.
(4)Based on a Schedule 13G/A filed with the SEC on February 17, 2026. Consists of (A)(i) 400,788 ordinary shares and (ii) 107,374 ordinary shares issuable upon exercise of pre-funded warrants held by Venrock Healthcare Capital Partners III, L.P., or VHCP III; (B)(i) 40,101 ordinary shares and (ii) 10,737 ordinary shares issuable upon exercise of pre-funded warrants held by VHCP Co-Investment Holdings III, LLC, or VHCP Co-Investment III; and (C)(i) 1,692,687 ordinary shares and (ii) 414,377 ordinary shares issuable upon exercise of pre-funded warrants held by Venrock Healthcare Capital Partners EG, L.P., or VHCP EG. The pre-funded warrants contain a provision (the "Beneficial Ownership Blocker"), which precludes the exercise of the warrants to the extent that, following exercise, VHCP III, VHCP Co-Investment III and VHCP EG, together with their affiliates and other attribution parties, would own more than 9.99% of the outstanding Ordinary Shares. VHCP III, VHCP Co-Investment III and VHCP EG are currently prohibited from exercising the Pre-Funded Warrants to the extent that such exercise would result in beneficial ownership of more than 1,391,196 ordinary shares. VHCP Management III, LLC, or VHCPM is the sole general partner of Venrock Healthcare Capital Partners III, L.P. and the sole manager of VHCP Co-Investment Holdings III, LLC. VHCP Management EG, LLC, or VHCPM EG is the sole general partner of Venrock Healthcare Capital Partners EG, L.P. Dr. Bong Koh and Nimish Shah are the voting members of VHCPM and VHCPM EG. The principal business address of each of these persons and entities is 7 Bryant Park, 23rd Floor, New York, NY 10018.
(5)Based on a Schedule 13G filed with the SEC on December 11, 2025. Consists of ordinary shares held by ForGrowth III PA B.V., or ForGrowth III. Forbion Growth III Management B.V., or Forbion Growth III, is the director of ForGrowth III. Forbion Growth III COOP, the sole shareholder of ForGrowth III, and Forbion Growth III, as director of each of ForGrowth III and Forbion Growth III COOP, may be deemed to have voting and investment power over the shares held directly by ForGrowth III. The principal business address of ForGrowth III is c/o Forbion Capital Partners, Gooimeer 2-35, 1411 DC Naarden, The Netherlands.
(6)Based on a Schedule 13G filed with the SEC on February 17, 2026. Consists of ordinary shares held by Vestal Point Capital, LP through a fund and a managed account. Ryan Wilder is the Chief Investment Officer and Managing Partner of Vestal Point Capital, LP and Vestal Point Capital, LLC, which is the general partner of Vestal Point Capital, LP. The principal business address of Vestal Point Capital, LP and Ryan Wilder is 632 Broadway, Suite 602, New York, NY 10012.
(7)Based on a Schedule 13G/A filed with the SEC on October 14, 2025. These shares are held by 1Globe Capital LLC. Jiaqiang Li serves as the Chairman of 1Globe Capital LLC and directly or indirectly exercises voting and dispositive power over the Issuer’s shares held by 1Globe Capital LLC and as such, Mr. Li may be deemed the ultimate beneficial owner of such shares. Each Reporting Person disclaims beneficial ownership of such securities that are not directly owned by such Reporting Person, except to the extent of its or his pecuniary interest therein. The address of 1 Globe Capital LLC is One International Place, 44th Fl, Boston, MA 02110.
(8)Consists of (i) 70,545 ordinary shares issuable upon the vesting of restricted stock units that will vest within 60 days of February 23, 2026 and (ii) options to purchase 849,045 ordinary shares that are or will be exercisable within 60 days of February 23, 2026.
(9)Consists of (i) 35,144 ordinary shares issuable upon the vesting of restricted stock units that will vest within 60 days of February 23, 2026 and (ii) options to purchase 423,505 ordinary shares that are or will be exercisable within 60 days of February 23, 2026.
(10)Consists of (i) 1,331 ordinary shares issuable upon the vesting of restricted stock units that will vest within 60 days of February 23, 2026 and (ii) options to purchase 263,255 ordinary shares that are or will be exercisable within 60 days of February 23, 2026.
(11)Consists of options to purchase 20,164 ordinary shares that are or will be exercisable within 60 days of February 23, 2026.
(12)Consists of options to purchase 20,164 ordinary shares that are or will be exercisable within 60 days of February 23, 2026.

(13)Consists of options to purchase 20,164 ordinary shares that are or will be exercisable within 60 days of February 23, 2026.
(14)Consists of (i) 69,515 ordinary shares and (ii) options to purchase 226,786 ordinary shares that are or will be exercisable within 60 days of February 23, 2026.
(15)Consists of (i) 69,515 ordinary shares; (ii) 111,566 ordinary shares issuable upon the vesting of restricted stock units that will vest within 60 days of February 23, 2026, (iii) options to purchase 2,288,857 ordinary shares that are or will be exercisable within 60 days of February 23, 2026, and (iv) holdings as reported in footnote 1 above.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information with respect to all our equity compensation plans in effect as of December 31, 2025.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders:
2024 Equity Incentive Plan(1)	3,703,683	$7.89	—
2025 Stock Incentive Plan	1,901,561	$13.18	141,333	(2)
2025 Employee Stock Purchase Plan	—	$—	195,497	(3)
Equity Compensation Plans Not Approved by Security Holders:
2025 Employment Inducement Incentive Award Plan(4)	581,074	$13.06	668,926
Non-Plan Compensatory Warrants(5)	402,731	$11.86
Total	6,589,049	$10.12	1,005,756
__________________
(1)Stock options granted by Pre-Merger Crescent under the 2024 Equity Incentive Plan were assumed by the Company in connection with the Merger. No further awards may be made under the 2024 Equity Incentive Plan.
(2)The 2025 Stock Incentive Plan (the “2025 Plan”) provides for an automatic increase in the number of shares reserved for issuance thereunder on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to 5% of the diluted shares (including ordinary shares, preferred shares and unexercised pre-funded warrants) outstanding on the preceding December 31, unless a lower, or no, increase is determined by the Compensation Committee. Pursuant to this provision, the number of shares available for issuance under the 2025 Plan increased by 1,667,266 shares on January 1, 2026.
(3)The 2025 Employee Stock Purchase Plan (the “ESPP”) provides for an automatic annual increase in the number of shares reserved for issuance thereunder on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to 1% of the diluted shares (including ordinary shares, preferred shares and unexercised pre-funded warrants) outstanding on the preceding December 31, unless a lower, or no, increase is determined by the Compensation Committee. Pursuant to this provision, the number of shares available for issuance under the ESPP increased by 333,453 shares on January 1, 2026.
(4)On October 30, 2025, our Board of Directors adopted the 2025 Employment Inducement Incentive Award Plan (the “Inducement Plan”). The terms of the Inducement Plan are substantially similar to the terms of the Company’s 2025 Plan. For additional information, see Note 8, “Share-Based Compensation” in the Notes to Consolidated Financial Statements included in this Form 10-K.
(5)No further non-plan compensatory warrants are expected to be granted.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The following is a description of each transaction involving our Company since January 1, 2024 (our Company, at all times prior to the reverse recapitalization transaction with Pre-Merger Crescent, is referred to herein as “GlycoMimetics”), each transaction involving Pre-Merger Crescent since September 19, 2024 (inception) and each currently proposed transaction in which:
•either us, Pre-Merger Crescent or GlycoMimetics has been or is to be a participant;
•the amounts involved exceeded or will exceed the lesser of $120,000 and 1% of the average of our, Pre-Merger Crescent’s or GlycoMimetics’ total assets at year-end for the last two completed fiscal years, as applicable; and
•any of our, Pre-Merger Crescent’s or GlycoMimetics’ directors, executive officers or holders of more than 5% of our, Pre-Merger Crescent’s or GlycoMimetics’ capital stock, or an affiliate or immediate family member of the foregoing persons, had or will have a direct or indirect material interest.
Compensation arrangements for our named executive officers and our directors are described in Part III, Item 11, “Executive Compensation” in this Annual Report on Form 10-K.
GlycoMimetics Transactions
GlycoMimetics entered into indemnification agreements with its directors and executive officers.
Pre-Merger Crescent Transactions
Initial Financing
In September 2024, Pre-Merger Crescent completed a financing of Pre-Merger Crescent preferred stock and common stock and issued and sold (i) an aggregate of 20,000,000 shares of Pre-Merger Crescent preferred stock to Fairmount at a purchase price of $0.20 per share and (ii) an aggregate of 5,000,000 shares of Pre-Merger Crescent common stock to Paragon for aggregate non-cash upfront consideration of Paragon’s entry into the Antibody Paragon Option Agreement, valued at $0.20 per share, 2,500,000 of which Paragon subsequently contributed to Parascent. Fairmount beneficially owns more than 5% of a class of our voting securities, has two seats on our Board and beneficially owns more than 5% of Paragon. Fairmount appointed Paragon’s board of directors and has the contractual right to approve the appointment of any executive officers of Paragon.
Convertible Note Financing
In October 2024, Pre-Merger Crescent completed convertible note financings in which it issued and sold to certain investors an aggregate principal amount of $37.5 million in Convertible Notes at an interest rate of 12% per annum, and such investors committed to purchase an aggregate additional principal amount of $37.5 million in Convertible Notes on the same terms when called by Pre-Merger Crescent. The principal amount and all accrued interest under each Convertible Note will convert into a number of shares of Pre-Merger Crescent common stock equal to the quotient obtained by dividing the purchase price by the conversion price in connection with the Crescent Reverse Merger Financing (as defined below), which constitutes a “Next Equity Financing” under the Convertible Notes. The “Crescent Reverse Merger Financing” refers to the financing transaction described below under that certain amended and restated subscription agreement, dated February 14, 2025 (the “Subscription Agreement”), with certain institutional and accredited investors for the purchase of shares of Pre-Merger Crescent common stock and Pre-Merger Crescent pre-funded warrants for an aggregate purchase price of approximately $200.0 million. In a conversion pursuant to a Next Equity Financing such as the Crescent Reverse Merger Financing, the conversion price of the Convertible Notes is the price per share in the Next Equity Financing. The following table summarizes the purchases of Convertible Notes by related persons:

Purchaser	Total Commitment Amount	Principal Amount Purchased	Interest Rate (Per Annum)
Entities affiliated with Fairmount	$30,000,000	$15,000,000	12%
Crescent Reverse Merger Financing
In connection with the Merger, on February 14, 2025, Pre-Merger Crescent and GlycoMimetics entered into the Subscription Agreement with certain investors to effect the Crescent Pre-Closing Financing. Pursuant to the Subscription Agreement, the investors purchased an aggregate of 85,506,824 shares of Pre-Merger Crescent common stock and

19,149,690 Pre-Merger Crescent pre-funded warrants, at a price of $1.911 per share of Pre-Merger Crescent common stock and $1.9109 per pre-funded warrant, for aggregate gross proceeds of approximately $200.0 million (which includes $37.5 million of proceeds previously received by Pre-Merger Crescent from the issuance of its Convertible Notes and accrued interest on such notes). The aggregate purchase price of $200.0 million was fixed, while the purchase price per share or warrant and the aggregate number of shares and warrants purchased was subject to change pursuant to the terms of the Subscription Agreement. Four of the investors or their affiliates are beneficial holders of more than 5% of our voting securities, and the table below sets forth the number of shares of Pre-Merger Crescent common stock and Pre-Merger Crescent pre-funded warrants purchased by such holders at the closing of the Crescent Reverse Merger Financing.

Participant	Shares of Pre-Merger Crescent Common Stock	Pre-funded Warrants of Pre-Merger Crescent	Total Purchase Price
Entities affiliated with Fairmount	9,604,615	11,326,692	$40,000,000	(1)
Entities affiliated with Venrock Healthcare Capital Partners	9,397,008	3,685,057	$25,000,000	(2)
Entities affiliated with BVF	8,944,122	4,137,941	$25,000,000	(3)
Entities affiliated with FMR LLC	9,786,806	—	$18,702,718
_________________
(1)Includes $15.0 million of proceeds previously received by Pre-Merger Crescent from the issuance of the Convertible Notes and accrued interest on such notes, with the remainder of the purchase price to be paid in cash.
(2)Includes $11.25 million of proceeds previously received by Pre-Merger Crescent from the issuance of the Convertible Notes and accrued interest on such notes, with the remainder of the purchase price to be paid in cash.
(3)Includes $11.25 million of proceeds previously received by Pre-Merger Crescent from the issuance of the Convertible Notes and accrued interest on such notes, with the remainder of the purchase price to be paid in cash.
Our Relationships with Paragon, Parascent and Fairmount
We are party to the Paragon Option Agreements with Paragon and Parascent. At the time Pre-Merger Crescent entered into the Paragon Option Agreements, Paragon and Parascent each beneficially owned more than 5% of a class of our voting securities. Fairmount beneficially owns more than 5% of a class of our voting securities, two of our directors are or were recently affiliated with Fairmount (Peter Harwin and Jonathan Violin) and Fairmount beneficially owns more than 5% of Paragon. Fairmount appointed Paragon’s board of directors and has the contractual right to approve the appointment of any executive officers of Paragon. Parascent is an entity formed by Paragon as a vehicle to hold equity in Pre-Merger Crescent in order to share profits with certain employees of Paragon and will not perform any substantive role under the Paragon Option Agreements other than to receive warrants granted to Parascent under the Paragon Option Agreements.
Paragon Option Agreements
On September 19, 2024, Pre-Merger Crescent entered into the Antibody Paragon Option Agreement with Paragon and Parascent. On October 28, 2024, Pre-Merger Crescent entered into the ADC Paragon Option Agreement with Paragon and Parascent, which was subsequently amended and restated on April 28, 2025. Under the terms of the Paragon Option Agreements, Paragon agreed to perform certain research activities to discover, generate, identify, and characterize one or more antibody candidates, in the case of the Antibody Paragon Option Agreement, and one or more antibody drug conjugates, in the case of the ADC Paragon Option Agreement, directed to certain mutually agreed therapeutic targets of interest to us (as successor to Pre-Merger Crescent). The Antibody Paragon Option Agreement includes two selected targets for CR-001: PD-1 and VEGF. On February 24, 2026, we provided notice to Paragon of our intention to terminate the ADC Paragon Option Agreement and we expect that the agreement will terminate on or about March 26, 2026, For more information on the Paragon Option Agreements, see the section titled “Business—Paragon Option Agreements”.
As of the date of this Annual Report on Form 10-K, we have paid Paragon (i) $16.7 million under the Antibody Paragon Option Agreement for development costs related to PD-1 and VEGF incurred by Paragon through the effective date of the agreement, including pre-development costs, (ii) $13.9 million under the ADC Paragon Option Agreement for development costs related to the CR-002 target incurred by Paragon through the effective date of the agreement, and (iii) $2.2 million under the ADC Paragon Option Agreement for development costs related to three undisclosed targets for the product candidate formerly referred to as CR-003 incurred by Paragon through the effective date of the agreement. We have also issued or will issue the warrants to Parascent as described in Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

CR-001 License Agreement
On April 28, 2025, Pre-Merger Crescent entered into a License Agreement for all antibodies discovered, generated, identified or characterized by Paragon in the course of performing the CR-001 research program directed to PD-1 and VEGF, antibodies created by us (as successor to Pre-Merger Crescent) derived from the licensed antibodies and directed to PD-1 and VEGF, and products that comprise the foregoing with Paragon (the “CR-001 License Agreement”) consistent with the pre-negotiated terms agreed to upon execution of the Antibody Paragon Option Agreement, pursuant to which Paragon granted us a royalty-bearing, worldwide, exclusive and sublicensable license with respect to certain inventions, patent rights, sequence information and other intellectual property rights related to bispecific and multispecific antibodies directed at PD-1 and VEGF (the “Licensed Antibody Technology”) to develop, manufacture, commercialize and otherwise exploit certain bispecific and multispecific antibodies and products targeting PD-1 and VEGF in the field of prophylaxis, palliation, treatment and diagnosis of human disease and disorders in all therapeutic areas (the “field”) and worldwide (the “territory”). Under the terms of the CR-001 License Agreement, we are obligated to pay Paragon up to $22.0 million based on specific development and regulatory milestones, including a $1.5 million fee for the nomination of a development candidate and a further milestone payment of $2.5 million upon the first dosing of a human patient in a Phase 1 trial. Following the execution of the CR-001 License Agreement, we are solely responsible for, and have sole authority and control over, all aspects of the development, manufacturing and commercialization of CR-001, including regulatory strategy, communications, filings and activities (including clinical trials). For more information on the CR-001 License Agreement, see the section titled “Business—CR-001 License Agreement”.
On December 2, 2025, we entered into Amendment No. 1 (the “Amendment”) to the CR-001 License Agreement. The purpose of the Amendment was to amend certain terms of the CR-001 License Agreement for the sole purpose of accommodating and aligning with the sublicense for the CR-001 License Agreement with Sichuan Kelun-Biotech Biopharmaceutical Co. Ltd.
As of the date of this Annual Report on Form 10-K, we have paid Paragon the related $1.5 million milestone payment in connection with the selection of a development candidate for CR-001 and recorded the payment as development expense in our consolidated statements of operations and comprehensive loss during the period from September 19, 2024 (inception) to December 31, 2024.
CR-002 License Agreement
On November 5, 2025, we entered into a License Agreement for all ADCs discovered, generated, identified or characterized by Paragon in the course of performing the CR-002 research program directed to PD-L1, ADCs created by us derived from the licensed ADCs and directed to PD-L1, and products that comprise the foregoing with Paragon (the “CR-002 License Agreement”) consistent with the pre-negotiated terms agreed to upon execution of the ADC Paragon Option Agreement, pursuant to which Paragon granted us a royalty-bearing, worldwide, exclusive and sublicensable license with respect to certain inventions, patent rights, sequence information and other intellectual property rights related to ADCs directed at PD-1 and VEGF (the “Licensed Antibody Technology”) to develop, manufacture, commercialize and otherwise exploit certain ADCs and products targeting PD-L1 in the field of prophylaxis, palliation, treatment and diagnosis of human disease and disorders in all therapeutic areas (the “field”) and worldwide (the “territory”). Under the terms of the CR-002 License Agreement, we are obligated to pay Paragon up to $46.0 million based on specific development and regulatory milestones, including a $5.0 million fee for the nomination of a development candidate and a further milestone payment of $5.0 million upon the first dosing of a human patient in a Phase 1 trial. Following the execution of the CR-002 License Agreement, we are solely responsible for, and have sole authority and control over, all aspects of the development, manufacturing and commercialization of CR-002, including regulatory strategy, communications, filings and activities (including clinical trials). For more information on the CR-002 License Agreement, see the section titled “Business—CR-002 License Agreement”.
As of the date of this Annual Report on Form 10-K, we have paid Paragon the related $5.0 million milestone payment in connection with the selection of a development candidate for CR-002 and recorded the payment as research and development expense in our consolidated statements of operations and comprehensive loss during the twelve months ended December 31, 2025.
Indemnification Agreements and Insurance
We have entered into an indemnification agreement with each of its directors and officers and purchased directors’ and officers’ liability insurance. The indemnification agreements require us to indemnify our directors and officers to the fullest extent permitted under Delaware law.
Restricted Stock Grants to Directors and Executive Officers

We have entered into restricted stock purchase agreements with certain of its executive officers and directors, as more fully described in the section titled “Executive Compensation” of this Annual Report on Form 10-K.
Policies for Approval of Related Party Transactions
Prior to the Merger, Pre-Merger Crescent did not have a formal policy regarding approval of transactions with related parties. All disclosable transactions with related parties prior to the Merger were approved by the directors not interested in such transaction pursuant to Section 144(a)(1) of the DGCL.
Our Board has adopted a written related person transactions policy. Under this policy, our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of our voting securities, and any members of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a material related person transaction with us without the review and approval of our Audit Committee, or a committee composed solely of independent directors in the event it is inappropriate for our Audit Committee to review such transaction due to a conflict of interest. The policy provides that, subject to limited exceptions, any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships in which (1) the aggregate amount involved since the beginning of the Company’s last completed fiscal year exceeds or is expected to exceed $120,000, (2) the Company or any of our subsidiaries is a participant, and (3) any related person has or will have a direct or indirect interest, will be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee will consider the material facts and other factors it deems appropriate, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.
Director Independence
Nasdaq listing rules have objective tests and a subjective test for determining who is an “independent director.” The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committees must be independent, and audit and compensation committee members must satisfy additional independence criteria.
The Board has determined that Alexandra Balcom, Peter Harwin, David Lubner and Susan Moran, each of whom is a current member of the Board, qualify as “independent directors” as defined under Nasdaq listing rules. The Board determined that Joshua Brumm, the Company’s current Chief Executive Officer, and Jonathan Violin, due to his receipt of compensation for the provision of consulting services, are not independent. In making these determinations, the Board considered the current and prior relationships that each director has with GlycoMimetics and Pre-Merger Crescent and all other facts and circumstances that the Board deemed relevant in determining the independence of each director, including the relationship of Mr. Harwin to the Company’s significant shareholder, Fairmount, any relevant related party transactions and the beneficial ownership of securities of GlycoMimetics, Pre-Merger Crescent or the current Company by each director.
The Board has also determined that each member of the Audit Committee of the Board and Compensation Committee of the Board is independent and satisfies the relevant independence requirements for such committees under the Nasdaq listing rules and the Exchange Act and that each member of the Compensation Committee is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.
Nasdaq Rule 5605(e)(1)(B) typically requires a nominations committee comprised solely of independent directors. However, Nasdaq Rule 5605(e)(3) provides that, if the nominations committee is comprised of at least three members, one director, who is not an independent director and is not currently an executive officer or an employee or a family member of an executive officer of the company, may be appointed to the nominations committee, under exceptional and limited circumstances, if the Board determines that such individual’s membership on the committee is required by the best interests of the company and its shareholders.
The Board has determined that, due to exceptional and limited circumstances, Dr. Violin’s membership on the Nominating Committee of the Board is in the best interests of the Company and its shareholders because Dr. Violin will be able to provide substantial insight and guidance to the Company on potential director nominees and corporate governance matters as a result of his experience as Crescent’s former Chief Executive Officer and his experience serving as a chief executive officer or director of other public biotechnology companies.

Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
The following is a summary of the audit fees billed and expected to be billed for the indicated period to Crescent by PricewaterhouseCoopers LLP (“PwC”), Pre-Merger Crescent’s independent registered public accounting firm and Crescent’s independent registered public accounting firm on and after June 13, 2025, and the fees billed by PwC for all other services rendered during the indicated period. All services associated with such fees on and after June 13, 2025 were pre-approved by our Audit Committee in accordance with the “Pre-Approval Policies and Procedures” described below.

Fee Category	Fiscal Year Ended December 31, 2025	Period from September 19, 2024 (Inception) to December 31, 2024
Audit Fees (1)	$1,712,045	$320,286
Tax Fees	8,500
All Other Fees (2)	2,125	—
Total Fees	$1,722,670	$320,286
__________________
(1)Audit Fees consisted of fees and expenses covering the audit of our consolidated financial statements, reviews of our interim quarterly reports, accounting and financial reporting consultations on accounting matters directly related to the audit, and the issuance of consents in connection with registration statement filings with the Securities and Exchange Commission (the “SEC”).
(2)All Other Fees consist of all other services and fees billed for an annual subscription to PwC’s online resource library.
Pre-Approval Policies and Procedures
In connection with the Merger Closing, our Board and Audit Committee adopted a policy and procedures for the pre-approval of audit and non-audit services performed by our independent registered public accounting firm. These procedures generally approve the performance of specific services subject to a cost limit for all such services. This general approval is reviewed, and if necessary modified, at least annually. Management must obtain the specific prior approval of the Audit Committee for each engagement of our independent registered public accounting firm to perform other audit-related or non-audit services. The Audit Committee does not delegate its responsibility to pre-approve services performed by our independent registered public accounting firm to any member of management. The Audit Committee has delegated authority to the Audit Committee chair to pre-approve audit and non-audit services to be provided to us by our independent registered public accounting firm provided that the fees for such services do not exceed $100,000. Any pre-approval of services by the Audit Committee chair pursuant to this delegated authority must be reported to the Audit Committee at its next regularly scheduled meeting.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(1)Financial Statements
Our consolidated financial statements are set forth in Part II, Item 8. of this Annual Report on Form 10-K and are incorporated herein by reference.
(2)Financial Statement Schedules
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(3)Exhibits
The exhibits filed or furnished as part of this Annual Report are set forth below.

Exhibit Number	Description	Form	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger and Reorganization, dated as of October 28, 2024, by and among GlycoMimetics, Inc., Gemini Merger Sub Corp., Gemini Merger Sub II, LLC, and Crescent Biopharma, Inc.	8-K	2.1	October 29, 2024
2.2†	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of February 14, 2025	8-K	10.1	February 14, 2025
2.3†	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated as of April 28, 2025, by and among GlycoMimetics, Inc., Gemini Merger Sub Corp., Gemini Merger Sub II, LLC, and Crescent Biopharma, Inc.	8-K	10.1	April 29, 2025
2.4	Plan of Conversion	8-K	2.4	June 18, 2025
3.1	Memorandum and Articles of Association	8-K	3.4	June 18, 2025
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Shares	8-K	3.6	June 18, 2025
4.1	Form of Pre-funded Warrant	8-K	4.3	April 4, 2025
4.2	Form of 2025 Pre-funded Warrant	8-K	4.1	December 4, 2025
4.3*	Description of Securities
4.4*	Form of Warrant Agreement
10.1†	Form of Amended and Restated Securities Purchase Agreement, dated February 14, 2025 by and between GlycoMimetics, Inc. and each purchaser thereto	8-K	10.2	February 14, 2025
10.2†/††	CR-001 License Agreement, dated April 28, 2025, by and between Paragon Therapeutics, Inc. and Crescent Biopharma, Inc.	S-4/A	10.52	April 29, 2025
10.2.1†/††	Amendment No. 1 to the License Agreement, dated December 2, 2025, by and between Crescent Biopharma Operating Company, LLC and Paragon Therapeutics, Inc.	8-K	10.1	December 4, 2025
10.3†/††	CR-002 License Agreement, dated November 5, 2025, by and between Paragon Therapeutics, Inc. and Crescent Biopharma, Inc.	S-1	10.13	January 7, 2026
10.4†/††	Antibody Discovery and Option Agreement, dated as of September 19, 2024, by and among Paragon Therapeutics, Inc., Parascent Holding LLC and Crescent Biopharma, Inc.	S-4	10.41	February 18, 2025
10.5†/††	Amended and Restated ADC Discovery and Option Agreement, dated April 28, 2025, by and among Paragon Therapeutics, Inc., Parascent Holding LLC and Crescent Biopharma, Inc.	S-4/A	10.53	April 29, 2025
10.6	Sublease, dated as of May 28, 2025, by and between Crescent Biopharma, Inc. and Nano Dimension USA Inc.	8-K	10.20	June 18, 2025

Exhibit Number	Description	Form	Exhibit	Filing Date

10.7*#	Crescent Biopharma, Inc. 2025 Stock Incentive Plan	8-K	10.7	June 18, 2025
10.7.1*#	Form of Option Award Agreement under the 2025 Stock Incentive Plan – For Executives (General)
10.7.2*#	Form of Option Award Agreement under the 2025 Stock Incentive Plan – For the CEO/COO Only
10.7.3*#	Form of Option Award Agreement under the 2025 Stock Incentive Plan – For Employees
10.7.4*#	Form of Restricted Stock Unit Award Agreement under the 2025 Stock Incentive Plan – For Executives (General)
10.7.5*#	Form of Restricted Stock Unit Award Agreement under the 2025 Stock Incentive Plan – For CEO/COO Only
10.7.6*#	Form of Restricted Stock Unit Award Agreement under the 2025 Stock Incentive Plan – For Employees
10.8#	Crescent Biopharma, Inc. 2025 Employee Stock Purchase Plan	8-K	10.8	June 18, 2025
10.9#	Crescent Biopharma, Inc. 2025 Employment Inducement Incentive Award Plan	10-Q	10.1	November 6, 2025
10.9.1*#	Form of Option Agreement under Employment Inducement Incentive Award Plan
10.10#	Crescent Biopharma, Inc. 2024 Equity Incentive Plan, as amended by the First Amendment dated May 7, 2024, the Second Amendment dated December 27, 2024, the Third Amendment dated January 13, 2024, the Fourth Amendment dated March 15, 2025, the Fifth Amendment dated April 1, 2025, and the Sixth Amendment dated April 14, 2025	S-4/A	10.36	April 28, 2025
10.10.1#	Form of Stock Option Agreement under Crescent Biopharma, Inc. 2024 Equity Incentive Plan	S-4/A	10.39	May 12, 2025
10.11†	Form of Securities Purchase Agreement, dated December 4, 2025, by and between Crescent Biopharma, Inc. and each purchaser thereto	8-K	10.2	December 4, 2025
10.12	Form of Registration Rights Agreement, dated December 4, 2025, by and between Crescent Biopharma, Inc. and the other parties thereto	8-K	10.3	December 4, 2025
10.13†††	Cell Line License Agreement, dated October 31, 2024, by and between Crescent Biopharma, Inc. and WuXi Biologics Ireland Limited	S-4	10.49	April 4, 2025
10.14†/††	License Agreement, dated December 2, 2025, by and between Crescent Biopharma, Inc, and Sichuan Kelun-Biotech Biopharmaceutical Co. Ltd.	S-1	10.14	January 7, 2026
10.15†/††	License and Collaboration Agreement, dated December 2, 2025, by and among Sichuan Kelun-Biotech Biopharmaceutical Co. Ltd., Crescent Biopharma, Inc. (Delaware), and Crescent Biopharma, Inc. (Cayman)	S-1	10.15	January 7, 2026
10.16#	Crescent Biopharma, Inc. Executive Severance Plan and Form of Participation Agreement	8-K	10.1	July 31, 2025
10.17#	Offer Letter, dated December 20, 2024, by and between Crescent Biopharma, Inc. and Barbara Bispham	S-4	10.40	February 18, 2025
10.17.1††#	Amendment to Employment Letter Agreement, dated November 4, 2025, by and between Crescent Biopharma, Inc. and Barbara Bispham	S-1	10.16	January 7, 2026
10.18#	Offer Letter, dated March 15, 2025, by and between Crescent Biopharma, Inc. and Joshua Brumm	S-4	10.42	April 4, 2025
10.18.1††#	Amendment to Employment Letter Agreement, dated November 3, 2025, by and between Crescent Biopharma, Inc. and Joshua Brumm	S-1	10.17	January 7, 2026
10.19#	Offer Letter, dated March 19, 2025, by and between Crescent Biopharma, Inc. and Ellie Im	S-4	10.44	April 4, 2025

Exhibit Number	Description	Form	Exhibit	Filing Date

10.19.1††#	Amendment to Employment Letter Agreement, dated November 3, 2025, by and between Crescent Biopharma, Inc. and Ellie Im	S-1	10.19	January 7, 2026
10.20#	Offer Letter, dated November 15, 2024, by and between Crescent Biopharma, Inc. and Ryan Lynch	S-4	10.39	February 18, 2025
10.20.1††#	Amendment to Employment Letter Agreement, dated November 3, 2025, by and between Crescent Biopharma, Inc. and Ryan Lynch	S-1	10.20	January 7, 2026
10.21#	Offer Letter, March 24, 2025, by and between Crescent Biopharma, Inc. and Richard Scalzo	S-4	10.45	April 4, 2025
10.21.1††#	Amendment to Employment Letter Agreement, dated November 3, 2025, by and between Crescent Biopharma, Inc. and Richard Scalzo	S-1	10.21	January 7, 2026
10.22#	Offer Letter, dated March 15, 2025, by and between Crescent Biopharma, Inc. and Jonathan McNeill.	S-4	10.43	April 4, 2025
10.23*#	Offer Letter, dated June 27, 2025, by and between Crescent Biopharma, Inc. and Jan Pinkas.
10.24#	Form of Indemnification Agreement for directors and officers	8-K	10.5	June 18, 2025
10.25*#	Non-Employee Director Compensation Policy
19*	Insider Trading Policy
21.1	Subsidiaries of the Registrant	S-1	21.1	January 7, 2026
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.
†	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.
††	Certain portions of this exhibit (indicated by “[***]”) have been omitted because they are both (i) not material and (ii) customarily and actually treated as private or confidential.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Biopharma, Inc.

Date: February 26, 2026	By:	/s/ Joshua Brumm
Joshua Brumm
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joshua Brumm	Director and Chief Executive Officer (principal executive officer)	February 26, 2026
Joshua Brumm

/s/ Richard Scalzo	Chief Financial Officer (principal financial officer)	February 26, 2026
Richard Scalzo

/s/ Ryan Lynch	Treasurer, Senior Vice President of Finance and Chief Accounting Officer (principal accounting officer)	February 26, 2026
Ryan Lynch

/s/ Peter Harwin	Chair and Director	February 26, 2026
Peter Harwin

/s/ Alexandra Balcom	Director	February 26, 2026
Alexandra Balcom

/s/ David Lubner	Director	February 26, 2026
David Lubner

/s/ Susan Moran	Director	February 26, 2026
Susan Moran, M.D.

/s/ Jonathan Violin	Director	February 26, 2026
Jonathan Violin, Ph.D.