Form 10-Q
period 2026-03-31
CRESCENT BIOPHARMA, INC.
filed 2026-04-29
CIK 1253689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐ No ☒
As of April 24, 2026, there were 27,571,935 of the issuer’s ordinary shares outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, are forward-looking statements, including, without limitation, statements regarding:

•the success, cost, timing and potential indications of our product development activities and clinical trials;
•our ability to advance clinical development of and ultimately obtain U.S. Food and Drug Administration (“FDA”) approval for our product candidates;
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

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include the initiation, execution and completion of clinical trials, uncertainties surrounding the timing of availability of data from our clinical trials, ongoing discussions with and actions by regulatory authorities, our development activities and those other factors we discuss in “Summary Risk Factors,” Part II, Item 1A. “Risk Factors,” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). You should read these risk factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. The risk factors are not exhaustive and other sections of this report may include additional factors which could adversely impact our business and financial performance.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. The principal risks and uncertainties affecting our business include the following:
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

v

Part I. Financial Information
Item 1. Financial Statements
CRESCENT BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$189,163	$213,192
Accounts receivable, net	—	18,000
Prepaid expenses and other current assets	6,400	5,463
Total current assets	195,563	236,655
Property and equipment, net	929	846
Operating lease right-of-use assets	1,372	1,469
Restricted cash	107	107
Other assets	1,159	1,216
Total assets	$199,130	$240,293
Liabilities, Convertible Preferred Shares, and Shareholders’ Equity
Current liabilities
Accounts payable	$1,190	$9,997
Accrued expenses and other current liabilities	4,433	16,344
Related party accounts payable and other current liabilities	—	140
Deposit liability	5,000	5,000
Deferred revenue	3,117	4,156
Operating lease liability, current	453	435
Total current liabilities	14,193	36,072
Long term liabilities
Operating lease liability, noncurrent	1,090	1,209
Total liabilities	15,283	37,281
Commitments and contingencies (Note 13)
Shareholders’ equity:
Non-voting convertible preferred shares, $0.001 par value; 5,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 2,890 Series A designated shares issued and outstanding as of March 31, 2026 and December 31, 2025	4,000	4,000
Ordinary shares, $0.001 par value; 175,000,000 shares authorized as of March 31, 2026 and December 31, 2025, 27,571,935 and 27,556,767 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	28	28
Additional paid-in capital	374,911	370,793
Accumulated deficit	(195,092)	(171,809)
Total shareholders' equity	183,847	203,012
Total liabilities, convertible preferred shares, and shareholders’ equity	$199,130	$240,293
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESCENT BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
License agreement revenue	$1,039	$—
Operating expenses
Research and development(1)	17,903	10,627
General and administrative(2)	7,865	3,597
Total operating expenses	25,768	14,224
Loss from operations	(24,729)	(14,224)
Other income (expense):
Interest income	1,446	188
Interest expense(3)	—	(1,112)
Total other income (expense)	1,446	(924)
Net loss and comprehensive loss	$(23,283)	$(15,148)

Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.70)	$(19.63)
Net loss per share attributable to Series A non-voting convertible preferred shareholders, basic and diluted	$(699.31)	—

Weighted-average ordinary shares outstanding used in computing net loss per share to ordinary shareholders, basic and diluted	30,397,886	771,851
Weighted-average Series A non-voting convertible preferred shares outstanding used in computing net loss per share to Series A non-voting convertible preferred shareholders, basic and diluted	2,890	—
_________________________
(1)Includes related party amount of $2,923 and $8,777 for the three months ended March 31, 2026 and March 31, 2025, respectively.
(2)Includes related party amount of $0 and $466 for the three months ended March 31, 2026 and March 31, 2025, respectively.
(3)Includes related party amount of $0 and $445 for the three months ended March 31, 2026 and March 31, 2025, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESCENT BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
(In thousands, except share amounts)

	Convertible Preferred Stock		Non-Voting Preferred Shares		Ordinary Shares(1)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2024	20,000,000	$4,000	—	$—	1,018,604	$1	$2,387	$(17,867)	$(15,479)
Stock-based compensation expense	—	—	—	—	—	—	466	—	466
Early exercise of stock options	—	—	—	—	811	—	—	—	—
Net loss	—	—	—	—	—	—	—	(15,148)	(15,148)
Balances as of March 31, 2025	20,000,000	$4,000	—	$—	1,019,415	$1	$2,853	$(33,015)	$(30,161)

	Convertible Preferred Stock		Non-Voting Preferred Shares		Ordinary Shares(2)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2025	—	$—	2,890	$4,000	27,556,767	$28	$370,793	$(171,809)	$203,012
Issuance of Parascent warrants	—	—	—	—	—	—	423	—	423
Release of restricted stock units	—	—	—	—	15,168	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	—	—	3,690	—	3,690
Net loss	—	—	—	—	—	—	—	(23,283)	(23,283)
Balances as of March 31, 2026	—	$—	2,890	$4,000	27,571,935	$28	$374,911	$(195,092)	$183,847
_________________________
(1)Includes 296,104 restricted stock awards outstanding.
(2)Includes 168,215 restricted stock awards outstanding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESCENT BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash flows from operating activities:
Net loss	$(23,283)	$(15,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense(1)	4,113	1,229
Depreciation expense	64	—
Non-cash interest expense	—	2
Non-cash lease expense	97	—
Changes in operating assets and liabilities:
Accounts payable	(2,312)	518
Accrued expenses and other current liabilities(2)	(3,456)	1,759
Related party accounts payable and other current liabilities	(140)	1,160
Deferred revenue	(1,039)	—
Operating lease liability	(101)	—
Accounts receivable	18,000	—
Prepaid expenses and other current assets	(937)	(371)
Other assets	57	—
Net cash used in operating activities	(8,937)	(10,851)
Cash flows from investing activities:
Purchase of research and development license	(8,000)	—
Purchases of property and equipment	(147)	—
Net cash used in investing activities	(8,147)	—
Cash flows from financing activities:
Proceeds from early exercise of options	—	5
Payment of debt issuance costs	—	(2)
Payment of deferred offering costs	(6,945)	(1,489)
Net cash used in financing activities	(6,945)	(1,486)
Net decrease in cash, cash equivalents, and restricted cash	(24,029)	(12,337)
Cash, cash equivalents, and restricted cash at beginning of period	213,299	34,766
Cash, cash equivalents, and restricted cash at end of period	$189,270	$22,429

Supplemental disclosure of non-cash operating and financing activities:
Vesting of early exercised stock options	$5	$—
Deferred financing costs included in accounts payable and accrued expenses	$—	$518
_________________________
(1)Includes related party amount of $423 and $763, for the three months ended March 31, 2026 and March 31, 2025, respectively.
(2)Includes related party amount of $0 and $784 for the three months ended March 31, 2026 and March 31, 2025, respectively.
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
These condensed consolidated financial statements reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of March 31, 2026, its results of operations for the three months ended March 31, 2026 and 2025, and its cash flows for the three months ended March 31, 2026 and 2025. The condensed balance sheet as of December 31, 2025, included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. The condensed consolidated financial statements and accompanying notes are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and therefore do not include all information and disclosures normally included in the annual financial statements. The results for the three months ended March 31, 2026 are not necessarily indicative of results expected for the full fiscal year or any subsequent interim period. The condensed consolidated financial statements include the financial statements of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reverse Recapitalization, Pre-Closing Financing, and Reverse Stock Split
On June 13, 2025, the Company consummated the closing (the “Closing”) pursuant to that certain Agreement and Plan of Merger and Reorganization, dated as of October 28, 2024, which agreement was subsequently amended on February 14, 2025 and April 28, 2025 (as amended, the “Merger Agreement”). Immediately prior to the consummation of the Merger, GlycoMimetics effected a 1-for-100 reverse stock split of GlycoMimetics common stock, which became legally effective on June 13, 2025 (the “Reverse Stock Split”). The Company common stock commenced trading on a post-Reverse Stock Split, post-Merger basis at the open of trading on June 16, 2025. All references to common stock, options to purchase common stock, outstanding common stock warrants, common stock share data, per share data, and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented, unless otherwise specifically indicated or the context otherwise requires.
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
PIPE Financing
On December 4, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) for a private placement (the “Private Placement”) with certain institutional and other accredited investors (each, a “Purchaser” and collectively, the “Purchasers”). The closing of the Private Placement occurred on December 8, 2025.
Pursuant to the Purchase Agreement, the Purchasers agreed to purchase an aggregate of 13,795,685 ordinary shares with a par value of $0.001 per share of the Company (the “Ordinary Shares”), at a purchase price per share of $13.41 (or, for certain investors in lieu of Ordinary Shares, pre-funded warrants (the “Pre-Funded Warrants”) to purchase shares of Ordinary Shares (the “Pre-Funded Warrant Shares”), at a purchase price per underlying Pre-Funded Warrant Share of $13.409, which represents the per share purchase price of the Ordinary Shares less the $0.001 per share exercise price for each Pre-Funded Warrant), for an aggregate purchase price of approximately $185.0 million.
The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of Ordinary Shares outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage to a percentage not in excess of 19.99% by providing at least 61 days’ prior notice to us.
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
The Company has incurred significant operating losses and negative cash flows from operations since inception. During the three months ended March 31, 2026, the Company has incurred a net loss of $23.3 million and used net cash of $8.9 million for its operating activities. The Company has an accumulated deficit of $195.1 million at March 31, 2026.
As of March 31, 2026, the Company had cash and cash equivalents of $189.2 million. The Company’s management expects that the existing cash will be sufficient to fund the Company’s operating plans for at least twelve months from the date these consolidated financial statements were issued. The Company expects that its research and development and general and administrative costs will continue to increase significantly, including in connection with conducting future preclinical activities and clinical trials and manufacturing for its existing product candidates and any future product candidates to support commercialization and providing general and administrative support for its operations, including the costs associated with operating as a public company. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company may be required to significantly curtail, delay, or discontinue one or more of its research or development programs or the commercialization of any product candidate, or be unable to expand its operations, or otherwise capitalize on the Company’s business opportunities, as desired, which could materially harm the Company’s business, financial condition, and results of operations.
2. Basis of Presentation and Summary of Significant Accounting Policies
Significant accounting policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC and have not materially changed during the three months ended March 31, 2026.
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
The Company accrues for expenses resulting from obligations under its discovery and option agreements (the “Option Agreements”) by and among the Company, Paragon and Parascent Holding LLC (“Parascent”), and agreements with CROs, CMOs, and other vendors for which payment flows may not match the periods over which materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with Paragon, CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. The Company makes significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to Paragon, a CRO, CMO, or other outside service provider, the payments will be recorded as a prepaid asset which will be expensed as the contracted services are performed. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations. As of March 31, 2026, the Company has not experienced any material deviations between accrued and actual research and development expenses.
Commitments and Contingencies
The Company may be subject to contingent liabilities, such as legal proceedings and claims, that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability on the condensed consolidated balance sheet. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of reasonably possible losses. As of March 31, 2026, no liabilities were recorded for loss contingencies (see Note 13).

Recently Issued Accounting Pronouncements Not Yet Adopted
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
3. Fair Value of Financial Instruments
The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets carried at fair value categorized using the lowest level of input applicable to each financial instrument as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$110,281	$—	$—	$110,281
Total Assets	$110,281	$—	$—	$110,281

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$124,522	$—	$—	$124,522
Total Assets	$124,522	$—	$—	$124,522
Cash equivalents consist of money market funds, which were valued by the Company based on quoted market prices, which represents a Level 1 measurement within the fair value hierarchy. The Company did not hold any financial liabilities carried at fair value as of March 31, 2026 and December 31, 2025.
The Company re-measures the warrant liability (as discussed in Note 9) each reporting period and records changes in the fair value through research and development expenses on the Company’s consolidated statements of operations. The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) for the warrant liability during the three months ended March 31, 2026 and March 31, 2025:

Description	2026	2025
Beginning balance	$—	$61
Change in fair value	423	763
Issuance of warrant	(423)	—
Ending balance	$—	$824
4. Restricted Cash
Restricted cash as of March 31, 2026 was held as collateral for a stand-by letter of credit issued by the Company to its Sublandlord (as defined in Note 12) in connection with the current lease for its principal facilities located at 300 Fifth Avenue, Waltham, Massachusetts. For additional information regarding the Company’s lease, refer to Note 12. Cash, cash equivalents, and restricted cash consisted of the following as of March 31, 2026 and March 31, 2025 (in thousands):

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$189,163	$22,429
Restricted cash	107	—
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$189,270	$22,429

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid research and development services	$5,027	$4,185
Other prepaid expenses and other current assets	1,373	1,278
Total prepaid expenses and other current assets	$6,400	$5,463

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued withholding taxes	$—	$8,000
Accrued research and development	2,138	2,424
Accrued professional and consulting	479	799
Accrued employee compensation and benefits	1,816	5,121
Total accrued expenses and other current liabilities	$4,433	$16,344

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

The Company paid debt issuance costs of less than $0.1 million in relation to the Convertible Notes. The debt issuance costs were reflected as a reduction of the carrying value of Convertible Notes on the condensed consolidated balance sheet and were being amortized as interest expense over the term of the Convertible Notes using the effective interest method. For the three months ended March 31, 2025, the Company recognized interest expense related to the Convertible Notes of $1.1 million, which includes non-cash interest expense related to the amortization of debt issuance. No interest expense was recognized for the three months ended March 31, 2026 due to the conversion of the Convertible Notes immediately prior to the closing of the Merger.
Immediately prior to the closing of the Merger, the Convertible Notes were converted into 12,808,261 shares of Pre-Merger Crescent common stock and pre-funded warrants to purchase 8,392,303 shares of Pre-Merger Crescent common stock based on the aggregate principal amount of $37.5 million plus $3.0 million in unpaid accrued interest divided by the conversion price in connection with the Pre-Closing Financing. At the closing of the Merger, the Pre-Merger Crescent common stock and pre-funded warrants issued in exchange for the Convertible Notes were converted into the right to receive 1,850,790 shares of common stock and pre-funded warrants to purchase 1,212,683 shares of common stock of the Company. In connection with the Redomestication, such shares of common stock and pre-funded warrants were converted to 1,850,790 ordinary shares and pre-funded warrants to purchase 1,212,683 ordinary shares of the Company, respectively. As of March 31, 2026, the Convertible Notes were not outstanding.
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
The pre-funded warrants were recorded as a component of shareholders’ equity within additional paid-in-capital and have no expiration date. As of March 31, 2026, none of the pre-funded warrants have been exercised.
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
As of March 31, 2026 and December 31, 2025, Convertible Preferred Shares consisted of the following (in thousands, except share amounts):

	March 31, 2026
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
(1) Preferred shares designated as Series A
Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Shares (the “Series A Certificate of Designation”), holders of Series A designated Preferred Shares are entitled to receive dividends on shares of Series A designated Preferred Shares equal to, on an as-if-converted-to-Company Ordinary Shares basis, and in the same form as, dividends actually paid on Company ordinary shares. Except as provided in the Series A Certificate of Designation or as otherwise required by law, the Company Series A designated Preferred Shares do not have voting rights. The Company Series A designated Preferred Shares shall rank on parity with the Company ordinary shares as to the distribution of assets upon any liquidation, dissolution, or winding-up of the Company. Each Series A designated Preferred Share is convertible at the option of the holder, at any time, and without the payment of additional consideration by the holder into ordinary shares of the Company. As of March 31, 2026, each outstanding Series A designated Preferred Share was convertible into ordinary shares at a ratio of 1,000:1.
Ordinary Shares
As of March 31, 2026, the Company has the authority to issue a total of 175,000,000 ordinary shares at a par value of $0.001 per share. As of March 31, 2026, 27,571,935 ordinary shares were issued and outstanding, which includes 168,215 ordinary shares in connection with the issuance of RSAs. Each ordinary share entitles the holder to one vote, together with the holders of Convertible Preferred Shares, on all matters submitted to the shareholders for a vote. The holders of ordinary shares are entitled to receive dividends, if any, as declared by the Company’s board of directors (the “Board of Directors” or “Board”), subject to the preferential dividend rights of the holders of Convertible Preferred Shares.
As of March 31, 2026, there were an aggregate of 16,144,932 ordinary shares reserved for issuance (i) for the conversion of Series A designated Preferred Shares into ordinary shares, (ii) for the exercise of outstanding and issued options for ordinary shares, (iii) for shares available for future grants, (iv) for settlement of outstanding RSUs for ordinary shares, (v) for the exercise of the pre-funded warrants, and (vi) for the exercise of the Parascent warrants.
9. Share-Based Compensation
2024 Equity Incentive Plan
The Crescent Biopharma, Inc. 2024 Equity Incentive Plan (“2024 Plan”) was adopted by the board of directors of Pre-Merger Crescent on September 19, 2024. The 2024 Plan provided for Pre-Merger Crescent to grant stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, officers, directors, consultants, and advisors. Equity Incentive Stock options granted under the 2024 Plan generally vest over four years, subject to the participant’s continued service, and expire after ten years, although stock options have been granted with vesting terms less than four years. As of March 31, 2026, there are no ordinary shares available for issuance under the 2024 Plan.
2025 Stock Incentive Plan
The Crescent Biopharma, Inc. 2025 Stock Incentive Plan (as amended from time to time, the “2025 Stock Plan”) was approved by the board of directors of GlycoMimetics on May 11, 2025, and by GlycoMimetics stockholders on June 5, 2025, and effective as of the Redomestication, the Board of Directors approved an amendment and restatement of the 2025 Stock Plan to reflect the conversion of Company common stock into Company ordinary shares in connection with the Redomestication. The 2025 Stock Plan allows for the grant of stock options, stock appreciation rights, RSAs, RSUs, other shareholder-based awards and incentive bonuses. The 2025 Stock Plan is administered by the Compensation Committee of the Board (the “Compensation Committee”) or another committee designated by the Board to administer the Plan. The initial share pool under the 2025 Stock Plan was 2,345,962 ordinary shares, and as of March 31, 2026, there are 1,831,145 shares available in the pool. The shares that may be issued under the 2025 Stock Plan are automatically increased on

January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to 5% of the diluted shares (including ordinary shares, preferred shares and unexercised pre-funded warrants) on the preceding December 31, unless a lower, or no, increase is determined by the Compensation Committee. On January 1, 2026, 1,667,266 shares were added to the issuable shares under the 2025 Stock Plan. Current or prospective employees, officers, non-employee directors, and other independent service providers of the Company and its subsidiaries are eligible to participate in the 2025 Stock Plan.
2025 Employment Inducement Incentive Award Plan
The Crescent Biopharma, Inc. 2025 Employment Inducement Incentive Award Plan (as amended from time to time, the “2025 Inducement Plan”) was approved by the board of directors of Crescent Biopharma, Inc. on October 30, 2025. The 2025 Inducement Plan allows for the grant of stock options, stock appreciation rights, RSAs, RSUs, other shareholder-based awards and incentive bonuses. The 2025 Inducement Plan is administered by the Compensation Committee or another committee designated by the Board to administer the Plan. The initial share pool under the 2025 Inducement Plan was 1,250,000 ordinary shares, and as of March 31, 2026, there are 517,224 shares available for future awards under the 2025 Inducement Plan.
2025 Employee Stock Purchase Plan
The Crescent Biopharma, Inc. 2025 Employee Stock Purchase Plan (as amended from time to time, the “ESPP”) was approved by the board of directors of GlycoMimetics on May 11, 2025, and by GlycoMimetics stockholders on June 5, 2025, and effective as of the Redomestication, Board of Directors approved an amendment and restatement of the ESPP to reflect the conversion of Company common stock into Company ordinary shares in connection with the Redomestication. The shares that may be issued under the ESPP are automatically increased on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to 1% of the diluted shares (including ordinary shares, preferred shares and unexercised pre-funded warrants) on the preceding December 31, unless a lower, or no, increase is determined by the Compensation Committee. On January 1, 2026, 333,453 shares were added to the issuable shares under the ESPP resulting in 528,950 shares reserved for issuance as of March 31, 2026. As of March 31, 2026, no shares have been issued out of the ESPP.
Stock Option Valuation
The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards during the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Expected term (in years)	6.1	6.1
Expected volatility	109.2%	97.1%
Risk-free interest rate	3.9%	4.2%
Dividend yield	0.0%	0.0%

Stock Options
The following table summarizes the stock option activity during the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding balance as of December 31, 2025	6,186,318	$10.00	9.5	$—
Granted	222,939	10.83
Exercised	—	—
Forfeited or expired	(87,604)	13.06
Outstanding balance as of March 31, 2026	6,321,653	$9.99	9.2	$52,999
Vested and expected to vest as of March 31, 2026	6,321,653	$9.99	9.2	$52,999
Exercisable as of March 31, 2026	868,088	$7.08	8.9	$9,800
The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2026 and March 31, 2025 was $9.11 and $4.91, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s ordinary shares for those stock options that had an exercise price lower than the fair value of the Company’s ordinary shares.
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
The following table summarizes the RSU activity during the three months ended March 31, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	741,454	$9.04
Granted	-	—
Vested	(128,154)	7.18
Forfeited	(6,179)	13.21
Unvested balance as of March 31, 2026	607,121	$9.39
No RSUs were granted during the three months ended March 31, 2026. The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2025 was $6.16. The total fair value of shares vested for the three months ended March 31, 2026 was $0.9 million. No shares vested during the three months ended March 31, 2025.
Restricted Stock Awards
The Company’s RSAs have service-based vesting conditions only and vest over a four-year period or vest upon grant, during which time all unvested shares are subject to forfeiture by the Company in the event the holder’s service with the Company voluntarily or involuntarily terminates.

The following table summarizes the RSA activity during the three months ended March 31, 2026:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	82,129	$2.76
Granted	—	—
Vested	(7,428)	2.77
Forfeited	—	—
Unvested balance as of March 31, 2026	74,701	$2.76
No RSAs were granted during the three months ended March 31, 2026 or March 31, 2025. The total fair value of shares vested for the three months ended March 31, 2026 was less than $0.1 million. No shares vested during the three months ended March 31, 2025.

Parascent Warrant Obligation
Prior to the Option Termination Agreement (as defined below), under the terms of the Antibody Paragon Option Agreement (as defined below), Parascent was entitled to a grant of warrants to purchase in the aggregate a number of shares equal to 1.00% of the then outstanding shares of the Company’s ordinary shares, on a fully diluted basis, on December 31, 2026, at the fair market value determined by the Board of Directors (the “Parascent Warrant Obligation”). Parascent is an entity formed by Paragon as a vehicle to hold equity in the Company in order to share profits with certain employees of Paragon.
The Company and Paragon terminated the ADC Paragon Option Agreement on March 26, 2026 (the “Option Termination Agreement”). In accordance with the Option Termination Agreement, the Company granted 34,566 warrants to Parascent with a grant date of March 26, 2026. Parascent’s warrant has a service inception period for the grant preceding the grant date, with the full award being vested as of the grant date with no post-grant date service requirement.
For the three-month period ended March 31, 2026 and March 31, 2025, $0.4 million and $0.8 million, respectively was recognized as share-based compensation expense related to the Parascent Warrant Obligation. The Parascent warrants were liability-classified and after the initial recognition, the liability is adjusted to fair value using an option-pricing model at the end of each reporting period, with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss.
The following table summarizes the assumptions used in calculating the fair value of the warrants:

	As of
	March 31, 2026	March 31, 2025
Expected term (in years)	9.9	10.0
Expected volatility	99.7%	96.4%
Risk-free interest rate	4.4%	4.2%
Dividend yield	0.0%	0.0%

Share-Based Compensation Expense
The following table summarizes the classification of the Company’s share-based compensation expense in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
General and administrative	$2,141	$439
Research and development	1,972	790
Total share-based compensation expense	$4,113	$1,229
The following table summarizes the total unrecognized compensation cost (in thousands) and weighted average recognition period for the Company’s awards as of March 31, 2026:

	Total Unrecognized Compensation	Weighted Average Recognition Period
Unvested stock options	$41,307	3.3 years
Unvested RSAs	$205	2.5 years
Unvested RSUs	$5,629	3.4 years
The following table summarizes the award types of the Company’s share-based compensation expense in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Stock options	$3,181	$414
RSAs	19	21
RSUs	410	31
ESPP	80	—
Parascent warrant obligation	423	763
Total share-based compensation expense	$4,113	$1,229
10. Income Taxes
There was no income tax provision recorded for the three months ended March 31, 2026 and March 31, 2025 and, therefore, the Company’s effective income tax rate was 0.0% for the three months ended March 31, 2026 and March 31, 2025. The effective income tax rate for the three months ended March 31, 2026 and for the three months ended March 31, 2025 differed from the 21% federal statutory rate due primarily to the valuation allowance maintained against the Company’s net deferred tax assets.
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
On April 28, 2025, the Company entered into an Amended and Restated Paragon ADC Option Agreement to add undisclosed targets for the product candidate formerly referred to as CR-003 (“Former CR-003”), pursuant to which Paragon agreed to execute a mutually agreed research plan for those targets aimed at producing a potential product candidate to be licensed for further development, manufacture, and commercialization by the Company. On February 24, 2026, the Company provided notice to Paragon of its intention to terminate the ADC Paragon Option Agreement and the agreement terminated on March 26, 2026 (the “ADC Option Agreement Termination”). The Company will no longer license intellectual property rights with respect to Former CR-003 following the ADC Option Agreement Termination.
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
The Company may terminate the Antibody Paragon Option Agreement or any Research Program at any time for any or no reason upon 30 days’ prior written notice to Paragon, provided that the Company must pay any outstanding accrued fees due to Paragon upon such termination, as well as any non-cancellable obligations reasonably incurred by Paragon in connection with its activities under any terminated Research Program.
Under the Paragon Option Agreements, the Company is or was also responsible for certain additional development costs incurred by Paragon. The Company expenses the fees incurred under the Paragon Option Agreements as the associated costs are incurred when the underlying services are rendered. Such amounts are classified within research and development expenses and general and administrative expenses in the accompanying condensed consolidated statement of operations and comprehensive loss. The following is a summary of expenses related to the development costs and license fees related to the Paragon Option Agreements recorded within the condensed consolidated statement of operations for the periods presented (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Research and development expense	$2,500	$8,015
General and administrative expense	—	316
	$2,500	$8,331
There was no balance and $0.1 million related to Paragon included in related party accounts payable and other current liabilities within the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025, respectively.
Any additional License Agreements entered into with respect to a given Research Program shall contain the same milestone payment obligations as the Antibody Paragon Option Agreement, provided that any milestone set forth in the

Antibody Paragon Option Agreement that has not yet been achieved and is duplicated in such License Agreement shall no longer be achievable and payable under the terms of the Antibody Paragon Option Agreement and shall only be achievable under the terms of the License Agreement. For the avoidance of doubt, if a milestone is achieved and paid by the Company pursuant to the Antibody Paragon Option Agreement for a certain Research Program, then there shall be no milestone payment due for the achievement of such milestone under a subsequently executed License Agreement for such Research Program. Further, under a License Agreement, the Company would also be required to make royalty payments to Paragon in the low single-digit percentage range based on net sales of products, subject to certain reductions. The royalty term will terminate on a product-by-product and country-by-country basis upon the later of the expiration of the last-to-expire valid claim within the relevant patent rights or the twelfth anniversary of the first commercial sale of such product in such country.
Additionally, as part of the Paragon Option Agreements, on each of December 31, 2025 and December 31, 2026, the Company has agreed to grant Parascent warrants to purchase an aggregate number of shares equal to 1.00% of its outstanding share capital as of the date of the grant on a fully-diluted basis, with an exercise price equal to the fair market value of the underlying ordinary shares on each respective grant date. The warrants are liability-classified and after the initial recognition, the liability is adjusted to fair value at the end of each reporting period, with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss. In accordance with the terms of the ADC Paragon Option Agreement, the Company issued 402,731 warrants on December 31, 2026 (see Note 9). In connection with the ADC Option Agreement Termination, the Company issued 34,566 warrants to Parascent on March 26, 2026.
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
CR-001 License Agreement
On April 28, 2025, the Company entered into a License Agreement with Paragon for all antibodies discovered, generated, identified, or characterized by Paragon in the course of performing the CR-001 research program directed to PD-1 and VEGF, antibodies created by the Company derived from the licensed antibodies and directed to PD-1 and VEGF, and products that comprise the foregoing (the “CR-001 License Agreement”) consistent with the pre-negotiated terms agreed to upon execution of the Paragon Option Agreements, pursuant to which Paragon granted the Company a royalty-bearing, worldwide, exclusive, and sublicensable license with respect to certain inventions, patent rights, sequence information, and other intellectual property rights related to monospecific antibodies directed at the VEGF and PD-1 targets (the “Licensed Antibody Technology”) to use, make, sell, import, export, and otherwise exploit certain Licensed Antibodies, Derived Antibodies, Products, Multispecific Antibodies, and Multispecific Products in the Field in the Territory. Under the terms of the CR-001 License Agreement, the Company is obligated to pay Paragon up to $22.0 million based on specific development and regulatory milestones, including $2.5 million paid in February 2026 upon the first dosing of a human patient in a Phase 1 trial in and a further milestone payment of $3.0 million being due in the future upon the first dosing of a human patient in a Phase 2 trial. Following the execution of the CR-001 License Agreement, the Company is solely responsible for, and has sole authority and control over, all aspects of the development, manufacturing, and commercialization of product candidates under the CR-001 program, including regulatory strategy, communications, filings, and activities (including clinical trials). Paragon also granted the Company a royalty-bearing, worldwide, non-exclusive, sublicensable right and license under the Licensed Antibody Technology to use, make, sell, import, export, or otherwise exploit certain multispecific antibodies and products targeting PD-1 and VEGF. In addition, the following summarizes other key terms of the CR-001 License Agreement:
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
CR-002 License Agreement
On November 5, 2025, the Company entered into a License Agreement for all ADCs discovered, generated, identified or characterized by Paragon in the course of performing the CR-002 research program directed to PD-L1, ADCs created by the Company derived from the licensed ADCs and directed to PD-L1, and products that comprise the foregoing with Paragon (the “CR-002 License Agreement”) consistent with the pre-negotiated terms agreed to upon execution of the ADC Paragon Option Agreement, pursuant to which Paragon granted the Company a royalty-bearing, worldwide, exclusive and sublicensable license with respect to certain inventions, patent rights, sequence information and other intellectual property rights related to ADCs directed at PD-1 and VEGF (the “Licensed Antibody Technology”) to develop, manufacture, commercialize and otherwise exploit certain ADCs and products targeting PD-L1 in the field of prophylaxis, palliation, treatment and diagnosis of human disease and disorders in all therapeutic areas (the “field”) and worldwide (the “territory”). Under the terms of the CR-002 License Agreement, the Company is obligated to pay Paragon up to $46.0 million based on specific development and regulatory milestones, including a $5.0 million fee for the nomination of a development candidate that was paid in October 2025 and a future milestone payment of $5.0 million upon the first dosing of a human patient in a Phase 1 trial. Following the execution of the CR-002 License Agreement, the Company is solely responsible for, and has sole authority and control over, all aspects of the development, manufacturing and commercialization of CR-002, including regulatory strategy, communications, filings and activities (including clinical trials). In addition, the following summarizes other key terms of the CR-002 License Agreement.
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
Kelun paid or will pay the Company the following:
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
Of the $20.0 million payable upon signing of the agreement, $15.0 million was included in the transaction price. As of March 31, 2026, the Company recorded $5.0 million of the $20.0 million upfront payment on the condensed consolidated balance sheet as a deposit liability related to contingent consideration payable back to Kelun. The amount is returnable to Kelun if they initiate the Combination Study prior to December 31, 2026. Whether they initiate the Combination Study or not is outside of the Company’s control, and therefore the Company concluded that the potential repayment to Kelun of $5.0 million was variable consideration that was constrained. Of the transaction price of $15.0 million, $4.2 million was allocated to the initial supply performance obligation and $10.8 million was allocated to the license. The $5.0 million deposit liability will be included in the transaction price if Kelun does not initiate the Combination Study prior to December 31, 2026, and such consideration is no longer constrained.
The transaction price was allocated to the two performance obligations on a relative estimated standalone selling prices utilizing market data. The standalone selling price of the performance obligations were estimated using a market approach that maximized the use of observable inputs.
The Company recognized $1.0 million of revenue allocated to the provision of the initial supply during the three months ended March 31, 2026 as the Company transferred control of the initial supply. During the three months ended March 31, 2026, the Company recognized $1.0 million that was previously included as a contract liability as of December 31, 2025.
As of March 31, 2026, the Company recorded $3.1 million on the condensed consolidated balance sheet within deferred revenue related to the performance obligation for the remaining initial supply of CR-001, which will be recognized as revenue when control of the initial supply of CR-001 is transferred, which is expected throughout the remainder of 2026.
As of March 31, 2026, the $30.0 million in development and regulatory milestone payments are fully constrained as variable consideration due to the uncertainty associated with the occurrence of the underlying events that would trigger the development and regulatory milestone consideration and therefore are not included in the transaction price of the arrangement. The Company will reassess this conclusion at each subsequent reporting period and will only include amounts associated with development or regulatory milestones in the transaction price when, or if, the variable consideration is determined to be released from constraint.
As of March 31, 2026, the Company has not recognized any royalties under its licensing agreement. Royalties qualify for the sales-and-usage exemption under ASC 606 as (i) royalties are based strictly on the sale-and-usage by the licensee and (ii) a license of intellectual property is the sole or predominant item to which such royalties relate. Based on this exemption, these royalties are earned under the terms of a license agreement in the period the products are sold by the Company’s collaborator and the Company has a present right to payment.
SKB105 License and Collaboration Agreement
On December 2, 2025, the Company and Kelun entered into a License and Collaboration Agreement (the “SKB105 License Agreement”), under which Kelun granted the Company an exclusive license to research, develop, manufacture and commercialize SKB105, Kelun’s proprietary integrin beta-6-directed antibody-drug conjugate, in all territories outside the SKB Territory. The Company intends to develop SKB105 as CR-003, a product designation which previously referred to a preclinical ADC asset under the Paragon Option Agreements discussed elsewhere in this Note 11 to the condensed consolidated financial statements.
The Company is responsible for all development, manufacturing, regulatory and commercial activities for SKB105 outside the SKB Territory and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, manufacture (or have manufactured) and commercialize at least one SKB105 product in the United States and at least three (3) major European markets.
Under the SKB105 License Agreement, the Company has paid or agreed to pay Kelun:
•$80.0 million upfront;
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
The Company did not record any research and development expense for the SKB105 License Agreement for the three months ended March 31, 2026. During the three months ended March 31, 2026, $8.0 million of withholding taxes were remitted to tax authorities on Kelun’s behalf and are included within purchase of research and development license on the consolidated statement of cash flows. A portion of the nonrefundable upfront $80.0 million payment represents costs for SKB105 drug supply that Kelun is obligated to provide to the Company that has not been received as of March 31, 2026, and will be used in future research and development activities. The Company recorded $1.8 million within prepaid expenses and other current assets on its consolidated balance sheet as of March 31, 2026, and will recognize the amounts into research and development expense as the SKB105 drug supply is received from Kelun throughout the remainder of 2026.
As of March 31, 2026, no development milestones had been triggered.
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
As of March 31, 2026, the Company had $1.4 million of operating lease ROU assets, short term lease liabilities of $0.5 million and long term lease liability of $1.1 million on its condensed consolidated balance sheets. As of March 31, 2026, the operating lease arrangement had a remaining lease term of 2.9 years and a discount rate of 10.6%.
As of March 31, 2026, the total remaining operating lease payments included in the measurement of lease liabilities was as follows (in thousands):

Period ended December 31
2026 (remainder of the year)	$441
2027	610
2028	633
2029	107
Total undiscounted lease payments	1,791
Less: imputed interest	(248)
Total present value of operating lease liability	$1,543

13. Commitments and Contingencies
401(k) Plan
The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of management. For the three months ended March 31, 2026 and March 31, 2025, the Company has not recorded any expense related to 401(k) Plan match contributions.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations, or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2026.
Legal Proceedings
From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of March 31, 2026, the Company was not a party to any material legal proceedings or claims.
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

14. Net Loss per Share
Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2026
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted
Ordinary Shares	$(21,262)	30,397,886	$(0.70)
Company Series A Preferred Shares (1)	(2,021)	2,890	$(699.31)
Net loss	$(23,283)

	Three Months Ended March 31, 2025
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted
Common Stock	$(15,148)	771,851	$(19.63)
Net loss	$(15,148)

(1) The weighted-average number of shares of as-converted Series A Preferred Shares used in the loss allocation was 2,890,000 for the three months ended March 31, 2026.
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

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Convertible preferred stock (as converted to common stock)	—	2,890,000
Outstanding unvested restricted stock units	607,121	438,386
Outstanding unvested restricted stock awards	74,701	246,753
Outstanding and issued common stock options	6,321,653	2,835,813
Total	7,003,475	6,410,952
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

The following is a summary of related party accounts payable and other current liabilities (in thousands):

	As of March 31, 2026	As of December 31, 2025
Paragon accrued research and development	$—	$139
Paragon accrued general and administrative	—	1
Total	$—	$140
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
The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
License revenue	$1,039	$—
Less:
CR-001 external research and development costs	5,078	6,275
CR-002 external research and development costs	3,585	1,065
Discovery external research and development costs(1)	21	868
Personnel costs	10,646	3,091
Milestone and license fees	2,500	965
Professional and other fees(2)	3,938	1,736
Other expense (income)	(1,446)	1,148
Net loss and comprehensive loss	$(23,283)	$(15,148)
_________________________
(1)Discovery external research and discovery costs include costs associated with candidate discovery activities.
(2)Profession and other fees includes professional fees, consulting fees, office and facilities expense, and miscellaneous other expense.
For the three months ended March 31, 2026, all of the Company’s revenues were earned from a license agreement with a single customer located in China. As of March 31, 2026, all of the Company’s long-lived assets are located in the United States.
17. Subsequent Events
The Company has evaluated events and transactions occurring subsequent to March 31, 2026 through the date at which the financial statements were issued.
On April 2, 2026, the Company sold the rights to certain legacy GlycoMimetics intellectual property assets to PPI-Uproleselan, Inc. for upfront consideration of $1.8 million, with additional potential consideration for future development milestones and sales milestones.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included in Part 1 - Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this “Quarterly Report”). The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs and words such as “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” “expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “potential,” “plan,” “seek,” or “continue” and variations of such words and any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, and similar expressions are intended to identify forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Part II, Item 1A,“Risk Factors” and elsewhere in this Quarterly Report. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” “Crescent Biopharma, Inc.,” “Crescent,” “GlycoMimetics, Inc.,” “GlycoMimetics,” refers to Crescent Biopharma, Inc. and its consolidated subsidiaries, including Crescent Biopharma Operating Company LLC, taken as a whole.
Overview
We are a clinical-stage biotechnology company focused on delivering the next wave of transformative therapies to bring a brighter future for people living with cancer. We have a bold vision to build the next leading biotechnology oncology company. We are executing across two distinct strategies to build our portfolio to achieve this vision. First, we are developing CR-001, which we refer to as a PD-1 x VEGF bispecific antibody because it is designed to bind both the PD-1 immune checkpoint (“PD-1”) and Vascular Endothelial Growth Factor (“VEGF”), which has potential to replace pembrolizumab, marketed by Merck as Keytruda®, as the foundational immuno-oncology backbone; second, we are building a robust portfolio of potentially best-in-class antibody drug conjugates (“ADCs”). Importantly, as we execute on these two strategies, we intend to combine CR-001 and ADC therapies to create what we believe will be best-in-class synergistic combinations to transform care for multiple types of cancer. We initiated a global Phase 1/2 trial of CR-001 (the “ASCEND trial”) in February 2026 and a Phase 1/2 trial of CR-003 as a monotherapy in the first quarter of 2026 in China through our partner, Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd. (“Kelun”). We anticipate initiation of a CR-002 monotherapy clinical trial in 2026 as well as the first ADC combination trial with CR-001 with initial data anticipated in mid-2027 (second or third quarter).
We initiated ASCEND, a global Phase 1/2 trial of CR-001 in up to eight solid tumor types in the first quarter of 2026. We believe that, because CR-001 incorporates the functional properties of ivonescimab, early clinical data from ivonescimab can serve as important validation of potential effectiveness and tolerability of both ivonescimab and CR-001, thereby allowing us to move quickly into late-stage development with a level of speed and confidence that would not exist if CR-001 did not incorporate the PD-1 and VEGF binding affinity, potency, and cooperative pharmacology of ivonescimab. In the first quarter of 2027, we anticipate sharing meaningful data on CR-001’s clinical profile, including initial safety, pharmacokinetics (“PK”) and early anti-tumor activity from dose escalation and backfill cohorts in first-line and previously treated patients. A backfill cohort of first-line non-small cell lung cancer patients is planned as part of this readout. In mid-2027 (second or third quarter), we plan to share initial standard of care chemotherapy combination data.
CR-002 is a PD-L1-directed ADC designed to deliver a topoisomerase toxin to cancer cells that express PD-L1, a cell surface protein that suppresses T-cell activation. PD-L1 expression is elevated in numerous solid tumors compared to normal tissues, making it an attractive ADC target. We intend to initiate a Phase 1/2 trial of CR-002 in the second half of 2026.
We recently announced a partnership with Kelun, a leading Chinese biotech company with commercially approved ADCs, to acquire exclusive rights to SKB105, an integrin beta-6 (“ITGB6”) directed ADC, outside of mainland China, Hong Kong, Macau, and Taiwan (collectively, “Greater China”). We intend to develop SKB105 as CR-003, a product designation which previously referred to a preclinical ADC asset under the Amended and Restated ADC Discovery and Option Agreement, dated April 28, 2025 (the “ADC Paragon Option Agreement”). ITGB6 is a target with emerging clinical data generated by third party ADCs. We believe that CR-003 has the potential to deliver potent antitumor activity based on its improved potency and half-life in preclinical models. A Phase 1/2 trial of CR-003 was initiated in the first quarter of 2026 in China. We believe that CR-002 and CR-003 have the potential to provide therapeutic benefit both when used as monotherapies and in combination with CR-001.
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
We have incurred operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. We incurred a net loss of $23.3 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $195.1 million. For the three months ended March 31, 2026, we have used net cash of $8.9 million for our operating activities.
As of March 31, 2026, we had cash and cash equivalents of $189.2 million. We expect that our existing cash will be sufficient to fund our operating plans for at least twelve months from the date of filing of this Quarterly Report. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure.
Recent Developments
Initiation of ASCEND Phase 1/2 Clinical Trial of CR-001
On February 18, 2026, we dosed the first patient in our ASCEND Phase 1/2 clinical trial evaluating CR-001, an investigational PD-1 x VEGF bispecific antibody, for the treatment of advanced solid tumors. ASCEND is a global, open label Phase 1/2 clinical trial evaluating CR-001 in multiple solid tumor types, including non-small cell lung cancer and various gastrointestinal and gynecological cancers, in both treatment-naïve and previously treated patients. We anticipate reporting proof-of-concept clinical data from the ASCEND trial in the first quarter of 2027, including initial safety, pharmacokinetics, pharmacodynamics and preliminary antitumor activity from dose escalation and backfill cohorts.
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
Impact of General Economic Risk Factors on Crescent’s Operations
Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including increases in inflation, fluctuating interest rates, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), including as a result of bank failures, geopolitical factors, including the ongoing conflicts in Iran and elsewhere in the Middle East and between Russia and Ukraine and the responses thereto, and supply chain disruptions. While we are closely monitoring the impact of the current macroeconomic and geopolitical conditions on all aspects of our business, including the impacts on participants in any future clinical trials and our employees, suppliers, vendors, and business partners and our future access to capital, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside our control and could exist for an extended period of time. We will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see Part II, Item 1A, “Risk Factors.”
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
We expense research and development costs as incurred. For the three months ended March 31, 2026 and March 31, 2025, we recognized $2.5 million and $8.0 million, respectively, of research and development expenses in connection with services provided by Paragon under the Antibody Discovery and Option Agreement, dated September 19, 2024 (the “Antibody Paragon Option Agreement”), and the ADC Paragon Option Agreement (together with the Antibody Paragon Option Agreement, the “Paragon Option Agreements”), under the CR-001 License Agreement with Paragon, dated April 28, 2025 and amended on December 2, 2025, and under the CR-002 License Agreement with Paragon, dated November 5, 2025, in our condensed consolidated statement of operations and comprehensive loss.
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
Other Income (Expense)
Other income (expense) includes interest income of $1.4 million and $0.2 million earned for the three months ended March 31, 2026 and March 31, 2025, respectively, relating to our money market account and no interest expense and $1.1 million of interest expense incurred for the three months ended March 31, 2026 and March 31, 2025, respectively, relating to our previously outstanding convertible notes with an initial principal amount of $37.5 million (“Convertible Notes”) issued to various investors in October 2024, which converted to common stock (now, ordinary shares) and pre-funded warrants upon the close of the Merger.
Income Taxes
No provision for income taxes was recorded for the three months ended March 31, 2026 and March 31, 2025. We recorded a full valuation allowance against our net deferred tax assets as of the balance sheet date, as we believe it is not more likely than not that the benefit will be realized due to our cumulative losses generated to date and expectation of future losses.
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

Results of Operations for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
The following table summarizes our condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change
License agreement revenue	$1,039	$—	$1,039
Operating expenses
Research and development(1)	17,903	10,627	7,276
General and administrative(2)	7,865	3,597	4,268
Total operating expenses	25,768	14,224	11,544
Loss from operations	(24,729)	(14,224)	(10,505)
Other income:
Interest income	1,446	188	1,258
Interest expense(3)	—	(1,112)	1,112
Total other income (expense)	1,446	(924)	2,370
Net loss and comprehensive loss	$(23,283)	$(15,148)	$(8,135)
_________________________
(1)Includes related party amount of $2,923 and $8,777 for the three months ended March 31, 2026 and March 31, 2025, respectively.
(2)Includes related party amount of $0 and $466 for the three months ended March 31, 2026 and March 31, 2025, respectively.
(3)Includes related party amount of $0 and $445 for the three months ended March 31, 2026 and March 31, 2025, respectively.
License Agreement Revenue
The following table summarizes our license revenue generated for the periods presented (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change
License agreement revenue	$1,039	$—	$1,039

Revenue of $1.0 million for the three months ended March 31, 2026 consisted of amounts earned for the transfer of a portion of the initial supply of CR-001 to Kelun.
Research and Development Expenses
The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change
External research and development costs:
CR-001(1)	$7,578	$6,740	$838
CR-002(2)	3,585	1,370	2,215
CR-003	21	—	21
Other external research and discovery(3)	—	1,063	(1,063)
Other research and development costs:
Personnel-related (including share-based compensation)(4)	6,167	1,431	4,736
Office, facilities, and software	423	23	400
Professional and consulting fees	129	—	129
Total research and development expenses	$17,903	$10,627	$7,276
_________________________
(1)Includes related party amount of $2,500 and $5,582 for the three months ended March 31, 2026 and March 31, 2025, respectively.
(2)Includes related party amount of $0 and $1,370 for the three months ended March 31, 2026 and March 31, 2025, respectively.
(3)Includes related party amount of $0 and $1,062 for the three months ended March 31, 2026 and March 31, 2025, respectively. Former CR-003 activities previously presented under CR-003.
(4)Includes related party amount of $423 and $763 for the three months ended March 31, 2026 and March 31, 2025, respectively.
Research and development expenses increased by $7.3 million during the three months ended March 31, 2026 compared to the same period in the prior year as we develop our pipeline and continue to hire resources to support our ongoing and future research and development.
External research and development expenses, including CROs, CMOs, and other third-party preclinical studies and clinical trials expenses, increased by $2.0 million, from $9.2 million for the three months ended March 31, 2025 to $11.2 million during the three months March 31, 2026. The increase is primarily related to an increase in CMO development and manufacturing expenses and an increase in our CRO expenses related to ongoing clinical trials and toxicology studies, offset by a decrease in research and development expenses incurred by Paragon subsequent to the termination of the ADC Paragon Option Agreement.
Personnel-related expenses increased by $4.7 million during the three months ended March 31, 2026 compared to the same period in the prior year as we continue to hire employees to support ongoing and future research and development. Share-based compensation increased by $1.2 million during the three months ended March 31, 2026 compared to the same period in the prior year, primarily as a result of increases in employee awards and partially offset by a decrease in expense related to the Parascent warrants.
For the three months ended March 31, 2026 compared to the same period in the prior year, office, facilities, and software expense increased by $0.4 million and professional and consulting fees increased by $0.1 million, both as a result of continuing support of our pipeline, as well as the commencement of our leased Waltham office beginning in May 2025.
General and Administrative Expenses
The following table summarizes our total general and administrative expenses for the periods presented (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change
Personnel-related (including share-based compensation)(1)	$4,479	$1,660	$2,819
Professional and consulting fees(2)	1,934	1,610	324
Office, facilities, and software	1,072	200	872
Legal fees related to patent(3)	380	127	253
Total general and administrative expenses	$7,865	$3,597	$4,268
_________________________
(1)Includes related party amount of $0 and $213 for the three months ended March 31, 2026 and March 31, 2025, respectively.
(2)Includes related party amount of $0 and $150 for the three months ended March 31, 2026 and March 31, 2025, respectively.
(3)Includes related party amount of $0 and $103 for the three months ended March 31, 2026 and March 31, 2025, respectively.
General and administrative expenses increased by $4.3 million during the three months ended March 31, 2026 compared to the same period in the prior year. Personnel-related expenses increased by $2.8 million during the three months ended March 31, 2026 compared to the same period in the prior year. Increases in personnel-related expenses were primarily the result of our continued hiring of executives and administrative employees, resulting in increases to both share-based compensation and other compensation costs during three months ended March 31, 2026 compared to the same period in the prior year by $1.7 million and $1.1 million, respectively.
Professional and consulting fees increased by $0.3 million during the three months ended March 31, 2026 compared to the same period in the prior year to continue to support the development of our pipeline. Office, facilities, and software increased by $0.9 million, primarily as a result of the commencement of our leased Waltham office beginning in May 2025.
Interest Income
The following table summarizes our interest income for the periods presented (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change
Interest income	$1,446	$188	$1,258
Interest income increased by $1.3 million during the three months ended March 31, 2026 compared to the same period in the prior year due to increased levels of cash and cash equivalents as of March 31, 2026 as compared to March 31, 2025.

Interest Expense
The following table summarizes our interest expense for the periods presented (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change
Interest expense	$—	$(1,112)	$1,112
Interest expense for the three months ended March 31, 2025 related to our previously outstanding Convertible Notes with an initial principal amount of $37.5 million issued to various investors in October 2024, which converted to common stock (now, ordinary shares) and pre-funded warrants upon the close of the Merger. No further interest expense is expected following the conversion of the Convertible Notes.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the preclinical development of our programs and commence clinical development of CR-001, CR-002, and CR-003. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the issuance of Series Seed convertible preferred stock, common stock, and pre-funded warrants, and the sale of our Convertible Notes. In September 2024, we issued and sold 20,000,000 shares of Series Seed Preferred Stock to Fairmount, through an affiliate fund, at a purchase price of $0.20 per share, for total gross proceeds of $4.0 million, which qualified as a related party transaction. In October 2024, we received $37.5 million in net proceeds from the issuance of our Convertible Notes to several investors, of which Fairmount, through an affiliate fund, held a convertible note with an initial principal amount of $15.0 million, which qualified as a related party transaction. In June 2025, we raised approximately $142.3 million in net proceeds from the Pre-Closing Financing, excluding the previously received proceeds from the Convertible Notes, and received $1.3 million in cash from GlycoMimetics upon consummation of the Merger. In December 2025, we raised approximately $171.9 million in net proceeds from the Private Placement. As of March 31, 2026, we had cash and cash equivalents of $189.2 million.
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
Cash Flows
The following table summarizes our cash flows for the period presented (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net cash used in operating activities	$(8,937)	$(10,851)
Net cash used in investing activities	(8,147)	—
Net cash used in financing activities	(6,945)	(1,486)
Net decrease in cash, cash equivalents, and restricted cash	$(24,029)	$(12,337)

Net Cash Used in Operating Activities
For the three months ended March 31, 2026, net cash used in operating activities was $8.9 million, which was primarily attributable to a net loss of $23.3 million, partially offset by non-cash charges of $4.3 million and net cash provided by changes in operating activities of $10.1 million. The changes in operating activities were primarily due to the receipt of proceeds from the CR-001 License Agreement with Kelun in addition to an increase in our business activity and timing of vendor invoicing and payments. Non-cash charges primarily consisted of $4.1 million in share-based compensation expense.
For the three months ended March 31, 2025, net cash used in operating activities was $10.9 million, which was primarily attributable to a net loss of $15.1 million, partially offset by non-cash charges of $1.2 million, and net cash provided by changes in operating activities of $3.1 million. The changes in operating activities were primarily due to an increase in our business activity as well as the timing of vendor invoicing and payments. Non-cash charges primarily consisted of $1.2 million in share-based compensation expense.
Net Cash Used in Investing Activities
For the three months ended March 31, 2026, net cash used in investing activities was attributable to the remittance to tax authorities on Kelun’s behalf of $8.0 million in withholding taxes related to the SKB105 License Agreement, as well as $0.1 million of purchases of property and equipment associated with the build-out of the sublease of office space located in Waltham, Massachusetts.
Net Cash Used in Financing Activities
For the three months ended March 31, 2026, net cash used in financing activities was $6.9 million, consisting of $6.9 million of payments for deferred offering costs related to the Private Placement.
For the three months ended March 31, 2025, net cash used in financing activities was $1.5 million, consisting primarily of $1.5 million of payments for deferred offering costs related to the Pre-Closing Financing.
Contractual Obligations and Other Commitments
We enter into contracts in the normal course of business with CROs, CMOs, and other vendors for preclinical research studies, clinical trials, manufacturing, and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if the contract is cancelled within a specified time, and therefore, are cancellable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of March 31, 2026. See Notes 11, 12, and 13 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for further information on our contractual lease obligations for our office in Waltham, Massachusetts, and other commitments, including the commitments under the Option and License Agreements.

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are described in more detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 to our consolidated financial statements for the twelve months ended December 31, 2025 included in Part II, Item 8 of our Annual Report. There have been no material changes to our critical accounting policies and estimates that were disclosed in our Annual Report.

Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations, or cash flows is disclosed in Note 2 to the condensed consolidated financial statements as of March 31, 2026 included in Part I, Item 1 of this Quarterly Report.
Off-Balance Sheet Arrangements
As of March 31, 2026, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Management recognizes that any controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. In addition, the design of disclosure controls and procedures must reflect that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

Our business faces significant risks and uncertainties. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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
We are a clinical-stage biotechnology company with a limited operating history on which to assess our business; we have not completed any clinical trials, have no products approved for commercial sale, have historically incurred losses, and anticipate that we will continue to incur significant losses for the foreseeable future.
We are a clinical-stage biotechnology company with a limited operating history. Since September 19, 2024 (inception), we have incurred significant operating losses. For the three months ended March 31, 2026, we reported a net loss of $23.3 million and had an accumulated deficit of $195.1 million. We will need to raise substantial additional capital to continue to fund our operations in the future. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to complete future milestones and we may be required to delay, limit, reduce, or eliminate development or future commercialization efforts of product candidates and/or programs. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings or entering into strategic collaborations.
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
Additionally, other pharmaceutical companies targeting these same diseases are recruiting clinical trial patients from these patient populations, which may make it more difficult for us to fully enroll any clinical trials. We also rely on, and will continue to rely on, CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and preclinical studies. Though we have entered into agreements governing their services, we will have limited influence over their actual performance. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain regulatory approval for the sale of our product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining enrollment of such patients in our clinical trials.
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
Because we have limited financial and managerial resources, we focus our research and development efforts on certain selected programs. We have and may continue to utilize Paragon Therapeutics, Inc. (“Paragon”) to conduct certain research activities (primarily preclinical studies) pursuant to discovery and option agreements into which we may enter, such as the Antibody Discovery and Option Agreement, dated September 19, 2024 (the “Antibody Paragon Option Agreement”), by and among Crescent, Paragon, and Parascent Holding LLC. We previously entered into the Amended and Restated ADC Discovery and Option Agreement, dated April 28, 2025 (the “ADC Paragon Option Agreement” and together with the Antibody Paragon Option Agreement, the “Paragon Option Agreements”), by and among Crescent, Paragon and Parascent Holding LLC, and we incurred certain obligations with respect to this agreement. On February 24, 2026, we provided notice to Paragon of our intention to terminate the ADC Paragon Option Agreement and it was terminated as of March 26, 2026. We no longer license intellectual property rights with respect to Former CR-003 following the ADC Option Agreement Termination.
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
Even if we receive regulatory approval of our product candidates, we will be subject to extensive ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments to providers were reduced under the sequestration required by the Budget Control Act of 2011, which will remain in effect through the 2032 fiscal year, unless additional Congressional action is taken. Additionally, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on drug manufacturers’ Medicaid drug rebate liability, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.
Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products. On August 16, 2022, the Inflation Reduction Act of 2022, or the IRA,

was signed into law. Among other things, the IRA (i) directs the Department of Health and Human Services, or HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare; (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; (iii) reduces the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023. The Centers for Medicare & Medicaid Services, or CMS, published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027, as well as the next 15 drugs that will be subject to negotiation. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s drug price negotiation program provisions. The outcome of this litigation as well as the effects of the IRA on the pharmaceutical industry cannot yet be fully determined but is likely to be significant. Additional drug pricing proposals could appear in future legislation.
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

Disruptions at the FDA and other agencies or comparable foreign regulatory authorities may also slow the time necessary for the review and approval of applications for clinical trial or marketing authorization, which would adversely affect our business. For example, in previous years, including in 2018 and 2019 and 2025, the U.S. government shut down and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, which have led to substantial personnel and leadership changes, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities, or otherwise affect our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.
If a prolonged government shutdown occurs, or if funding shortages, personnel changes, policy changes or similar factors prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other routine activities, such events could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
While we may litigate to defend ourselves against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our programs, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors, or hire employees or consultants, each of which would have an adverse effect on our business, results of operations, and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
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
Our success depends, in part, on our ability to maintain the confidentiality of our proprietary know-how, trade secrets, and other confidential information, including product candidate sequence information, manufacturing processes, formulation technologies, dosing regimens, analytical techniques, and other technical information that provides us with a competitive advantage. We rely, and will continue to rely, on confidentiality agreements and other contractual protections with employees, consultants, collaborators, contract manufacturers, and other third parties to protect our trade secrets and proprietary information. However, these agreements may not effectively prevent unauthorized disclosure or use of our confidential information and may not provide an adequate remedy in the event of such disclosure or use. Despite our efforts to protect our trade secrets and proprietary information, unauthorized parties may attempt to obtain, copy, or use our proprietary technologies and information through various means, including cyber incidents, reverse engineering, physical breaches of our facilities, or misappropriation by current or former employees, consultants, advisors, contractors, or other third parties with whom we share our proprietary information. The risk of unauthorized disclosure or misappropriation is heightened given the number of third parties with whom we must share confidential information in connection with clinical trials, regulatory submissions, manufacturing arrangements, and strategic collaborations. For example, our contract manufacturing organizations and clinical trial sites must have access to certain proprietary manufacturing processes, formulation information, and clinical data to perform their contracted services. Any disclosure, intentional or unintentional, by our employees, consultants, or collaborators, or any misappropriation by third parties, of our trade secret or proprietary information could enable competitors to duplicate or surpass our products, potentially harming our competitive position. Trade secret protection may also be inadequate if we are unable to demonstrate that information qualifies for protection under the Defend Trade Secrets Act of 2016 or state or local laws, if we fail to take reasonable measures to maintain its secrecy. If we are unable to maintain the confidentiality of our proprietary technology, know-how, and other confidential information, our ability to obtain patent protection or to protect our proprietary information may be jeopardized, competitors may be able to use our technologies to develop competing products, and our business, financial condition, and results of operations could be materially and adversely affected.
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
In addition, we currently rely on foreign CROs and CMOs, including WuXi Biologics (Hong Kong) Limited (“WuXi”) for CR-001, CR-002, and CR-003, for formulation and manufacturing of our stage 1 clinical trial materials, and will likely continue to rely on foreign CROs and CMOs in the future. Kelun is also based in China. On December 18, 2025, President Trump signed into law the National Defense Authorization Act of 2026 (“NDAA”), which includes § 851 often referred to as “the BIOSECURE Act”. Under the BIOSECURE Act, U.S. government agencies cannot (1) buy or obtain biotechnology equipment or services provided by a “biotechnology company of concern” (“BCC”); (2) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC; or (3) expend loan or grant funds for biotechnology equipment or services provided by a BCC, whether directly or through a loan or grant recipient. The BIOSECURE Act does not bar a U.S. company from all federal contracts or grants simply because it does business with a BCC. The restriction applies only when a federal contract or grant would procure covered biotechnology equipment or services—directly or indirectly—from a designated company. While WuXi is not currently listed as a BCC, earlier BIOSECURE drafts explicitly named it as a BCC. Additionally, on December 18, 2025, the chairmen of multiple

Senate and House committees, including the House Select Committee on China, sent a letter to the Department of Defense recommending that WuXi be added to the Department of Defense’s 1260H list, which would make WuXi a BCC.
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
Foreign CMOs may be subject to U.S. legislation, including the BIOSECURE Act, trade restrictions, and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, in April 2025, the United States government imposed significant tariffs on imports from China and other countries and may impose more restrictions on goods, including biologically derived substances, manufactured in or imported from China or impose other restrictions on companies’ ability to work with Chinese biotech companies. Certain of these tariffs have gone into effect. In February 2026, the United States Supreme Court ruled that the use of the International Emergency Economic Powers Act (“IEEPA”) to impose tariffs was not authorized by Congress, invalidating a significant portion of tariffs that had been in effect since April 2025. While the ruling struck down the IEEPA-based tariffs, it does not prevent the administration from imposing tariffs using other legal authorities, and the administration has indicated its intention to pursue alternative statutory mechanisms to reinstate or impose new tariffs. There remains substantial uncertainty regarding future tariff rates and the countries and products to which such tariffs would apply. To the extent tariffs are applicable to the material we import from China and other countries, our financial condition could be adversely affected.
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
We are a clinical stage biotechnology company with a limited operating history, and, as of March 31, 2026, we had 55 full-time employees. We have been and will continue to be highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
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
Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including the ongoing conflict in Iran, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our goods and services. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
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
Broad market and industry factors may negatively affect our operations and the market price of our ordinary shares, including, but not limited to, economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, geopolitical events, or other macroeconomic conditions. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, especially in light of recent comments and executive orders made by the Trump Administration, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), tighter credit, fluctuating interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations, and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers. In 2025, the United States announced reciprocal tariffs on a variety of countries and products. In February 2026, the United States Supreme Court invalidated a significant portion of tariffs that had been in effect since April 2025 based on the International Emergency Economic Powers Act (IEEPA). The ruling has created substantial uncertainty regarding the tariff landscape, including the method and timing of any refunds to previously collected tariffs and any imposition of new or similar tariffs under alternative statutory mechanisms. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified, or suspended. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflicts in Iran and elsewhere in the Middle East and between Russia and Ukraine as well as rising tensions with China have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. For example, trade policies and geopolitical disputes (including as a result of China-Taiwan relations) and other international conflicts can result in tariffs, sanctions, and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where we source our components or raw materials. In addition, tensions between the United States and China have led to a series of tariffs being imposed by the United States on imports from China mainland, as well as other business restrictions. Tariffs increase the costs of the components and raw materials we source. Countries may also adopt other measures, such as controls on imports or exports of goods, technology, or data, that could adversely impact our operations and supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to the Amended and Restated ADC Discovery and Option Agreement, dated April 28, 2025 (the “ADC Paragon Option Agreement”), on March 26, 2026, we granted Parascent Holding LLC (“Parascent”) a warrant to purchase 34,566 of our ordinary shares with an exercise price equal to the fair market value of our underlying shares on the grant date of $13.50 as settlement in full of our remaining obligation to issue warrants to Parascent under the ADC Paragon Option Agreement. This issuance of the warrant was an unregistered offering exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The foregoing did not involve any underwriters, underwriting discounts or commissions or any public offering.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None .
(c) During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f)) adopted or terminated any Rule 10b5-1 trading arrangement and/or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K).
Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report are set forth below.

Exhibit Number	Description	Form	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger and Reorganization, dated as of October 28, 2024, by and among GlycoMimetics, Inc., Gemini Merger Sub Corp., Gemini Merger Sub II, LLC, and Crescent Biopharma, Inc.	8-K	2.1	October 29, 2024
2.2†	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of February 14, 2025	8-K	10.1	February 14, 2025
2.3†	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated as of April 28, 2025, by and among GlycoMimetics, Inc., Gemini Merger Sub Corp., Gemini Merger Sub II, LLC, and Crescent Biopharma, Inc.	8-K	10.1	April 29, 2025
3.1	Memorandum and Articles of Association	8-K	3.4	June 18, 2025
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Shares	8-K	3.6	June 18, 2025
4.1	Form of Pre-funded Warrant	8-K	4.1	June 18, 2025

Exhibit Number	Description	Form	Exhibit	Filing Date

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.
†	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Biopharma, Inc.

Date: April 29, 2026	By:	/s/ Joshua Brumm
Joshua Brumm
Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2026	By:	/s/ Richard Scalzo
Richard Scalzo
Chief Financial Officer
(Principal Financial Officer)