Form 10-Q/A
period 2026-03-31
CRESCENT BIOPHARMA, INC.
filed 2026-06-22
CIK 1253689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q/A
Amendment No. 1
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

Explanatory Note

Crescent Biopharma, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2026 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 5. Other Information” by adding disclosure regarding Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K), which was inadvertently omitted from the Original Filing.

In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Part II, Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the date the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

Part II - Other Information
Item 5. Other Information
(a) None.
(b) None.
(c) Trading Arrangements
On February 25, 2026, each of (i) Joshua Brumm, our Chief Executive Officer and member of the Company’s Board of Directors, (ii) Jonathan McNeill, our Chief Operating Officer and President, (iii) Ellie Im, our Chief Medical Officer, (iv) Jan Pinkas, our Chief Scientific Officer, (v) Richard Scalzo, our Chief Financial Officer, (vi) Ryan Lynch, our Treasurer, Senior Vice President of Finance and Chief Accounting Officer, and (vii) Barbara Bispham Hale, our General Counsel and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) authorizing the pre-arranged sale of ordinary shares in order to satisfy tax withholding obligations of the Company that arise in connection with the vesting of any restricted stock units and/or performance stock units granted to them under the Crescent Biopharma, Inc. 2025 Stock Incentive Plan, the Crescent Biopharma, Inc. 2025 Employment Inducement Incentive Award Plan and the Crescent Biopharma, Inc. 2024 Equity Incentive Plan, as amended, including under any successor plan and the related issuance of ordinary shares (each, a “Sell-to-Cover 10b5-1 Instruction”). The number of ordinary shares to be sold to satisfy the Company’s tax withholding obligations under each Sell-to-Cover 10b5-1 Instruction is not currently determinable. Each person’s Sell-to-Cover 10b5-1 Instruction will remain in effect so long as taxes are required to be paid upon the vesting or settlement of restricted stock units or performance stock units awarded or to be awarded to such person, unless such person’s instruction letter is earlier terminated.
No other director or "officer" (as defined in Rule 16a-1(f)) adopted or terminated any Rule 10b5-1 trading arrangement and/or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) during the three months ended March 31, 2026.

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

Crescent Biopharma, Inc.

Date: June 22, 2026	By:	/s/ Joshua Brumm
Joshua Brumm
Chief Executive Officer
(Principal Executive Officer)

Date: June 22, 2026	By:	/s/ Richard Scalzo
Richard Scalzo
Chief Financial Officer
(Principal Financial Officer)