Form 10-Q
period 2026-06-30
CRESCENT BIOPHARMA, INC.
filed 2026-07-30
CIK 1253689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒
As of July 27, 2026, there were 37,143,940 of the issuer’s ordinary shares outstanding.

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
•our ability to advance clinical development of, and ultimately obtain approval from, the U.S. Food and Drug Administration (“FDA”) and other regulatory agencies in countries outside of the U.S. for our product candidates;
•our research and development plans and ability to identify and bring forward additional product candidates into preclinical and clinical development;
•the rate and degree of market acceptance of our product candidates, including our ability to successfully compete with existing therapies and therapies currently in development, and our expectations regarding the size of the commercial markets for our product candidates;
•our future marketing and sales programs;
•the scope of protection we are able to establish and maintain for intellectual property rights covering product candidates;
•our use of net proceeds from financing activities, including the availability of and our ability to obtain additional financing and to continue as a going concern;
•the effects of existing and future federal, state and foreign regulations and our expectations regarding the impact of macroeconomic conditions and geopolitical conflicts on our business and operations;
•the seeking and execution of joint development, licensing or distribution and collaboration and marketing arrangements with third parties;
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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. The principal risks and uncertainties affecting our business include the following:
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
•Raising additional capital may cause additional dilution to our shareholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
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
•Future sales of shares by existing shareholders, including any shares issuable upon exercise of any pre-funded warrants, could cause our share price to decline.
•Future sales and issuances of equity and debt could result in additional dilution to our shareholders and could cause our share price to decline.

v

Part I. Financial Information
Item 1. Financial Statements
CRESCENT BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$171,593	$213,192
Accounts receivable, net	—	18,000
Prepaid expenses and other current assets	7,413	5,463
Total current assets	179,006	236,655
Property and equipment, net	876	846
Operating lease right-of-use assets	1,271	1,469
Restricted cash	107	107
Other assets	1,498	1,216
Total assets	$182,758	$240,293
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$2,542	$9,997
Accrued expenses and other current liabilities	7,407	16,344
Related party accounts payable and other current liabilities	—	140
Deposit liability	5,000	5,000
Deferred revenue	3,117	4,156
Operating lease liability, current	471	435
Total current liabilities	18,537	36,072
Long term liabilities
Operating lease liability, noncurrent	966	1,209
Total liabilities	19,503	37,281
Commitments and contingencies (Note 13)
Shareholders’ equity:
Non-voting convertible preferred shares, $0.001 par value; 5,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 2,890 Series A designated shares issued and outstanding as of June 30, 2026 and December 31, 2025	4,000	4,000
Ordinary shares, $0.001 par value; 175,000,000 shares authorized as of June 30, 2026 and December 31, 2025, 27,756,044 and 27,556,767 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	28	28
Additional paid-in capital	379,156	370,793
Accumulated deficit	(219,929)	(171,809)
Total shareholders' equity	163,255	203,012
Total liabilities and shareholders’ equity	$182,758	$240,293
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESCENT BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
License agreement revenue	$—	$1,039	$—	$—
Operating expenses
Research and development(1)	19,391	37,294	12,081	22,708
General and administrative(2)	8,743	16,608	8,949	12,547
Total operating expenses	28,134	53,902	21,030	35,255
Other income	1,770	1,770	—	—
Loss from operations	(26,364)	(51,093)	(21,030)	(35,255)
Other income (expense):
Interest income	1,527	2,973	313	502
Interest expense(3)	—	—	(1,073)	(2,185)
Total other income (expense)	1,527	2,973	(760)	(1,683)
Net loss and comprehensive loss	$(24,837)	$(48,120)	$(21,790)	$(36,938)

Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.74)	$(1.44)	$(4.93)	$(14.11)
Net loss per share attributable to Series A non-voting convertible preferred shareholders, basic and diluted	$(743.25)	$(1,442.56)	$(4,930.97)	$(14,104.90)

Weighted-average ordinary shares outstanding used in computing net loss per share to ordinary shareholders, basic and diluted	30,532,234	30,465,395	3,856,925	2,331,339
Weighted-average Series A non-voting convertible preferred shares outstanding used in computing net loss per share to Series A non-voting convertible preferred shareholders, basic and diluted	2,890	2,890	565	286
_________________________
(1)Includes related party amount of $0 and $2,923 for the three and six months ended June 30, 2026 and $6,292 and $15,069 for the three and six months ended June 30, 2025, respectively.
(2)Includes related party amount of $0 and $0 for the three and six months ended June 30, 2026 and $164 and $630 for the three and six months ended June 30, 2025, respectively.
(3)Includes related party amount of $0 and $0 for the three and six months ended June 30, 2026 and $420 and $865 for the three and six months ended June 30, 2025, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESCENT BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
(In thousands, except share amounts)

	Convertible Preferred Stock		Non-Voting Preferred Shares		Ordinary Shares(1)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2024	20,000,000	$4,000	—	$—	1,018,604	$1	$2,387	$(17,867)	$(15,479)
Stock-based compensation expense	—	—	—	—	—	—	466	—	466
Early exercise of stock options	—	—	—	—	811	—	—	—	—
Net loss	—	—	—	—	—	—	—	(15,148)	(15,148)
Balances as of March 31, 2025	20,000,000	$4,000	—	$—	1,019,415	$1	$2,853	$(33,015)	$(30,161)
Repurchase and cancellation of restricted stock awards	—	—	—	—	(127,889)	—	(177)	—	(177)
Exchange of Series Seed convertible preferred stock for Series A designated non-voting convertible preferred shares upon the closing of the reverse recapitalization	(20,000,000)	(4,000)	2,890	4,000	—	—	—	—	4,000
Conversion of convertible notes (including accrued interest) into ordinary shares and pre-funded warrants upon the closing of the reverse recapitalization	—	—	—	—	1,850,790	2	40,513	—	40,515
Issuance of ordinary shares and pre-funded warrants in the Pre-Closing financing	—	—	—	—	10,504,926	11	159,464	—	159,475
Issuance costs of Pre-closing financing and reverse recapitalization	—	—	—	—	—	—	(17,201)	—	(17,201)
Issuance of ordinary shares to former shareholders of GLYC in connection with the closing of the reverse recapitalization	—	—	—	—	645,274	—	525	—	525
Share-based compensation	—	—	—	—	—	—	4,068	—	4,068
Net loss	—	—	—	—	—	—	—	(21,790)	(21,790)
Balances as of June 30, 2025	—	$—	2,890	$4,000	13,892,516	$14	$190,045	$(54,805)	$139,254

	Convertible Preferred Stock		Non-Voting Preferred Shares		Ordinary Shares(1)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2025	—	$—	2,890	$4,000	27,556,767	$28	$370,793	$(171,809)	$203,012
Issuance of Parascent warrants	—	—	—	—	—	—	423	—	423
Release of restricted stock units	—	—	—	—	15,168	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	—	—	3,690	—	3,690
Net loss	—	—	—	—	—	—	—	(23,283)	(23,283)
Balances as of March 31, 2026	—	$—	2,890	$4,000	27,571,935	$28	$374,911	$(195,092)	$183,847
Release of restricted stock units	—	—	—	—	158,937	—	—	—	—
Issuance of ordinary shares under employee stock purchase plan	—	—	—	—	25,172	—	280	—	280
Stock-based compensation expense	—	—	—	—	—	—	3,965	—	3,965
Net loss	—	—	—	—	—	—	—	(24,837)	(24,837)
Balances as of June 30, 2026	—	$—	2,890	$4,000	27,756,044	$28	$379,156	$(219,929)	$163,255
_________________________
(1)Includes 168,215 restricted stock awards outstanding as of June 30, 2025 and June 30, 2026.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESCENT BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash flows from operating activities:
Net loss	$(48,120)	$(36,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense(1)	8,078	6,569
Gain on sale of assets	(1,770)	—
Depreciation expense	130	2
Non-cash interest expense(2)	—	2,185
Non-cash lease expense	198	23
Changes in operating assets and liabilities:
Accounts payable	(816)	(431)
Accrued expenses and other current liabilities	(482)	4,417
Related party accounts payable and other current liabilities	(140)	(2,038)
Deferred revenue	(1,039)	—
Operating lease liability	(207)	14
Accounts receivable	18,000	—
Prepaid expenses and other current assets	(1,950)	(1,134)
Other assets	(282)	78
Net cash used in operating activities	(28,400)	(27,253)
Cash flows from investing activities:
Purchase of research and development license	(8,000)	—
Proceeds received from sale of assets	1,770	—
Purchases of property and equipment	(160)	(140)
Net cash used in investing activities	(6,390)	(140)
Cash flows from financing activities:
Proceeds from the Pre-Closing Financing, net	—	144,281
Cash acquired in connection with the reverse recapitalization	—	1,269
Proceeds from early exercise of options	—	5
Repurchase of equity awards	—	(177)
Payment of deferred offering costs	(7,089)	—
Proceeds from issuance of shares under employee stock purchase plan	280	—
Net cash (used in) provided by financing activities	(6,809)	145,378
Net (decrease) increase in cash, cash equivalents, and restricted cash	(41,599)	117,985
Cash, cash equivalents, and restricted cash at beginning of period	213,299	34,766
Cash, cash equivalents, and restricted cash at end of period	$171,700	$152,751

Supplemental disclosure of non-cash operating and financing activities:
Vesting of early exercised stock options	$5	$—
Deferred financing costs included in accounts payable and accrued expenses and other current liabilities	$282	$1,274
Operating lease liability arising from obtaining operating right-of-use asset	$—	$1,630
Assets acquired in connection with the reverse recapitalization	$—	$1,710
Other liabilities assumed in connection with the reverse recapitalization	$—	$(2,454)
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$—	$55
Convertible note principal and non-cash accrued interest converted to ordinary shares	$—	$40,515
Non-cash exchange of Pre-Merger Crescent Series Seed Preferred Stock for Series A Non-Voting Convertible Preferred Shares	$—	$4,000
_________________________
(1)Includes related party amount of $423 and $2,035, for the six months ended June 30, 2026 and June 30, 2025, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

(2)Includes related party amount of $0 and $865 for the six months ended June 30, 2026 and June 30, 2025, respectively.
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
These condensed consolidated financial statements reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2026, its results of operations for the three and six months ended June 30, 2026 and 2025, and its cash flows for the six months ended June 30, 2026 and 2025. The condensed balance sheet as of December 31, 2025, included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. The condensed consolidated financial statements and accompanying notes are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and therefore do not include all information and disclosures normally included in the annual financial statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results expected for the full fiscal year or any subsequent interim period. The condensed consolidated financial statements include the financial statements of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reverse Recapitalization, Pre-Closing Financing, and Reverse Stock Split
On June 13, 2025, the Company consummated the closing (the “Closing”) pursuant to that certain Agreement and Plan of Merger and Reorganization, dated as of October 28, 2024, which agreement was subsequently amended on February 14, 2025 and April 28, 2025 (as amended, the “Merger Agreement”). Immediately prior to the consummation of the Merger, GlycoMimetics effected a 1-for-100 reverse stock split of GlycoMimetics common stock, which became legally effective on June 13, 2025 (the “Reverse Stock Split”). The Company’s common stock commenced trading on a post-Reverse Stock Split, post-Merger basis at the open of trading on June 16, 2025. All references to common stock, options to purchase common stock, outstanding common stock warrants, common stock share data, per share data, and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented, unless otherwise specifically indicated or the context otherwise requires.
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
The Company has incurred significant operating losses and negative cash flows from operations since inception. During the three and six months ended June 30, 2026, the Company incurred a net loss of $24.8 million and $48.1 million.

During the six months ended June 30, 2026, the Company used net cash of $28.4 million for its operating activities. The Company has an accumulated deficit of $219.9 million at June 30, 2026.
As of June 30, 2026, the Company had cash and cash equivalents of $171.6 million. The Company’s management expects that the existing cash, together with the proceeds from the underwritten offering in July of 2026 (see Note 18), will be sufficient to fund the Company’s operating plans for at least twelve months from the date these condensed consolidated financial statements were issued. The Company expects that its research and development and general and administrative costs will continue to increase significantly, including in connection with conducting future preclinical activities and clinical trials and manufacturing for its existing product candidates and any future product candidates to support commercialization and providing general and administrative support for its operations, including the costs associated with operating as a public company. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company may be required to significantly curtail, delay, or discontinue one or more of its research or development programs or the commercialization of any product candidate, or be unable to expand its operations, or otherwise capitalize on the Company’s business opportunities, as desired, which could materially harm the Company’s business, financial condition, and results of operations.
2. Basis of Presentation and Summary of Significant Accounting Policies
Significant accounting policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC and have not materially changed during the six months ended June 30, 2026.
Use of Estimates
The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected within these financial statements include but are not limited to research and development expenses and any applicable prepaid or accrued costs and the valuation of share-based compensation awards and related expenses. The Company bases its estimates on known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts, and experience. Actual results may differ materially from those estimates or assumptions.
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
The Company accrues for expenses resulting from obligations under its discovery and option agreements (the “Option Agreements”) by and among the Company, Paragon and Parascent Holding LLC (“Parascent”), and agreements with CROs, CMOs, and other vendors for which payment flows may not match the periods over which materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with Paragon, CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. The Company makes significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to Paragon, a CRO, CMO, or other outside service provider, the payments will be recorded as a prepaid asset which will be expensed as the contracted services are performed. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations. As of June 30, 2026, the Company has not experienced any material deviations between accrued and actual research and development expenses.
Commitments and Contingencies
The Company may be subject to contingent liabilities, such as legal proceedings and claims, that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability on the condensed consolidated balance sheet. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of reasonably possible losses. As of June 30, 2026, no liabilities were recorded for loss contingencies (see Note 13).
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). The amendments in ASU 2025-11 clarify interim disclosure requirements. ASU 2025-11 is effective for the Company’s annual reporting period beginning after December 15, 2027 and interim reporting periods beginning after December 15, 2028, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements.
3. Fair Value of Financial Instruments
The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets carried at fair value categorized using the lowest level of input applicable to each financial instrument as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$156,272	$—	$—	$156,272
Total Assets	$156,272	$—	$—	$156,272

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$124,522	$—	$—	$124,522
Total Assets	$124,522	$—	$—	$124,522
Cash equivalents consist of money market funds, which were valued by the Company based on quoted market prices, which represents a Level 1 measurement within the fair value hierarchy. The Company did not hold any financial liabilities carried at fair value as of June 30, 2026 and December 31, 2025.
The Company re-measures the warrant liability (as discussed in Note 9) each reporting period and records changes in the fair value through research and development expenses on the Company’s consolidated statements of operations. The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) for the warrant liability during the three and six months ended June 30, 2026 and June 30, 2025:

Description	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Beginning balance	$—	$—	$824	$61
Change in fair value	—	423	1,272	2,035
Issuance of warrant	—	(423)	—	—
Ending balance	$—	$—	$2,096	$2,096
4. Restricted Cash
Restricted cash as of June 30, 2026 and June 30, 2025 was held as collateral for a stand-by letter of credit issued by the Company to its Sublandlord (as defined in Note 12) in connection with the current lease for its principal facilities located at 300 Fifth Avenue, Waltham, Massachusetts. For additional information regarding the Company’s lease, refer to Note 12. Cash, cash equivalents, and restricted cash consisted of the following as of June 30, 2026 and June 30, 2025 (in thousands):

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$171,593	$152,645
Restricted cash	107	106
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$171,700	$152,751

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid research and development services	$5,242	$4,185
Other prepaid expenses and other current assets	2,171	1,278
Total prepaid expenses and other current assets	$7,413	$5,463

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued withholding taxes	$—	$8,000
Accrued research and development	3,073	2,424
Accrued professional and consulting	965	799
Accrued employee compensation and benefits	3,369	5,121
Total accrued expenses and other current liabilities	$7,407	$16,344

7. Convertible Notes Payable
In October 2024, the Company entered into a Convertible Note Purchase Agreement (the “Note Purchase Agreement”) with a series of investors, pursuant to which the Company issued convertible notes with an initial principal amount of $37.5 million (of which $15.0 million was from a related party) (the “Convertible Notes”). The principal amount and all accrued interest of the Convertible Notes would automatically convert into the Pre-Merger Crescent’s common stock or preferred stock in connection with the closing of a Next Equity Financing (as defined in the Note Purchase Agreement) or other events (e.g., a sale of substantially all Company assets, a merger, etc.). The Convertible Notes accrued interest at a rate of 12.0% per annum, compounded annually. All unpaid interest and principal was scheduled to mature on December 31, 2026 (the “Maturity Date”). Prepayment was not permitted without the prior written consent of the majority of the holders of the Convertible Notes. The principal payment along with the accrued interest on each Convertible Note was due in full on the Maturity Date. Pursuant to the Note Purchase Agreement, the Company had the right to sell and issue additional Convertible Notes up to an aggregate principal amount equal to $37.5 million, in addition to the $37.5 million of initial principal amount of the Convertible Notes for a total aggregate principal amount of up to $75.0 million.
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
The Company paid debt issuance costs of less than $0.1 million in relation to the Convertible Notes. The debt issuance costs were reflected as a reduction of the carrying value of Convertible Notes on the condensed consolidated balance sheet and were amortized as interest expense over the term of the Convertible Notes using the effective interest method. For the three and six months ended June 30, 2025, the Company recognized interest expense related to the Convertible Notes of $1.1 million and $2.2 million, respectively, which includes non-cash interest expense related to the amortization of debt issuance. No interest expense was recognized for the three and six months ended June 30, 2026 due to the conversion of the Convertible Notes immediately prior to the closing of the Merger.
Immediately prior to the closing of the Merger, the Convertible Notes were converted into 12,808,261 shares of Pre-Merger Crescent common stock and pre-funded warrants to purchase 8,392,303 shares of Pre-Merger Crescent common stock based on the aggregate principal amount of $37.5 million plus $3.0 million in unpaid accrued interest divided by the conversion price in connection with the Pre-Closing Financing. At the closing of the Merger, the Pre-Merger Crescent common stock and pre-funded warrants issued in exchange for the Convertible Notes were converted into the right to receive 1,850,790 shares of common stock and pre-funded warrants to purchase 1,212,683 shares of common stock of the Company. In connection with the Redomestication, such shares of common stock and pre-funded warrants were converted to 1,850,790 ordinary shares and pre-funded warrants to purchase 1,212,683 ordinary shares of the Company, respectively. As of June 30, 2026, the Convertible Notes were not outstanding.
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
In December 2025, a certain current investor purchased pre-funded warrants at a purchase price of $13.409 per share allowing for the purchase of 131,434 shares at an exercise price of $0.001 per share.
The pre-funded warrants were recorded as a component of shareholders’ equity within additional paid-in-capital and have no expiration date. As of June 30, 2026, none of the pre-funded warrants have been exercised.
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
As of June 30, 2026 and December 31, 2025, Convertible Preferred Shares consisted of the following (in thousands, except share amounts):

	June 30, 2026
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
(1) Preferred shares designated as Series A
Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Shares (the “Series A Certificate of Designation”), holders of Series A designated Preferred Shares are entitled to receive dividends on shares of Series A designated Preferred Shares equal to, on an as-if-converted-to-Company Ordinary Shares basis, and in the same form as, dividends actually paid on Company ordinary shares. Except as provided in the Series A Certificate of Designation or as otherwise required by law, the Company Series A designated Preferred Shares do not have voting rights. The Company Series A designated Preferred Shares shall rank on parity with the Company ordinary shares as to the distribution of assets upon any liquidation, dissolution, or winding-up of the Company. Each Series A designated Preferred Share is convertible at the option of the holder, at any time, and without the payment of additional consideration by the holder into ordinary shares of the Company. As of June 30, 2026, each outstanding Series A designated Preferred Share was convertible into ordinary shares at a ratio of 1,000:1.
Ordinary Shares
As of June 30, 2026, the Company has the authority to issue a total of 175,000,000 ordinary shares at a par value of $0.001 per share. As of June 30, 2026, 27,756,044 ordinary shares were issued and outstanding, which includes 168,215 ordinary shares in connection with the issuance of RSAs. Each ordinary share entitles the holder to one vote, together with the holders of Convertible Preferred Shares, on all matters submitted to the shareholders for a vote. The holders of ordinary shares are entitled to receive dividends, if any, as declared by the Company’s board of directors (the “Board of Directors” or “Board”), subject to the preferential dividend rights of the holders of Convertible Preferred Shares.
As of June 30, 2026, there were an aggregate of 15,960,823 ordinary shares reserved for issuance (i) for the conversion of Series A designated Preferred Shares into ordinary shares, (ii) for the exercise of outstanding and issued options for ordinary shares, (iii) for shares available for future grants, (iv) for settlement of outstanding RSUs for ordinary shares, (v) for the exercise of the pre-funded warrants, and (vi) for the exercise of the Parascent warrants.

9. Share-Based Compensation
2024 Equity Incentive Plan
The Crescent Biopharma, Inc. 2024 Equity Incentive Plan (“2024 Plan”) was adopted by the board of directors of Pre-Merger Crescent on September 19, 2024. The 2024 Plan provided for Pre-Merger Crescent to grant stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, officers, directors, consultants, and advisors. Equity Incentive Stock options granted under the 2024 Plan generally vest over four years, subject to the participant’s continued service, and expire after ten years, although stock options have been granted with vesting terms less than four years. As of June 30, 2026, there are no ordinary shares available for issuance under the 2024 Plan.
2025 Stock Incentive Plan
The Crescent Biopharma, Inc. 2025 Stock Incentive Plan (as amended from time to time, the “2025 Stock Plan”) was approved by the board of directors of GlycoMimetics on May 11, 2025, and by GlycoMimetics stockholders on June 5, 2025, and effective as of the Redomestication, the Board of Directors approved an amendment and restatement of the 2025 Stock Plan to reflect the conversion of Company common stock into Company ordinary shares in connection with the Redomestication. The 2025 Stock Plan allows for the grant of stock options, stock appreciation rights, RSAs, RSUs, other shareholder-based awards and incentive bonuses. The 2025 Stock Plan is administered by the Compensation Committee of the Board (the “Compensation Committee”) or another committee designated by the Board to administer the Plan. The initial share pool under the 2025 Stock Plan was 2,345,962 ordinary shares, and as of June 30, 2026, there are 1,775,895 shares available in the pool. The shares that may be issued under the 2025 Stock Plan are automatically increased on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to 5% of the diluted shares (including ordinary shares, preferred shares and unexercised pre-funded warrants) on the preceding December 31, unless a lower, or no, increase is determined by the Compensation Committee. On January 1, 2026, 1,667,266 shares were added to the issuable shares under the 2025 Stock Plan. Current or prospective employees, officers, non-employee directors, and other independent service providers of the Company and its subsidiaries are eligible to participate in the 2025 Stock Plan.
2025 Employment Inducement Incentive Award Plan
The Crescent Biopharma, Inc. 2025 Employment Inducement Incentive Award Plan (as amended from time to time, the “2025 Inducement Plan”) was approved by the board of directors of Crescent Biopharma, Inc. on October 30, 2025. The 2025 Inducement Plan allows for the grant of stock options, stock appreciation rights, RSAs, RSUs, other shareholder-based awards and incentive bonuses. The 2025 Inducement Plan is administered by the Compensation Committee or another committee designated by the Board to administer the Plan. The initial share pool under the 2025 Inducement Plan was 1,250,000 ordinary shares, and as of June 30, 2026, there are 289,449 shares available for future awards under the 2025 Inducement Plan.
2025 Employee Stock Purchase Plan
The Crescent Biopharma, Inc. 2025 Employee Stock Purchase Plan (as amended from time to time, the “ESPP”) was approved by the board of directors of GlycoMimetics on May 11, 2025, and by GlycoMimetics stockholders on June 5, 2025, and effective as of the Redomestication, Board of Directors approved an amendment and restatement of the ESPP to reflect the conversion of Company common stock into Company ordinary shares in connection with the Redomestication. The shares that may be issued under the ESPP are automatically increased on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to 1% of the diluted shares (including ordinary shares, preferred shares and unexercised pre-funded warrants) on the preceding December 31, unless a lower, or no, increase is determined by the Compensation Committee. On January 1, 2026, 333,453 shares were added to the issuable shares under the ESPP. As of June 30, 2026, 25,172 shares have been issued out of the ESPP and 503,778 shares remain reserved for issuance.

Stock Option Valuation
The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards during the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Expected term (in years)	6.0	6.1
Expected volatility	108.1%	97.3%
Risk-free interest rate	4.0%	4.1%
Dividend yield	0.0%	0.0%
Stock Options
The following table summarizes the stock option activity during the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding balance as of December 31, 2025	6,186,318	$10.00	9.5	$14,715
Granted	525,389	15.13
Exercised	—	—
Forfeited or expired	(107,029)	12.53
Outstanding balance as of June 30, 2026	6,604,678	$10.37	9.0	$50,637
Vested and expected to vest as of June 30, 2026	6,604,678	$10.37	9.0	$50,637
Exercisable as of June 30, 2026	1,555,780	$8.51	8.8	$14,769
The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2026 and June 30, 2025 was $12.64 and $6.51, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s ordinary shares for those stock options that had an exercise price lower than the fair value of the Company’s ordinary shares.
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
The following table summarizes the RSU activity during the six months ended June 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	741,454	$9.04
Granted	—	—
Vested	(174,105)	7.66
Forfeited	(6,179)	13.21
Unvested balance as of June 30, 2026	561,170	$9.42

No RSUs were granted during the six months ended June 30, 2026. The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2025 was $6.16. The total fair value of shares vested for the six months ended June 30, 2026 was $1.3 million. No shares vested during the six months ended June 30, 2025.
Restricted Stock Awards
The Company’s RSAs generally have service-based vesting conditions over a four-year period, with one quarter of the RSAs vesting on the anniversary of the grant date and the remainder vesting monthly thereafter. All unvested awards are subject to forfeiture in the event the holder’s service with the Company voluntarily or involuntarily terminates.
The following table summarizes the RSA activity during the six months ended June 30, 2026:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	82,129	$2.76
Granted	—	—
Vested	(14,858)	2.77
Forfeited	—	—
Unvested balance as of June 30, 2026	67,271	$2.76
No RSAs were granted during the six months ended June 30, 2026 or June 30, 2025. The total fair value of shares vested for the six months ended June 30, 2026 was less than $0.1 million. No awards vested during the six months ended June 30, 2025.

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
The Parascent warrants were liability-classified and after the initial recognition, the liability was adjusted to fair value using an option-pricing model at the end of each reporting period, with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss. Upon termination, the warrants are equity classified and are no longer subject to remeasurement at fair value.
There were no outstanding liability classified warrants to revalue as of June 30, 2026. The following table summarizes the assumptions used in calculating the fair value of the warrants as of June 30, 2025 :

Expected term (in years)	10.0
Expected volatility	96.8%
Risk-free interest rate	4.2%
Dividend yield	0.0%

Share-Based Compensation Expense
The following table summarizes the classification of the Company’s share-based compensation expense in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
General and administrative	$2,269	$4,410	$3,639	$4,078
Research and development	1,696	3,668	1,701	2,491
Total share-based compensation expense	$3,965	$8,078	$5,340	$6,569
The following table summarizes the total unrecognized compensation cost (in thousands) and weighted average recognition period for the Company’s awards as of June 30, 2026:

	Total Unrecognized Compensation	Weighted Average Recognition Period
Unvested stock options	$42,311	3.1 years
Unvested RSAs	$184	2.2 years
Unvested RSUs	$5,218	3.2 years
The following table summarizes the award types of the Company’s share-based compensation expense in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Stock options	$3,440	$6,621	$3,721	$4,135
RSAs	22	41	182	203
RSUs	411	821	165	196
ESPP	92	172	—	—
Parascent warrant obligation	—	423	1,272	2,035
Total share-based compensation expense	$3,965	$8,078	$5,340	$6,569
10. Income Taxes
There was no income tax provision recorded for the three and six months ended June 30, 2026 and June 30, 2025 and, therefore, the Company’s effective income tax rate was 0.0% for the three and six months ended June 30, 2026 and June 30, 2025. The effective income tax rate for the three and six months ended June 30, 2026 and for the three and six months ended June 30, 2025 differed from the 21% federal statutory rate due primarily to the valuation allowance maintained against the Company’s net deferred tax assets.
11. License Agreements
Paragon Option Agreements
In September 2024, the Company entered into the Antibody Paragon Option Agreement with Paragon and Parascent for CR-001, with the selected targets PD-1 and VEGF (the “Antibody Paragon Option Agreement”). In October 2024, the Company entered into the ADC Paragon Option Agreement with Paragon and Parascent for CR-002, with an undisclosed target (as amended, the “ADC Paragon Option Agreement” and, together with the Antibody Paragon Option Agreement, the “Paragon Option Agreements”). Parascent will not perform any substantive role under the Paragon Option Agreements other than to receive such warrants as discussed in Note 9. Under the Paragon Option Agreements, the Company has the

exclusive option (an “Option”), on a Research Program-by-Research Program basis, to enter into a separate agreement with Paragon consistent with a set of pre-negotiated terms (a “License Agreement”). On March 18, 2025, the Company exercised its option for CR-001 under the Antibody Paragon Option Agreement and entered into the license agreement for CR-001 on April 28, 2025. On September 26, 2025, the Company exercised its option for CR-002 under the ADC Paragon Option Agreement and entered into a license agreement with Paragon on November 5, 2025. The Company will be required to make non-refundable milestone payments to Paragon of up to $22.0 million for CR-001 and up to $46.0 million for CR-002 upon the achievement of certain clinical development and regulatory milestones, as well as tiered royalty payments in the low-to-mid single-digits beginning on the first commercial sale of each developed product. From time to time, the Company can choose to add additional targets by mutual agreement with Paragon.
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
Under the Paragon Option Agreements, the Company is or was also responsible for certain additional development costs incurred by Paragon. The Company expenses the fees incurred under the Paragon Option Agreements as the associated costs are incurred when the underlying services are rendered. Such amounts are classified within research and development expenses and general and administrative expenses in the accompanying condensed consolidated statement of operations and comprehensive loss. The following is a summary of expenses related to the development costs and license fees related to the Paragon Option Agreements recorded within the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Research and development expense	$—	$2,500	$5,019	$13,033
General and administrative expense	—	—	164	480
Total Paragon expenses	$—	$2,500	$5,183	$13,513
There was no balance and $0.1 million related to Paragon included in related party accounts payable and other current liabilities within the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025, respectively.
Additionally, as part of the Paragon Option Agreements, on each of December 31, 2025 and December 31, 2026, the Company has agreed to grant Parascent warrants to purchase an aggregate number of shares equal to 1.00% of its outstanding share capital as of the date of the grant on a fully-diluted basis, with an exercise price equal to the fair market value of the underlying ordinary shares on each respective grant date. The warrants are liability-classified and after the initial recognition, the liability is adjusted to fair value at the end of each reporting period, with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss. In accordance with the terms of the ADC Paragon Option Agreement, the Company issued 402,731 warrants on December 31, 2025. In connection with the ADC Option Agreement Termination, the Company issued 34,566 warrants to Parascent on March 26, 2026 (see Note 9).
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
CR-001 License Agreement
On April 28, 2025, the Company entered into a License Agreement with Paragon for all antibodies discovered, generated, identified, or characterized by Paragon in the course of performing the CR-001 research program directed to PD-1 and VEGF, antibodies created by the Company derived from the licensed antibodies and directed to PD-1 and VEGF, and products that comprise the foregoing (the “CR-001 License Agreement”) consistent with the pre-negotiated terms agreed to upon execution of the Paragon Option Agreements, pursuant to which Paragon granted the Company a royalty-bearing, worldwide, exclusive, and sublicensable license with respect to certain inventions, patent rights, sequence information, and other intellectual property rights related to monospecific antibodies directed at the VEGF and PD-1 targets (the “Licensed Antibody Technology”) to use, make, sell, import, export, and otherwise exploit certain Licensed Antibodies, Derived Antibodies, Products, Multispecific Antibodies, and Multispecific Products in the Field in the Territory. Under the terms of the CR-001 License Agreement, the Company is obligated to pay Paragon up to $22.0 million based on specific development and regulatory milestones, including $2.5 million paid in February 2026 upon the first dosing of a human patient in a Phase 1 trial and a further milestone payment of $3.0 million being due in the future upon the first dosing of a human patient in a Phase 2 trial. Following the execution of the CR-001 License Agreement, the Company is solely responsible for, and has sole authority and control over, all aspects of the development, manufacturing, and commercialization of product candidates under the CR-001 program, including regulatory strategy, communications, filings, and activities (including clinical trials). Paragon also granted the Company a royalty-bearing, worldwide, non-exclusive, sublicensable right and license under the Licensed Antibody Technology to use, make, sell, import, export, or otherwise exploit certain multispecific antibodies and products targeting PD-1 and VEGF. In addition, the following summarizes other key terms of the CR-001 License Agreement:
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
Of the $20.0 million payable upon signing of the agreement, $15.0 million was included in the transaction price. As of June 30, 2026, the Company recorded $5.0 million of the $20.0 million upfront payment on the condensed consolidated balance sheet as a deposit liability related to contingent consideration payable back to Kelun. The amount is returnable to Kelun if they initiate the Combination Study prior to December 31, 2026. In July 2026, Kelun initiated a Combination Study with CR-001 and we anticipate paying the contingent consideration to Kelun during the three months ended September 30, 2026. Of the transaction price of $15.0 million, $4.2 million was allocated to the initial supply performance obligation and $10.8 million was allocated to the license, which was recognized at a point in time during the year ended December 31, 2025.
The transaction price was allocated to the two performance obligations on a relative estimated standalone selling prices utilizing market data. The standalone selling price of the performance obligations were estimated using a market approach that maximized the use of observable inputs.
The Company recognized $0.0 million and $1.0 million of revenue allocated to the provision of the initial supply during the three and six months ended June 30, 2026, respectively, as the Company transferred control of the initial supply. All revenues recognized during the six months ended June 30, 2026 were previously included as a contract liability as of December 31, 2025.
As of June 30, 2026, the Company recorded $3.1 million on the condensed consolidated balance sheet within deferred revenue related to the performance obligation for the remaining initial supply of CR-001, which will be recognized as revenue when control of the initial supply of CR-001 is transferred, which is expected throughout the remainder of 2026.

As of June 30, 2026, the $30.0 million in development and regulatory milestone payments are fully constrained as variable consideration due to the uncertainty associated with the occurrence of the underlying events that would trigger the development and regulatory milestone consideration and therefore are not included in the transaction price of the arrangement. The Company will reassess this conclusion at each subsequent reporting period and will only include amounts associated with development or regulatory milestones in the transaction price when, or if, the variable consideration is determined to be released from constraint.
As of June 30, 2026, the Company has not recognized any royalties under its licensing agreement. Royalties qualify for the sales-and-usage exemption under ASC 606 as (i) royalties are based strictly on the sale-and-usage by the licensee and (ii) a license of intellectual property is the sole or predominant item to which such royalties relate. Based on this exemption, these royalties are earned under the terms of a license agreement in the period the products are sold by the Company’s collaborator and the Company has a present right to payment.
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
The Company did not record any research and development expense for the SKB105 License Agreement for the three and six months ended June 30, 2026. During January 2026, $8.0 million of withholding taxes was remitted to tax authorities on Kelun’s behalf and is included within purchase of research and development license on the consolidated statement of cash flows. A portion of the nonrefundable upfront $80.0 million payment represents costs for SKB105 drug supply that Kelun is obligated to provide to the Company that has not been received as of June 30, 2026, and will be used in future research and development activities. The Company recorded $1.8 million within prepaid expenses and other current assets on its consolidated balance sheet as of June 30, 2026, and will recognize the amounts into research and development expense as the SKB105 drug supply is received from Kelun throughout the remainder of 2026.

As of June 30, 2026, no development milestones had been triggered.
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
As of June 30, 2026, the Company had $1.3 million of operating lease ROU assets, short term lease liabilities of $0.5 million and long term lease liability of $1.0 million on its condensed consolidated balance sheets. As of June 30, 2026, the operating lease arrangement had a remaining lease term of 2.7 years and a discount rate of 10.6%.
As of June 30, 2026, the total remaining operating lease payments included in the measurement of lease liabilities was as follows (in thousands):

Period ended December 31
2026 (remainder of the year)	$297
2027	609
2028	633
2029	107
Total undiscounted lease payments	1,646
Less: imputed interest	(209)
Total present value of operating lease liability	$1,437

13. Commitments and Contingencies
401(k) Plan
The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of management. For the three and six months ended June 30, 2026 and June 30, 2025, the Company has not recorded any expense related to 401(k) Plan match contributions.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations, or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2026.
Legal Proceedings
From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of June 30, 2026, the Company was not a party to any material legal proceedings or claims.
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
14. Net Loss per Share
Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted
Ordinary Shares	$(22,689)	30,532,234	$(0.74)	$(19,004)	3,856,925	$(4.93)
Company Series A Preferred Shares (1)	(2,148)	2,890	$(743.25)	(2,786)	565	$(4,930.97)
Net loss	$(24,837)			$(21,790)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted
Ordinary Shares	$(43,951)	30,465,395	$(1.44)	$(32,904)	2,331,339	$(14.11)
Company Series A Preferred Shares (1)	(4,169)	2,890	$(1,442.56)	(4,034)	286	$(14,104.90)
Net loss	$(48,120)			$(36,938)

(1) The weighted-average number of shares of as-converted Series A Preferred Shares used in the loss allocation was 2,890,000 for the three and six months ended June 30, 2026 and 565,435 and 285,824 for the three and six months ended June 30, 2025, respectively.
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

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Outstanding unvested restricted stock units	561,170	561,170	438,386	438,386
Outstanding unvested restricted stock awards	67,271	67,271	118,864	118,864
Outstanding and issued common stock options	6,604,678	6,604,678	3,748,798	3,748,798
Total	7,233,119	7,233,119	4,306,048	4,306,048
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

The following is a summary of related party accounts payable and other current liabilities (in thousands):

	As of June 30, 2026	As of December 31, 2025
Paragon accrued research and development	$—	$139
Paragon accrued general and administrative	—	1
Total	$—	$140
16. Asset Sale
On April 2, 2026, the Company entered into an asset purchase agreement for its GMI-1687 and GMI-1271 technology, including intellectual property, which had been acquired as part of the reverse merger and was not in active development, for cash consideration of $1.8 million. Additional contingent consideration is included in the asset purchase agreement and is dependent on future development, regulatory, and sales milestones. The Company recorded the cash consideration of $1.8 million as a gain on sale of a nonfinancial asset under ASC 610-20. As there was no recorded value for the assets sold, $1.8 million was recognized as other income during the three and six months ended June 30, 2026 within the condensed consolidated statement of operations and comprehensive loss. The Company has fully constrained the variable consideration as of June 30, 2026.
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
The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
License revenue	$—	$1,039	$—	$—
Less:
CR-001 external research and development costs	6,305	11,384	3,415	9,683
CR-002 external research and development costs	6,111	9,696	3,415	4,480
Discovery external research and development costs(1)	91	112	556	1,424
Personnel costs	11,243	21,888	9,347	12,437
Milestone and license fees(2)	—	2,500	855	1,820
Professional and other fees(3)	4,384	8,322	3,442	5,411
Other expense (income)	(3,297)	(4,743)	760	1,683
Net loss and comprehensive loss	$(24,837)	$(48,120)	$(21,790)	$(36,938)
_________________________
(1)Discovery external research and discovery costs include costs associated with CR-003 and other candidate discovery activities.
(2)Milestone and license fees include a $2.5 million payment to Paragon related to the first dosing of a human patient in a Phase 1 trial for CR-001 per the CR-001 License Agreement.

(3)Professional and other fees includes professional fees, consulting fees, office and facilities expense, and miscellaneous other expense.
For the three and six months ended June 30, 2026, all of the Company’s revenues were earned from a license agreement with a single customer located in China. As of June 30, 2026, all of the Company’s long-lived assets are located in the United States.
18. Subsequent Events
The Company has evaluated events and transactions occurring subsequent to June 30, 2026 through the date at which the financial statements were issued.
On July 1, 2026, the Company entered into an open market sale agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may offer and sell from time to time up to an aggregate of $200.0 million of the Company’s ordinary shares through an “at-the-market” equity offering program (the “ATM Program”). Sales of the Company’s ordinary shares under the ATM Program will be made pursuant to a Registration Statement on Form S-3 as supplemented by a prospectus supplement. The Company has agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of the Company’s ordinary shares sold under the Sales Agreement. To date, the Company has not sold any shares under the ATM Program.
On July 14, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC and TD Securities (USA) LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale of (i) 9,387,896 of the Company’s ordinary shares (the “Shares”), including the exercise in full by the Underwriters of their option to purchase 1,293,103 ordinary shares, at an offering price to the public of $14.50 per share, and (ii) with respect to certain investors, pre-funded warrants to purchase an aggregate of 525,897 ordinary shares at a price of $14.499 per pre-funded warrant (the “Pre-Funded Warrants”), which represents the per share price for the Shares less a nominal $0.001 per share exercise price for each Pre-Funded Warrant. The net proceeds to the Company from this offering, including the full option exercise, was approximately $133.5 million, after deducting underwriting discounts and commissions and other offering expenses.
26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included in Part 1 - Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Quarterly Report”). The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs and words such as “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” “expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “potential,” “plan,” “seek,” or “continue” and variations of such words and any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, and similar expressions are intended to identify forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Part II, Item 1A,“Risk Factors” and elsewhere in this Quarterly Report. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” “Crescent Biopharma, Inc.,” “Crescent,” “GlycoMimetics, Inc.,” “GlycoMimetics,” refers to Crescent Biopharma, Inc. and its consolidated subsidiaries, including Crescent Biopharma Operating Company LLC, taken as a whole.
Overview
We are a clinical-stage biotechnology company focused on delivering the next wave of transformative therapies to bring a brighter future for people living with cancer. We have a bold vision to build the next leading biotechnology oncology company. We are executing across two distinct strategies to build our portfolio to achieve this vision. First, we are developing CR-001 (also known as SKB118), which we refer to as a PD-1 x VEGF bispecific antibody because it is designed to bind both the PD-1 immune checkpoint (“PD-1”) and Vascular Endothelial Growth Factor (“VEGF”), which has potential to replace pembrolizumab, marketed by Merck as Keytruda®, as the foundational immuno-oncology backbone; second, we are building a robust portfolio of potentially best-in-class antibody drug conjugates (“ADCs”). Importantly, as we execute on these two strategies, we intend to combine CR-001 and ADC therapies to create what we believe will be best-in-class synergistic combinations to transform care for multiple types of cancer. In the first quarter of 2026, we initiated a global Phase 1/2 trial of CR-001 (the “ASCEND trial”) and, through our partner Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd. (“Kelun”), a Phase 1/2 trial of CR-003 (also known as SKB105) as a monotherapy in China. Additionally, Kelun recently initiated a Phase 2 clinical study in China of its trophoblast cell-surface antigen 2 (TROP2)-directed ADC sacituzumab tirumotecan (“sac-TMT”) in combination with CR-001 to evaluate the safety, tolerability, and efficacy of patients with non-small cell lung cancer (“NSCLC”), with initial data anticipated in mid-2027 (second or third quarter). We also anticipate initiation of a CR-002 monotherapy clinical trial in the second half of 2026.
We initiated ASCEND, a global Phase 1/2 trial of CR-001 in up to eight solid tumor types in the first quarter of 2026. We believe that, because CR-001 incorporates the functional properties of ivonescimab, early clinical data from ivonescimab can serve as important validation of potential effectiveness and tolerability of both ivonescimab and CR-001, thereby allowing us to move quickly into late-stage development with a level of speed and confidence that would not exist if CR-001 did not incorporate the PD-1 and VEGF binding affinity, potency, and cooperative pharmacology of ivonescimab. In the first quarter of 2027, we anticipate sharing meaningful data on CR-001’s clinical profile, including initial safety, pharmacokinetics (“PK”) and early anti-tumor activity from dose escalation and backfill cohorts in first-line and previously treated patients. A backfill cohort of first-line NSCLC patients is planned as part of this readout. In mid-2027 (second or third quarter), we plan to share initial standard of care chemotherapy combination data.
CR-002 is a PD-L1-directed ADC designed to deliver a topoisomerase toxin to cancer cells that express PD-L1, a cell surface protein that suppresses T-cell activation. PD-L1 expression is elevated in numerous solid tumors compared to normal tissues, making it an attractive ADC target. We intend to initiate a Phase 1/2 trial of CR-002 in the second half of 2026.
In December 2025, we announced a partnership with Kelun, a leading Chinese biotech company with commercially approved ADCs, to acquire exclusive rights to SKB105, an integrin beta-6 (“ITGB6”) directed ADC, outside of mainland China, Hong Kong, Macau, and Taiwan (collectively, “Greater China”). We intend to develop SKB105 as CR-003, a product designation which previously referred to a preclinical ADC asset under the Amended and Restated ADC Discovery and Option Agreement, dated April 28, 2025 (the “ADC Paragon Option Agreement”). ITGB6 is a target with emerging clinical data generated by third party ADCs. We believe that CR-003 has the potential to deliver potent antitumor activity based on its improved potency and half-life in preclinical models. A Phase 1/2 trial of CR-003 was initiated in the first quarter of 2026 in China. We believe that CR-002 and CR-003 have the potential to provide therapeutic benefit both when used as monotherapies and in combination with CR-001.
Since our inception in September 2024, we have devoted substantially all of our resources to raising capital, organizing and staffing the Company, business and scientific planning, conducting discovery and research activities, establishing arrangements with third parties, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the reverse recapitalization and merger with GlycoMimetics, Inc., our Pre-Closing Financing, our Private Placement, and our July 2026 Offering (as defined and further described in “Recent Developments” below).
We have incurred operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. We incurred a net loss of $24.8 million and $48.1 million for the three and six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $219.9 million. For the six months ended June 30, 2026, we have used net cash of $28.4 million for our operating activities.
As of June 30, 2026, we had cash and cash equivalents of $171.6 million. We expect that our existing cash will be sufficient to fund our operating plans for at least twelve months from the date of filing of this Quarterly Report. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure.
Recent Developments
At-The-Market Program
On July 1, 2026, we entered into an open market sale agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which we may offer and sell from time to time up to an aggregate of $200.0 million of our ordinary shares through an “at-the-market” equity offering program (the “ATM Program”). Sales of our ordinary shares under the ATM Program will be made pursuant to a Registration Statement on Form S-3 as supplemented by a prospectus supplement. We have agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of our ordinary shares sold under the Sales Agreement. To date, we have not sold any shares under the ATM Program.
Public Offering
On July 14, 2026, we entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC and TD Securities (USA) LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale of (i) 9,387,896 of our ordinary shares (the “Shares”), including the exercise in full by the Underwriters of their option to purchase 1,293,103 ordinary shares, at an offering price to the public of $14.50 per share, and (ii) with respect to certain investors, pre-funded warrants to purchase an aggregate of 525,897 ordinary shares at a price of $14.499 per pre-funded warrant (the “Pre-Funded Warrants”), which represents the per share price for the Shares less a nominal $0.001 per share exercise price for each Pre-Funded Warrant (the “July 2026 Offering”). The net proceeds to us from this offering, including the full option exercise, was approximately $133.5 million, after deducting underwriting discounts and commissions and other offering expenses.

Impact of General Economic Risk Factors on Crescent’s Operations
Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including increases in inflation, fluctuating interest rates, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), including as a result of bank failures, geopolitical factors, including the ongoing conflicts in Iran and elsewhere in the Middle East and between Russia and Ukraine and the responses thereto, and supply chain disruptions. While we are closely monitoring the impact of the current macroeconomic and geopolitical conditions on all aspects of our business, including the impacts on participants in any future clinical trials, our employees, suppliers, vendors, and business partners and our future access to capital, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside our control and could exist for an extended period of time. We will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see Part II, Item 1A, “Risk Factors.”
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
We expense research and development costs as incurred. Research and development expenses recorded in connection with services provided by Paragon under (i) the Antibody Discovery and Option Agreement, dated September 19, 2024 (the “Antibody Paragon Option Agreement”) and the ADC Paragon Option Agreement (together with the Antibody Paragon Option Agreement, the “Paragon Option Agreements”), and (ii) the CR-001 License Agreement with Paragon, dated April 28, 2025, as amended on December 2, 2025, and CR-002 License Agreement with Paragon, dated November 5, 2025, in our condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2026, was nil and $2.5 million, respectively, and $5.0 million and $13.0 million for the three and six month ended June 30, 2025, respectively.
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
Other Income (Expense)
Other income (expense) includes interest income of $1.5 million and $3.0 million, and $0.3 million and $0.5 million earned for the three and six months ended June 30, 2026 and June 30, 2025, respectively, relating to our money market account. Other income (expense) includes $1.8 million and $1.8 million, and nil and nil of other income related to the sale of legacy GlycoMimetics intellectual property assets for the three and six months ended June 30, 2026 and June 30, 2025, respectively. Also included in other income (expense) is nil and nil, and $1.1 million and $2.2 million, of interest expense incurred for the three and six months ended June 30, 2026 and June 30, 2025, respectively, relating to our previously outstanding convertible notes with an initial principal amount of $37.5 million (“Convertible Notes”) issued to various investors in October 2024, which converted to common stock (now, ordinary shares) and pre-funded warrants upon the close of the Merger.
Income Taxes
No provision for income taxes was recorded for the three and six months ended June 30, 2026 and June 30, 2025. We recorded a full valuation allowance against our net deferred tax assets as of the balance sheet date, as we believe it is not more likely than not that the benefit will be realized due to our cumulative losses generated to date and expectation of future losses.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business tax provisions. We have evaluated the OBBBA provisions and estimated their impact on the consolidated financial statements to be immaterial. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

Results of Operations for the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
The following table summarizes our condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change
License agreement revenue	$—	$—	$—
Operating expenses
Research and development(1)	19,391	12,081	7,310
General and administrative(2)	8,743	8,949	(206)
Total operating expenses	28,134	21,030	7,104
Other income	1,770	—	1,770
Loss from operations	(26,364)	(21,030)	(5,334)
Other income (expense):
Interest income	1,527	313	1,214
Interest expense(3)	—	(1,073)	1,073
Total other income (expense)	1,527	(760)	2,287
Net loss and comprehensive loss	$(24,837)	$(21,790)	$(3,047)
_________________________
(1)Includes related party amount of $0 and $6,292 for the three months ended June 30, 2026 and June 30, 2025, respectively.
(2)Includes related party amount of $0 and $164 for the three months ended June 30, 2026 and June 30, 2025, respectively.
(3)Includes related party amount of $0 and $420 for the three months ended June 30, 2026 and June 30, 2025, respectively.

License Agreement Revenue
There was no revenue recognized during the three months ended June 30, 2026 and June 30, 2025.
Research and Development Expenses
The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change
External research and development costs:
CR-001(1)	$6,305	$3,880	$2,425
CR-002(2)	6,111	3,610	2,501
CR-003	91	—	91
Other external research and discovery(3)	—	751	(751)
Other research and development costs:
Personnel-related (including share-based compensation)(4)	6,298	3,714	2,584
Office, facilities, and software	397	81	316
Professional and consulting fees	189	45	144
Total research and development expenses	$19,391	$12,081	$7,310
_________________________
(1)Includes related party amount of $0 and $657 for the three months ended June 30, 2026 and June 30, 2025, respectively.
(2)Includes related party amount of $0 and $3,610 for the three months ended June 30, 2026 and June 30, 2025, respectively.
(3)Includes related party amount of $0 and $751 for the three months ended June 30, 2026 and June 30, 2025, respectively. Former CR-003 activities previously presented under CR-003.
(4)Includes related party amount of $0 and $1,273 for the three months ended June 30, 2026 and June 30, 2025, respectively.
Research and development expenses increased by $7.3 million during the three months ended June 30, 2026 compared to the same period in the prior year as we develop our pipeline and continue to hire resources to support our ongoing and future research and development.
External research and development expenses, including CROs, CMOs, and other third-party preclinical studies and clinical trials expenses, increased by $4.3 million, from $8.2 million for the three months ended June 30, 2025 to $12.5 million during the three months June 30, 2026. The increase is primarily related to an increase in CMO development and manufacturing expenses and an increase in our CRO expenses related to ongoing clinical trials and toxicology studies, offset by a decrease in research and development expenses incurred by Paragon subsequent to the termination of the ADC Paragon Option Agreement.
Personnel-related expenses increased by $2.6 million during the three months ended June 30, 2026 compared to the same period in the prior year as we continue to hire employees to support ongoing and future research and development.

There were no significant changes in share-based compensation during the three months ended June 30, 2026 compared to the same period in the prior year.
For the three months ended June 30, 2026 compared to the same period in the prior year, office, facilities, and software expense increased by $0.3 million and professional and consulting fees increased by $0.1 million, both as a result of continuing support of our pipeline, as well as the commencement of our leased Waltham office beginning in May 2025.
General and Administrative Expenses
The following table summarizes our total general and administrative expenses for the periods presented (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change
Personnel-related (including share-based compensation)	$4,946	$5,633	$(687)
Professional and consulting fees	2,171	2,559	(388)
Office, facilities, and software	1,265	572	693
Legal fees related to our intellectual property(1)	361	185	176
Total general and administrative expenses	$8,743	$8,949	$(206)
_________________________
(1)Includes related party amount of $0 and $164 for the three months ended June 30, 2026 and June 30, 2025, respectively.
General and administrative expenses decreased by $0.2 million during the three months ended June 30, 2026 compared to the same period in the prior year. Personnel-related expenses decreased by $0.7 million during the three months ended June 30, 2026 compared to the same period in the prior year, primarily as a result of a decrease in share based compensation by $1.4 million during three months ended June 30, 2026 compared to the same period in the prior year due to award forfeitures during the prior year. The decrease in share based compensation was offset by an increases in other compensation costs during three months ended June 30, 2026 compared to the same period in the prior year by $0.7 million due to our continued hiring of executives and administrative employees.
Professional and consulting fees decreased by $0.4 million during the three months ended June 30, 2026 compared to the same period in the prior year due to our continued hiring of workforce employees and an accordingly lower reliance on external consultants. Office, facilities, and software increased by $0.7 million, primarily as a result of the commencement of our leased Waltham office beginning in May 2025.
Interest Income
The following table summarizes our interest income for the periods presented (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change
Interest income	$1,527	$313	$1,214
Interest income increased by $1.2 million during the three months ended June 30, 2026 compared to the same period in the prior year due to sustained increased levels of cash and cash equivalents during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Other Income
The following table summarizes our other income for the periods presented (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change
Other income	$1,770	$—	$1,770
Other income increased by $1.8 million during the three months ended June 30, 2026 compared to the same period in the prior year due to the sale of the legacy GlycoMimetics intellectual property assets in the current year.
Interest Expense
The following table summarizes our interest expense for the periods presented (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change
Interest expense	$—	$(1,073)	$1,073
Interest expense for the three months ended June 30, 2025 related to our previously outstanding Convertible Notes with an initial principal amount of $37.5 million issued to various investors in October 2024, which converted to common stock (now, ordinary shares) and pre-funded warrants upon the close of the Merger. No further interest expense is expected following the conversion of the Convertible Notes.

Results of Operations for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
The following table summarizes our condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change
License agreement revenue	$1,039	$—	$1,039
Operating expenses
Research and development(1)	37,294	22,708	14,586
General and administrative(2)	16,608	12,547	4,061
Total operating expenses	53,902	35,255	18,647
Other income	1,770	—	1,770
Loss from operations	(51,093)	(35,255)	(15,838)
Other income (expense):
Interest income	2,973	502	2,471
Interest expense(3)	—	(2,185)	2,185
Total other income (expense)	2,973	(1,683)	4,656
Net loss and comprehensive loss	$(48,120)	$(36,938)	$(11,182)
_________________________
(1)Includes related party amount of $2,923 and $15,069 for the six months ended June 30, 2026 and June 30, 2025, respectively.
(2)Includes related party amount of $0 and $630 for the six months ended June 30, 2026 and June 30, 2025, respectively.
(3)Includes related party amount of $0 and $865 for the six months ended June 30, 2026 and June 30, 2025, respectively.

License Agreement Revenue
The following table summarizes our license revenue generated for the periods presented (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change
License agreement revenue	$1,039	$—	$1,039
Revenue of $1.0 million for the six months ended June 30, 2026 consisted of amounts earned for the transfer of a portion of the initial supply of CR-001 to Kelun.
Research and Development Expenses
The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change
External research and development costs:
CR-001(1)	$13,884	$10,613	$3,271
CR-002(2)	9,696	4,980	4,716
CR-003	112	—	112
Other external research and discovery(3)	—	1,814	(1,814)
Other research and development costs:
Personnel-related (including share-based compensation)(4)	12,463	5,145	7,318
Office, facilities, and software	820	103	717
Professional and consulting fees	319	53	266
Total research and development expenses	$37,294	$22,708	$14,586
_________________________
(1)Includes related party amount of $2,500 and $6,239 for the six months ended June 30, 2026 and June 30, 2025, respectively.
(2)Includes related party amount of $0 and $4,980 for the six months ended June 30, 2026 and June 30, 2025, respectively.
(3)Includes related party amount of $0 and $1,814 for the six months ended June 30, 2026 and June 30, 2025, respectively.
(4)Includes related party amount of $423 and $2,035 for the six months ended June 30, 2026 and June 30, 2025, respectively.
Research and development expenses increased by $14.6 million during the six months ended June 30, 2026 compared to the same period in the prior year as we develop our pipeline and continue to hire resources to support our ongoing and future research and development.
External research and development expenses, including CROs, CMOs, and other third-party preclinical studies and clinical trials expenses, increased by $6.3 million, from $17.4 million for the six months ended June 30, 2025 to $23.7 million during the six months June 30, 2026. The increase is primarily related to an increase in CMO development and manufacturing expenses and an increase in our CRO expenses related to ongoing clinical trials and toxicology studies, offset by a decrease in research and development expenses incurred by Paragon subsequent to the termination of the ADC Paragon Option Agreement.
Personnel-related expenses increased by $7.3 million during the six months ended June 30, 2026 compared to the same period in the prior year as we continue to hire employees to support ongoing and future research and development. Share-

based compensation increased by $1.2 million during the six months ended June 30, 2026 compared to the same period in the prior year, primarily as a result of increases in employee awards and partially offset by a decrease in expense related to the Parascent warrants.
For the six months ended June 30, 2026 compared to the same period in the prior year, office, facilities, and software expense increased by $0.7 million and professional and consulting fees increased by $0.3 million, both as a result of continuing support of our pipeline, as well as the commencement of our leased Waltham office beginning in May 2025.
General and Administrative Expenses
The following table summarizes our total general and administrative expenses for the period presented (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change
Personnel-related (including stock-based compensation)(1)	$9,424	$7,292	$2,132
Professional and consulting fees(2)	4,106	4,167	(61)
Office, facilities, and software	2,337	774	1,563
Legal fees related to our intellectual property(3)	741	314	427
Total general and administrative expenses	$16,608	$12,547	$4,061
_________________________
(1)Includes related party amount of $0 and $213 for the six months ended June 30, 2026 and June 30, 2025, respectively.
(2)Includes related party amount of $0 and $150 for the six months ended June 30, 2026 and June 30, 2025, respectively.
(3)Includes related party amount of $0 and $267 for the six months ended June 30, 2026 and June 30, 2025, respectively.
General and administrative expenses increased by $4.1 million during the six months ended June 30, 2026 compared to the same period in the prior year. Personnel-related expenses increased by $2.1 million during the six months ended June 30, 2026 compared to the same period in the prior year. Increases in personnel-related expenses were primarily the result of our continued hiring of executives and administrative employees, resulting in increases to both share-based compensation and other compensation costs during six months ended June 30, 2026 compared to the same period in the prior year by $0.3 million and $1.8 million, respectively.
Professional and consulting fees decreased by $0.1 million during the six months ended June 30, 2026 compared to the same period in the prior year due to our continued hiring of workforce employees and an accordingly lower reliance on external consultants. Office, facilities, and software increased by $1.6 million, primarily as a result of the commencement of our leased Waltham office beginning in May 2025 and insurance costs related to operating as a public company.
Interest Income
The following table summarizes our interest income for the periods presented (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change
Interest income	$2,973	$502	$2,471
Interest income increased by $2.5 million during the six months ended June 30, 2026 compared to the same period in the prior year due to sustained increased levels of cash and cash equivalents during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Other Income
The following table summarizes our other income for the periods presented (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change
Other income	$1,770	$—	$1,770
Other income increased by $1.8 million during the six months ended June 30, 2026 compared to the same period in the prior year due to the sale of the legacy GlycoMimetics intellectual property assets in the current year.
Interest Expense
The following table summarizes our interest expense for the periods presented (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change
Interest expense	$—	$(2,185)	$2,185
Interest expense for the six months ended June 30, 2025 related to our previously outstanding Convertible Notes with an initial principal amount of $37.5 million issued to various investors in October 2024, which converted to common stock (now, ordinary shares) and pre-funded warrants upon the close of the Merger. No further interest expense is expected following the conversion of the Convertible Notes.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the preclinical development of our programs and commence clinical development of CR-001, CR-002, and CR-003. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the issuance of Series Seed convertible preferred shares, ordinary shares, and pre-funded warrants, and the sale of our Convertible Notes. In September 2024, we issued and sold 20,000,000 shares of Series Seed Preferred Stock to Fairmount, through an affiliate fund, at a purchase price of $0.20 per share, for total gross proceeds of $4.0 million, which qualified as a related party transaction. In October 2024, we received $37.5 million in net proceeds from the issuance of our Convertible Notes to several investors, of which Fairmount, through an affiliate fund, held a convertible note with an initial principal amount of $15.0 million, which qualified as a related party transaction. In June 2025, we raised approximately $142.3 million in net proceeds from the Pre-Closing Financing, excluding the previously received proceeds from the Convertible Notes, and received $1.3 million in cash from GlycoMimetics upon consummation of the Merger. In December 2025, we raised approximately $171.9 million in net proceeds from the Private Placement. As of June 30, 2026, we had cash and cash equivalents of $171.6 million. Additionally, we raised approximately $133.5 million in net proceeds from the July 2026 Offering.
Our primary use of cash is to fund the development of our product candidates and advance our pipeline. This includes both the research and development costs and the general and administrative expenses required to support those operations. Because we are a clinical-stage biotechnology company, we have incurred significant operating losses since our inception and we anticipate such losses to increase as we continue to pursue clinical development of our product candidates, prepare for the potential commercialization of our product candidates, and expand our development efforts in our pipeline of nonclinical candidates. We expect that our existing cash will be sufficient to fund our operating plans for at least twelve months from the date of this Quarterly Report. We will need to secure additional financing in the future to fund additional research and development and before a commercial drug can be produced, marketed, and sold. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on our company and our operations.

Cash Flows
The following table summarizes our cash flows for the period presented (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net cash used in operating activities	$(28,400)	$(27,253)
Net cash used in investing activities	(6,390)	(140)
Net cash (used in) provided by financing activities	(6,809)	145,378
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(41,599)	$117,985
Net Cash Used in Operating Activities
For the six months ended June 30, 2026, net cash used in operating activities was $28.4 million, which was primarily attributable to a net loss of $48.1 million, partially offset by non-cash charges of $6.6 million and net cash provided by changes in operating activities of $13.1 million. The changes in operating activities were primarily due to the receipt of proceeds from the CR-001 License Agreement with Kelun, as well as an increase in our business activity and timing of vendor invoicing and payments. Non-cash charges primarily consisted of $8.1 million in share-based compensation expense and the $1.8 million gain on sale of legacy GlycoMimetics intellectual property assets,
For the six months ended June 30, 2025, net cash used in operating activities was $27.3 million, which was primarily attributable to a net loss of $36.9 million, partially offset by non-cash charges of $8.8 million, and net cash provided by changes in operating activities of $0.9 million. The changes in operating activities were primarily due to an increase in our business activity as well as the timing of vendor invoicing and payments. Non-cash charges primarily consisted of $6.6 million in share-based compensation expense and of $2.2 million non-cash interest expense.
Net Cash Used in Investing Activities
For the six months ended June 30, 2026, net cash used in investing activities was attributable to the remittance to tax authorities on Kelun’s behalf of $8.0 million in withholding taxes related to the SKB105 License Agreement, proceeds received from the sale of legacy GlycoMimetics intellectual property assets of $1.8 million, and $0.2 million of purchases of property and equipment associated with the build-out of the sublease of office space located in Waltham, Massachusetts.
For the six months ended June 30, 2025, net cash used in investing activities was attributable to purchases $0.1 million of property and equipment associated with the build out of the sublease of office space located in Waltham, Massachusetts.
Net Cash Used in Financing Activities
For the six months ended June 30, 2026, net cash used in financing activities was $6.8 million, consisting of $7.1 million of payments for deferred offering costs related to the Private Placement and the July 2026 Offering and proceeds of $0.3 million from the issuance of ESPP shares.
For the six months ended June 30, 2025, net cash provided by financing activities was $145.4 million, consisting primarily of $144.3 million of net proceeds from the Pre-Closing Financing and $1.3 million of cash acquired in connection with the reverse recapitalization, partially offset by the repurchase of restricted stock awards of $0.2 million.
Contractual Obligations and Other Commitments
We enter into contracts in the normal course of business with CROs, CMOs, and other vendors for preclinical research studies, clinical trials, manufacturing, and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if the contract is cancelled within a specified time, and therefore, are cancellable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of June 30, 2026. See Notes 11, 12, and 13 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for further information on our contractual lease obligations for our office in Waltham, Massachusetts, and other commitments, including the commitments under the Option and License Agreements.

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
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations, or cash flows is disclosed in Note 2 to the condensed consolidated financial statements as of June 30, 2026 included in Part I, Item 1 of this Quarterly Report.
Off-Balance Sheet Arrangements
As of June 30, 2026, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Developing our product candidates requires a substantial amount of capital. We expect our research and development expenses to continue to increase in connection with our ongoing activities, particularly as we advance our product candidates through preclinical studies and clinical trials. We will need to raise additional capital to fund our operations, and such funding may not be available to us on acceptable terms, or at all, and such funding may become even more difficult to obtain due to rising interest rates and a downturn in the U.S. capital markets and the biotechnology sector in general. Competition for additional capital among biotechnology companies may be particularly intense during economic downturns. We may be unable to raise capital through public offerings of our ordinary shares and may need to turn to alternative financing arrangements. Such arrangements, if we pursue them, could involve the issuance of one or more types of securities, including ordinary shares, preferred shares, convertible debt, warrants to acquire ordinary shares, or other securities. These securities could be issued at or below the then prevailing market price for our ordinary shares. In addition, if we issue debt securities, the holders of the debt would have a claim to our assets that would be superior to the rights of shareholders until the principal, accrued and unpaid interest, and any premium or make-whole has been paid. Interest on any newly-issued debt securities and/or newly-incurred borrowings would increase our operating costs and reduce our net income (or increase our net loss), and these impacts may be material. If the issuance of new securities results in diminished rights to holders of our ordinary shares, the market price of our ordinary shares could be materially and adversely affected.
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
Additionally, any capital raising efforts are subject to significant risks and contingencies, as described in more detail under the risk factor titled “Raising additional capital may cause additional dilution to our shareholders, restrict our operations, or require us to relinquish rights.”
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
We are a clinical-stage biotechnology company with a limited operating history. Since September 19, 2024 (inception), we have incurred significant operating losses. For the six months ended June 30, 2026, we reported a net loss of $48.1 million and had an accumulated deficit of $219.9 million. We will need to raise substantial additional capital to continue to fund our operations in the future. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to complete future milestones and we may be required to delay, limit, reduce, or eliminate development or future commercialization efforts of product candidates and/or programs. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings or entering into strategic collaborations.

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
•continue the preclinical and clinical development of our product candidates;
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
We have limited experience as a company in initiating and conducting clinical trials, and no experience in completing clinical trials. In part because of this limited experience, we cannot be certain that our planned clinical trials will begin or be completed on time, if at all. In addition, we have not yet demonstrated an ability to obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing, and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. Further, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.
Raising additional capital may cause additional dilution to our shareholders, restrict our operations, or require us to relinquish rights.
Until such time, if ever, as we can generate substantial revenue from the sale of our product candidates, we have financed our cash needs and expect to finance future cash needs through a combination of equity offerings, debt financings, and license and development agreements. To the extent that we raise capital through the additional sale of equity securities or through convertible debt securities, the ownership interest of our shareholders will be further diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our ordinary shares. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.
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
To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under convertible debt or other securities convertible into equity, the ownership interest of our shareholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our shareholders. For instance, immediately prior to the consummation of the Merger, certain institutional and accredited investors purchased shares of Pre-Merger Crescent common stock and pre-funded warrants for an aggregate purchase price of $200.0 million (which includes $37.5 million of gross proceeds we previously received from the issuance of the Convertible Notes in October 2024). Additionally, in December 2025, certain investors agreed to purchase ordinary shares of Crescent and pre-funded warrants for an aggregate purchase price of $185.0 million and in July 2026, we sold approximately 9.4 million of our ordinary shares and 525,897 pre-funded warrants exercisable for our ordinary shares in an underwritten public offering for net proceeds of approximately $133.5 million, after deducting underwriting discounts and commissions and other offering expenses. In addition, we are able to sell up to $200.0 million of our ordinary shares through an “at-the-market” equity offering program.
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
•obtaining approval from one or more institutional review boards (“IRBs”), or ethics committees at clinical trial sites;
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
Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations and guidelines, and remain subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where such clinical trials are conducted. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or applicable clinical trial protocols, adverse findings from inspections of clinical trial sites by the FDA or comparable foreign regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to regulators or to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

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
In addition, many of the factors that cause, or lead to, the termination, suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Any resulting delays to our clinical trials could shorten any period during which we may have the exclusive right to commercialize our product candidates. In such cases, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects.
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
We are currently conducting clinical trials for CR-001 at sites outside of the United States, and expect to conduct one or more of our future clinical trials for CR-002, CR-003, and any other future programs outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the study was not otherwise subject to an IND, the FDA will not accept the data as support for an application for regulatory approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.
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
The current Presidential administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how such policies will be implemented, the proposed policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our product candidates, if approved. As part of this strategy, President Trump has proposed imposing significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers entered into confidential pricing agreements with the federal government. Subsequently, in April 2026, the Trump administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act on imports of brand pharmaceuticals, biologics and associated pharmaceutical ingredients, beginning July 31, 2026. Exempted from these tariffs, among others, are companies that have executed or are negotiating agreements with the federal government regarding most favored nation pricing and onshoring of production and research and development. In addition, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although final regulations have not yet been published. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.
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
•the amount of taxes that we are required to pay; and
•the availability of capital.
We are subject to various U.S. federal, state and foreign healthcare laws and regulations, which could increase compliance costs, and our failure to comply with these laws and regulations could harm our reputation, subject us to significant fines and liability or otherwise adversely affect our business.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our product candidates for which we obtain regulatory approval. Such laws include:
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
The ability of the FDA to review regulatory filings and our ability to commence human clinical trials can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
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
However, there are certain safe harbors, waivers, and exceptions to the BIOSECURE Act. The BIOSECURE Act provides a five-year safe harbor for existing contracts with companies later designated as BCCs. The five-year window begins when the Federal Acquisition Regulations (“FAR”) are updated to implement the Act’s requirements, allowing entities five years to fulfill current contracts, transition to alternative suppliers, and wind down business with BCCs. Further, “biotechnology equipment or services” excludes items previously, but no longer, produced by BCCs. Therefore, an entity may retain and continue to use equipment or technology produced by a BCC prior to the BIOSECURE Act’s enactment. Additionally, the Act allows drug manufacturers to remain eligible for the Medicare and Medicaid Drug Part B Rebate Programs if the Department of Veteran Affairs determines that the BIOSECURE Act restrictions are the only reason the drug manufacturer cannot enter the VA master agreement required by the Veterans Health Care Act of 1992 (38 U.S.C. § 8126). Finally, the head of an executive agency may waive the Act’s restrictions for up to 365 days, with approval of the Director of the OMB. This waiver can be renewed once for an additional 180 days.
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
We are a clinical stage biotechnology company with a limited operating history, and, as of June 30, 2026, we had 69 full-time employees. We have been and will continue to be highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
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
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions and financial information (collectively, sensitive data).
Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security.

In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security and transmission of individually identifiable protected health information.
Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages.
The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.
Outside the United States, an increasing number of laws, regulations and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data.
For example, under GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
Our employees and personnel may use generative artificial intelligence (“AI”) and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI and/or automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions and lawsuits. If we are unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages.
In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate.
Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EU’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties and injunctions against our processing or transferring of personal data necessary to operate our business.
Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in certain transactions or agreements with certain third parties in the future.
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.
We publish privacy policies, marketing materials, whitepapers and other statements concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems and practices and to those of any third parties that process personal data on our behalf.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations.
If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; or orders to destroy or not use personal data.
In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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

In addition, the Certificate of Designation relating to our Series A Preferred Shares may delay or prevent a change in control. At any time while at least 30% of the originally issued Series A Preferred Shares remain issued and outstanding, we may not consummate a Fundamental Transaction (as defined in the Certificate of Designation) or any merger or consolidation with or into another entity or any share sale to, or other business combination in which our shareholders immediately before such transaction do not hold at least a majority of the share capital immediately after such transaction, without the affirmative vote of the Preferred Directors, acting together, or a simple majority of the then issued and outstanding Series A Preferred Shares. This provision of the Certificate of Designation may make it more difficult for us to enter into any of the aforementioned transactions, even potential change of control transactions that could offer a premium over market value to the ordinary shareholders, as it would require the separate consent of the Preferred Directors, acting together, or a simple majority of the issued and outstanding Series A Preferred Shares.
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
This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law, or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ memorandum and articles of association or other charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our Articles of Association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have an adverse effect on our business and financial performance.
Future sales of shares by existing shareholders, including any shares issuable upon exercise of any pre-funded warrants, could cause our share price to decline.
If our shareholders sell, or indicate an intention to sell, substantial amounts of our ordinary shares, including shares issuable upon exercise of our pre-funded warrants, in the public market after legal restrictions on resale lapse, the trading price of our ordinary shares could decline. In addition, our ordinary shares that are subject to our outstanding options will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act.
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
We incurred losses during our history, and we do not expect to become profitable in the near future and may never achieve profitability. As of December 31, 2025, we had federal and state NOL carryforwards of approximately $46.6 million and $37.5 million, respectively. The federal net operating losses may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. The state net operating losses expire at various dates beginning in 2044. It is uncertain if and to what extent various states will conform to federal law. As of December 31, 2025, we had federal and state research and development tax credit carryforwards of approximately $1.9 million and $0.8 million, respectively, which expire at various dates beginning in 2044. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986 (the “Code”), U.S. federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more shareholders or groups of shareholders who own at least 5% of a company’s shares increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f)) adopted or terminated any Rule 10b5-1 trading arrangement and/or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K).
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

Crescent Biopharma, Inc.

Date: July 30, 2026	By:	/s/ Joshua Brumm
Joshua Brumm
Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2026	By:	/s/ Richard Scalzo
Richard Scalzo
Chief Financial Officer
(Principal Financial Officer)