Form 10-Q
period 2026-09-30
CRESCENT BIOPHARMA, INC.
filed 2026-11-12
CIK 1253689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒
As of November 11, 2026, there were 38,895,442 of the issuer’s ordinary shares outstanding.

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

All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, are forward-looking statements, including, without limitation, statements regarding:

•the success, cost, timing and potential indications of our product development activities and clinical trials, including the expected timing for initiation, trial design, and indication selection for our planned trials, and the timing and success of clinical data for our ongoing clinical trials;
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
•our use of net proceeds from financing activities, including the availability of, and our ability to obtain, additional financing and to continue as a going concern;
•the effects of existing and future federal, state and foreign regulations and our expectations regarding the impact of macroeconomic conditions and geopolitical conflicts on our business and operations;
•the seeking and execution of joint development, licensing or distribution and collaboration and marketing arrangements with third parties;
•the timing and amount of milestone, royalty or other contingent consideration that we may receive or be required to pay under our license, collaboration and other agreements;
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

Drug development and commercialization involve a high degree of risk, and only a small number of research and development programs result in commercialization of a product. Preliminary and interim or initial results from any trial and results in early-stage clinical trials may not be indicative of full results or results from later stage or larger scale clinical trials and do not ensure regulatory approval. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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
•The FDA and comparable foreign regulatory approval processes are lengthy and time consuming and we may not be able to obtain or may be delayed in obtaining regulatory approvals for our product candidates.
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
Risks Related to Our Intellectual Property
•We do not currently solely own any issued patents or pending patent applications and our patent portfolio is in-licensed from Paragon Therapeutics, Inc. (“Paragon”) and Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd. (“Kelun”).
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
•Patent terms may be inadequate to protect the competitive position of our programs.

•Our technology licensed from Paragon and Kelun and any technology licensed from other third parties in the future may be subject to retained rights.
•We may be unable to protect the confidentiality of our trade secrets and other proprietary information.
•We may become subject to litigation under the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) in connection with patent rights for our product candidates.
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

v

Part I. Financial Information
Item 1. Financial Statements
CRESCENT BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$289,357	$213,192
Accounts receivable, net	—	18,000
Prepaid expenses and other current assets	5,854	5,463
Total current assets	295,211	236,655
Property and equipment, net	809	846
Operating lease right-of-use assets	2,280	1,469
Restricted cash	219	107
Other assets	984	1,216
Total assets	$299,503	$240,293
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,620	$9,997
Accrued expenses and other current liabilities	21,146	16,344
Related party accounts payable and other current liabilities	—	140
Deposit liability	—	5,000
Deferred revenue	—	4,156
Operating lease liability, current	724	435
Total current liabilities	23,490	36,072
Long term liabilities
Operating lease liability, noncurrent	1,734	1,209
Total liabilities	25,224	37,281
Commitments and contingencies (Note 13)
Shareholders’ equity:
Non-voting convertible preferred shares, $0.001 par value; 5,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 2,890 Series A preferred shares issued and outstanding as of September 30, 2026 and December 31, 2025	4,000	4,000
Ordinary shares, $0.001 par value; 175,000,000 shares authorized as of September 30, 2026 and December 31, 2025, 38,181,157 and 27,556,767 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	38	28
Additional paid-in capital	527,896	370,793
Accumulated deficit	(257,655)	(171,809)
Total shareholders' equity	274,279	203,012
Total liabilities and shareholders’ equity	$299,503	$240,293
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESCENT BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
License agreement revenue	$3,117	$4,156	$—	$—
Operating expenses
Research and development(1)	34,305	71,598	20,347	43,059
General and administrative(2)	8,719	25,328	5,538	18,081
Total operating expenses	43,024	96,926	25,885	61,140
Other operating income	—	1,770	—	—
Loss from operations	(39,907)	(91,000)	(25,885)	(61,140)
Other income (expense):
Interest income	2,181	5,154	1,278	1,780
Interest expense(3)	—	—	—	(2,185)
Total other income (expense)	2,181	5,154	1,278	(405)
Net loss and comprehensive loss	$(37,726)	$(85,846)	$(24,607)	$(61,545)

Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.90)	$(2.37)	$(1.27)	$(7.89)
Net loss per share attributable to Series A non-voting convertible preferred shareholders, basic and diluted	$(899.31)	$(2,368.17)	$(1,266.44)	$(7,891.38)

Weighted-average ordinary shares outstanding used in computing net loss per share to ordinary shareholders, basic and diluted	39,056,224	33,360,473	16,540,771	6,640,402
Weighted-average Series A non-voting convertible preferred shares outstanding used in computing net loss per share to Series A non-voting convertible preferred shareholders, basic and diluted	2,890	2,890	2,890	1,160
_________________________
(1)Includes related party amount of $3,000 and $5,923 for the three and nine months ended September 30, 2026, respectively, and $6,175 and $21,244 for the three and nine months ended September 30, 2025, respectively.
(2)There were no related party amounts for the three and nine months ended September 30, 2026 and $89 and $719 for the three and nine months ended September 30, 2025, respectively.
(3)There were no related party amounts for the three and nine months ended September 30, 2026 and $0 and $865 for the three and nine months ended September 30, 2025, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESCENT BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
(In thousands, except share amounts)

	Convertible Preferred Stock		Non-Voting Preferred Shares		Ordinary Shares(1)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2024	20,000,000	$4,000	—	$—	1,018,604	$1	$2,387	$(17,867)	$(15,479)
Share-based compensation expense	—	—	—	—	—	—	466	—	466
Early exercise of stock options	—	—	—	—	811	—	—	—	—
Net loss	—	—	—	—	—	—	—	(15,148)	(15,148)
Balances as of March 31, 2025	20,000,000	$4,000	—	$—	1,019,415	$1	$2,853	$(33,015)	$(30,161)
Repurchase and cancellation of restricted stock awards	—	—	—	—	(127,889)	—	(177)	—	(177)
Exchange of Series Seed convertible preferred stock for Series A designated non-voting convertible preferred shares upon the closing of the reverse recapitalization	(20,000,000)	(4,000)	2,890	4,000	—	—	—	—	4,000
Conversion of convertible notes (including accrued interest) into ordinary shares and pre-funded warrants upon the closing of the reverse recapitalization	—	—	—	—	1,850,790	2	40,513	—	40,515
Issuance of ordinary shares and pre-funded warrants in the Pre-Closing financing	—	—	—	—	10,504,926	11	159,464	—	159,475
Issuance costs of Pre-closing financing and reverse recapitalization	—	—	—	—	—	—	(17,201)	—	(17,201)
Issuance of ordinary shares to former shareholders of GLYC in connection with the closing of the reverse recapitalization	—	—	—	—	645,274	—	525	—	525
Share-based compensation expense	—	—	—	—	—	—	4,068	—	4,068
Net loss	—	—	—	—	—	—	—	(21,790)	(21,790)
Balances as of June 30, 2025	—	$—	2,890	$4,000	13,892,516	$14	$190,045	$(54,805)	$139,254
Share-based compensation expense	—	—	—	—	—	—	1,994	—	1,994
Net loss	—	—	—	—	—	—	—	(24,607)	(24,607)
Balances as of September 30, 2025	—	$—	2,890	$4,000	13,892,516	$14	$192,039	$(79,412)	$116,641
_________________________
(1)Includes 168,215 restricted stock awards outstanding as of September 30, 2025.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESCENT BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
(In thousands, except share amounts)

	Convertible Preferred Stock		Non-Voting Preferred Shares		Ordinary Shares(1)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2025	—	$—	2,890	$4,000	27,556,767	$28	$370,793	$(171,809)	$203,012
Issuance of Parascent warrants	—	—	—	—	—	—	423	—	423
Release of restricted stock units	—	—	—	—	15,168	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	5	—	5
Share-based compensation expense	—	—	—	—	—	—	3,690	—	3,690
Net loss	—	—	—	—	—	—	—	(23,283)	(23,283)
Balances as of March 31, 2026	—	$—	2,890	$4,000	27,571,935	$28	$374,911	$(195,092)	$183,847
Release of restricted stock units	—	—	—	—	158,937	—	—	—	—
Issuance of ordinary shares under employee stock purchase plan	—	—	—	—	25,172	—	280	—	280
Share-based compensation expense	—	—	—	—	—	—	3,965	—	3,965
Net loss	—	—	—	—	—	—	—	(24,837)	(24,837)
Balances as of June 30, 2026	—	$—	2,890	$4,000	27,756,044	$28	$379,156	$(219,929)	$163,255
Release of restricted stock units	—	—	—	—	45,965	—	—	—	—
Issuance of ordinary shares and warrants in July 2026 Offering, net of offering costs	—	—	—	—	9,387,896	9	133,422	—	133,431
Issuance of ordinary shares under the at-the-market ("ATM") offering program, net of commissions	—	—	—	—	545,524	1	11,009	—	11,010
Issuance of ordinary shares upon exercise of pre-funded warrants	—	—	—	—	437,554	—	—	—	—
Issuance of ordinary shares upon exercise of stock options	—	—	—	—	8,174	—	89	—	89
Share-based compensation expense	—	—	—	—	-	—	4,220	—	4,220
Net loss	—	—	—	—	-	—	—	(37,726)	(37,726)
Balances as of September 30, 2026	—	$—	2,890	$4,000	38,181,157	$38	$527,896	$(257,655)	$274,279
_________________________
(1)Includes 168,215 restricted stock awards outstanding as of September 30, 2026.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESCENT BIOPHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash flows from operating activities:
Net loss	$(85,846)	$(61,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense(1)	12,298	8,555
Gain on sale of assets	(1,770)	—
Depreciation expense	197	30
Non-cash interest expense(2)	—	2,185
Non-cash lease expense	314	117
Changes in operating assets and liabilities:
Accounts payable	(2,022)	1,057
Accrued expenses and other current liabilities	13,257	6,422
Related party accounts payable and other current liabilities	(140)	(948)
Deposit liability	(5,000)	—
Deferred revenue	(4,156)	—
Operating lease liability	(311)	60
Accounts receivable	18,000	—
Prepaid expenses and other current assets	(391)	(850)
Other assets	233	125
Net cash used in operating activities	(55,337)	(44,792)
Cash flows from investing activities:
Purchase of research and development license	(8,000)	—
Proceeds received from sale of assets	1,770	—
Purchases of property and equipment	(160)	(726)
Net cash used in investing activities	(6,390)	(726)
Cash flows from financing activities:
Proceeds from at-the-market offering, net of commissions	11,125	—
Proceeds from exercise of employee stock options	89	—
Proceeds from the July 2026 offering	135,124	—
Proceeds from the Pre-Closing Financing, net	—	143,027
Cash acquired in connection with the reverse recapitalization	—	1,269
Proceeds from early exercise of options	—	5
Repurchase of equity awards	—	(177)
Payment of deferred offering costs	(8,614)	—
Proceeds from issuance of shares under employee stock purchase plan	280	—
Net cash provided by financing activities	138,004	144,124
Net increase in cash, cash equivalents, and restricted cash	76,277	98,606
Cash, cash equivalents, and restricted cash at beginning of period	213,299	34,766
Cash, cash equivalents, and restricted cash at end of period	$289,576	$133,372

Supplemental disclosure of non-cash operating and financing activities:
Vesting of early exercised stock options	$5	$—
Deferred financing costs included in accounts payable and accrued expenses and other current liabilities	$140	$19
Operating lease liability arising from obtaining operating right-of-use asset	$1,125	$1,681
Assets acquired in connection with the reverse recapitalization	$—	$1,710
Other liabilities assumed in connection with the reverse recapitalization	$—	$(2,454)
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$—	$86
Convertible note principal and non-cash accrued interest converted to ordinary shares	$—	$40,515
The accompanying notes are an integral part of these condensed consolidated financial statements.

Non-cash exchange of Pre-Merger Crescent Series Seed Preferred Stock for Series A Non-Voting Convertible Preferred Shares	$—	$4,000
_________________________
(1)Includes related party amount of $423 and $2,027, for the nine months ended September 30, 2026 and September 30, 2025, respectively.
(2)Includes related party amount of $0 and $865 for the nine months ended September 30, 2026 and September 30, 2025, respectively.
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
These condensed consolidated financial statements reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2026, its results of operations for the three and nine months ended September 30, 2026 and 2025, and its cash flows for the nine months ended September 30, 2026 and 2025. The condensed balance sheet as of December 31, 2025, included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. The condensed consolidated financial statements and accompanying notes are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and therefore do not include all information and disclosures normally included in the annual financial statements. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results expected for the full fiscal year or any subsequent interim period. The condensed consolidated financial statements include the financial statements of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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
In connection with the Merger, Pre-Merger Crescent and GlycoMimetics entered into an amended and restated subscription agreement (the “Subscription Agreement”) with certain new and existing investors of Pre-Merger Crescent (the “Financing Investors”), pursuant to which such investors purchased, immediately prior to the first merger, 85,506,824 shares of Pre-Merger Crescent common stock and 19,149,690 Pre-Merger Crescent pre-funded warrants, for gross proceeds of approximately $200.0 million (which includes $37.5 million of proceeds previously received from the issuance of convertible notes and $3.0 million of accrued interest thereon) (the “Pre-Closing Financing”). Under the Subscription Agreement, the number of shares of Pre-Merger Crescent common stock or Pre-Merger Crescent pre-funded warrants were converted into 12,355,716 shares of Company common stock and 2,767,122 pre-funded warrants of Company common stock in accordance with the Exchange Ratio (defined below).

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
Redomestication
On June 16, 2025, Crescent changed its jurisdiction of incorporation from the State of Delaware to the Cayman Islands (the “Redomestication”) pursuant to a plan of conversion. The Redomestication became effective on June 16, 2025 and was accomplished by the filing of (i) a Certificate of Conversion with the Secretary of State of the State of Delaware and (ii) the requisite documents required under section 201 of the Companies Act (as amended) of the Cayman Islands (the “Companies Act”), as well as the Company’s memorandum and articles of association (the “Articles”), with the Cayman Islands Registrar of Companies. For purposes of these condensed consolidated financial statements, references to “Crescent Delaware” mean Crescent prior to the Redomestication.
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
The rights of holders of ordinary shares of the Company are now governed by the Articles and Cayman Islands law.
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
The Company has incurred significant operating losses and negative cash flows from operations since inception. During the three and nine months ended September 30, 2026, the Company incurred a net loss of $37.7 million and $85.8 million, respectively. During the nine months ended September 30, 2026, the Company used net cash of $55.3 million for its operating activities. The Company has an accumulated deficit of $257.7 million at September 30, 2026.
As of September 30, 2026, the Company had cash and cash equivalents of $289.4 million. The Company’s management expects that the existing cash will be sufficient to fund the Company’s operating plans for at least twelve months from the date these condensed consolidated financial statements were issued. The Company expects that its research and development and general and administrative costs will continue to increase significantly, including in connection with conducting future preclinical activities and clinical trials and manufacturing for its existing product candidates and any future product candidates to support commercialization and providing general and administrative support for its operations, including the costs associated with operating as a public company. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company may be required to significantly curtail, delay, or discontinue one or more of its research or development programs or the commercialization of any product candidate, or be unable to expand its operations, or otherwise capitalize on the Company’s business opportunities, as desired, which could materially harm the Company’s business, financial condition, and results of operations.
2. Basis of Presentation and Summary of Significant Accounting Policies
Significant accounting policies
The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC and have not materially changed during the nine months ended September 30, 2026.

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
The Company accrues for expenses resulting from obligations under its discovery and option agreements by and among the Company, Paragon and Parascent Holding LLC (“Parascent”), and agreements with CROs, CMOs, and other vendors for which payment flows may not match the periods over which materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with Paragon, CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. The Company makes significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to Paragon, a CRO, CMO, or other outside service provider, the payments will be recorded as a prepaid asset which will be expensed as the contracted services are performed. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations. As of September 30, 2026, the Company has not experienced any material deviations between accrued and actual research and development expenses.
Commitments and Contingencies
The Company may be subject to contingent liabilities, such as legal proceedings and claims, that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability on the condensed consolidated balance sheet. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of reasonably possible losses. As of September 30, 2026, no liabilities were recorded for loss contingencies (see Note 13).
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 require public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for the Company’s annual reporting period beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements.
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

3. Fair Value of Financial Instruments
The Company measures the following financial assets at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during any of the periods presented. The following tables set forth the Company’s financial assets carried at fair value categorized using the lowest level of input applicable to each financial instrument as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$157,684	$—	$—	$157,684
Total Assets	$157,684	$—	$—	$157,684

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$124,522	$—	$—	$124,522
Total Assets	$124,522	$—	$—	$124,522
Cash equivalents consist of money market funds, which were valued by the Company based on quoted market prices, which represents a Level 1 measurement within the fair value hierarchy. The Company did not hold any financial liabilities carried at fair value as of September 30, 2026 and December 31, 2025.
Prior to the termination of the ADC Paragon Option Agreement (as defined below) on March 26, 2026, the Company re-measured the warrant liability each reporting period and recorded changes in the fair value through research and development expenses on the Company’s consolidated statements of operations (as discussed further in Note 9). Upon termination, the warrants are equity classified and are no longer subject to remeasurement at fair value. The following table shows the changes in fair value measurements using significant unobservable inputs (Level 3) for the warrant liability during the three and nine months ended September 30, 2026 and September 30, 2025:

Description	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Beginning balance	$—	$—	$2,096	$61
Change in fair value	—	423	(8)	2,027
Issuance of warrant	—	(423)	—	—
Ending balance	$—	$—	$2,088	$2,088
4. Restricted Cash
Restricted cash as of September 30, 2026 and September 30, 2025 was held as collateral for a stand-by letter of credit issued by the Company in connection with the current leases for its principal facilities. For additional information regarding the Company’s lease, refer to Note 12. Cash, cash equivalents, and restricted cash consisted of the following as of September 30, 2026 and September 30, 2025 (in thousands):

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$289,357	$133,265
Restricted cash	219	107
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$289,576	$133,372

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid research and development services	$4,032	$4,185
Other prepaid expenses and other current assets	1,822	1,278
Total prepaid expenses and other current assets	$5,854	$5,463

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued withholding taxes	$—	$8,000
Accrued research and development	14,617	2,424
Accrued professional and consulting	1,079	799
Accrued employee compensation and benefits	5,450	5,121
Total accrued expenses and other current liabilities	$21,146	$16,344

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
The Company paid debt issuance costs of less than $0.1 million in relation to the Convertible Notes. The debt issuance costs were reflected as a reduction of the carrying value of Convertible Notes on the condensed consolidated balance sheet and were amortized as interest expense over the term of the Convertible Notes using the effective interest method. For the three months ended September 30, 2025, the Company recognized no interest expense related to the Convertible Notes. For the nine months ended September 30, 2025, the Company recognized interest expense related to the Convertible Notes of $2.2 million, which includes non-cash interest expense related to the amortization of debt issuance. No interest expense was recognized for the three and nine months ended September 30, 2026 due to the conversion of the Convertible Notes immediately prior to the closing of the Merger.
Immediately prior to the closing of the Merger, the Convertible Notes were converted into 12,808,261 shares of Pre-Merger Crescent common stock and pre-funded warrants to purchase 8,392,303 shares of Pre-Merger Crescent common stock based on the aggregate principal amount of $37.5 million plus $3.0 million in unpaid accrued interest divided by the conversion price in connection with the Pre-Closing Financing. At the closing of the Merger, the Pre-Merger Crescent common stock and pre-funded warrants issued in exchange for the Convertible Notes were converted into the right to receive 1,850,790 shares of common stock and pre-funded warrants to purchase 1,212,683 shares of common stock of the Company. In connection with the Redomestication, such shares of common stock and pre-funded warrants were converted to 1,850,790 ordinary shares and pre-funded warrants to purchase 1,212,683 ordinary shares of the Company, respectively. As of September 30, 2026, the Convertible Notes were not outstanding.
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
In December 2025, the Company entered into a securities purchase agreement for a private placement (the “Private Placement”), where certain institutional and other accredited investors purchased pre-funded warrants at a purchase price of $13.409 per share allowing for the purchase of 131,434 shares at an exercise price of $0.001 per share.
In July 2026, as part of the July 2026 Offering (defined below), certain current investors purchased pre-funded warrants at a purchase price of $14.499 per share allowing for the purchase of 525,897 shares at an exercise price of $0.001 per share.
All outstanding pre-funded warrants are exercisable immediately. A holder of a pre-funded warrant may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of ordinary shares outstanding immediately after giving effect to such exercise. Holders may increase or decrease this percentage to a percentage not in excess of 19.99% by providing at least 61 days’ prior notice to us. The pre-funded warrants were recorded as a component of shareholders’ equity within additional paid-in-capital and have no expiration date. As of September 30, 2026, 437,581 of the pre-funded warrants have been exercised through a cashless exercise into 437,554 of the Company’s ordinary shares.
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
In June 2025, upon the closing of the Merger, the outstanding Pre-Merger Crescent Series Seed Preferred Stock converted into 2,890 shares of Preferred Stock designated as Series A. In connection with the Redomestication, such shares of Series A designated Preferred Stock converted to 2,890 Series A Preferred Shares.
As of September 30, 2026 and December 31, 2025, Convertible Preferred Shares consisted of the following (in thousands, except share amounts):

	September 30, 2026
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
(1) Preferred shares designated as Series A
Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Shares (the “Series A Certificate of Designation”), holders of Series A Preferred Shares are entitled to receive dividends on shares of Series A Preferred Shares equal to, on an as-if-converted-to-Company ordinary shares basis, and in the same form as, dividends actually paid on Company ordinary shares. Except as provided in the Series A Certificate of Designation or as otherwise required by law, the Series A Preferred Shares do not have voting rights. The Series A Preferred Shares shall rank on parity with the Company ordinary shares as to the distribution of assets upon any liquidation, dissolution, or winding-up of the Company. Each Series A Preferred Share is convertible at the option of the holder, at any time, and without the payment of additional consideration by the holder into ordinary shares of the Company. As of September 30, 2026, each outstanding Series A Preferred Share was convertible into ordinary shares at a ratio of 1,000:1.
Ordinary Shares
As of September 30, 2026, the Company has the authority to issue a total of 175,000,000 ordinary shares at a par value of $0.001 per share. As of September 30, 2026, 38,181,157 ordinary shares were issued and outstanding, which includes 168,215 ordinary shares in connection with the issuance of RSAs. Each ordinary share entitles the holder to one vote, together with the holders of Convertible Preferred Shares, on all matters submitted to the shareholders for a vote. The holders of ordinary shares are entitled to receive dividends, if any, as declared by the Company’s board of directors (the “Board of Directors” or “Board”), subject to the preferential dividend rights of the holders of Convertible Preferred Shares.
As of September 30, 2026, there were an aggregate of 16,745,027 ordinary shares reserved for issuance (i) for the conversion of Series A Preferred Shares into ordinary shares, (ii) for the exercise of outstanding and issued options for ordinary shares, (iii) for shares available for future grants, (iv) for settlement of outstanding RSUs for ordinary shares, (v) for the exercise of the pre-funded warrants, and (vi) for the exercise of the Parascent warrants.
ATM Program
On July 1, 2026, the Company entered into an open market sale agreement with Jefferies LLC, as sales agent, pursuant to which the Company may offer and sell from time to time up to an aggregate of $200.0 million of the Company’s ordinary shares through an “at-the-market” equity offering program (the “ATM Program”). During the three and nine months ended September 30, 2026, the Company issued and sold an aggregate of 545,524 ordinary shares under the ATM Program for total net proceeds of $11.1 million, after deducting sales agent commissions. As of September 30, 2026, $188.5 million remained available under the ATM program.
Equity Offering
In July 2026, the Company entered into an underwriting agreement with Jefferies LLC, TD Securities (USA) LLC, Guggenheim Securities, LLC, Cantor Fitzgerald & Co, and LifeSci Capital LLC, as representatives of the several underwriters, relating to an underwritten public offering (the “July 2026 Offering”) for the issuance and sale of 8,094,793 ordinary shares and 525,897 pre-funded warrants to purchase ordinary shares. The Company also granted the underwriters an option to purchase up to 1,293,103 ordinary shares, which the underwriters exercised in full. The offering price to the public was $14.50 per ordinary share and $14.499 per warrant, for total net proceeds of $133.4 million after deducting underwriting discounts and commissions and related issuance expenses of $10.3 million.
9. Share-Based Compensation
2024 Equity Incentive Plan
The Crescent Biopharma, Inc. 2024 Equity Incentive Plan (“2024 Plan”) was adopted by the board of directors of Pre-Merger Crescent on September 19, 2024. The 2024 Plan provided for Pre-Merger Crescent to grant stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, officers, directors, consultants, and advisors. Equity incentive stock options granted under the 2024 Plan generally vest over four years, subject to the participant’s continued service, and expire after ten years, although stock options have been granted with vesting terms less than four years. As of September 30, 2026, there were no ordinary shares available for issuance under the 2024 Plan.
2025 Stock Incentive Plan
The Crescent Biopharma, Inc. 2025 Stock Incentive Plan (as amended from time to time, the “2025 Stock Plan”) was approved by the board of directors of GlycoMimetics on May 11, 2025, and by GlycoMimetics stockholders on June 5, 2025, and effective as of the Redomestication, the Board of Directors approved an amendment and restatement of the 2025 Stock Plan to reflect the conversion of Company common stock into Company ordinary shares in connection with the Redomestication. The 2025 Stock Plan allows for the grant of stock options, stock appreciation rights, RSAs, RSUs, other shareholder-based awards and incentive bonuses. The 2025 Stock Plan is administered by the Compensation Committee of the Board (the “Compensation Committee”) or another committee designated by the Board to administer the Plan. The initial share pool under the 2025 Stock Plan was 2,345,962 ordinary shares, and as of September 30, 2026, there are 1,775,895 shares available in the pool. The shares that may be issued under the 2025 Stock Plan are automatically increased on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to 5% of the diluted shares (including ordinary shares, preferred shares and unexercised pre-funded warrants) on the preceding December 31, unless a lower, or no, increase is determined by the Compensation Committee. On January 1, 2026, 1,667,266 shares were added to the issuable shares under the 2025 Stock Plan. Current or prospective employees, officers, non-employee directors, and other independent service providers of the Company and its subsidiaries are eligible to participate in the 2025 Stock Plan.
2025 Employment Inducement Incentive Award Plan
The Crescent Biopharma, Inc. 2025 Employment Inducement Incentive Award Plan (as amended from time to time, the “2025 Inducement Plan”) was approved by the board of directors of Crescent Biopharma, Inc. on October 30, 2025. The 2025 Inducement Plan allows for the grant of stock options, stock appreciation rights, RSAs, RSUs, other shareholder-based awards and incentive bonuses. The 2025 Inducement Plan is administered by the Compensation Committee or another committee designated by the Board to administer the Plan. The initial share pool under the 2025 Inducement Plan was 1,250,000 ordinary shares and was subsequently increased to 2,000,000 ordinary shares in September 2026. As of September 30, 2026, there are 889,449 shares available for future awards under the 2025 Inducement Plan.
2025 Employee Stock Purchase Plan
The Crescent Biopharma, Inc. 2025 Employee Stock Purchase Plan (as amended from time to time, the “ESPP”) was approved by the board of directors of GlycoMimetics on May 11, 2025, and by GlycoMimetics stockholders on June 5, 2025, and effective as of the Redomestication, the Board of Directors approved an amendment and restatement of the ESPP to reflect the conversion of Company common stock into Company ordinary shares in connection with the Redomestication. The shares that may be issued under the ESPP are automatically increased on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to 1% of the diluted shares (including ordinary shares, preferred shares and unexercised pre-funded warrants) on the preceding December 31, unless a lower, or no, increase is determined by the Compensation Committee. On January 1, 2026, 333,453 shares were added to the issuable shares under the ESPP. As of September 30, 2026, 25,172 shares have been issued out of the ESPP and 503,778 shares remain reserved for issuance.

Stock Option Valuation
The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards during the nine months ended September 30, 2026 and September 30, 2025:

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Expected term (in years)	6.0	6.1
Expected volatility	107.6%	97.6%
Risk-free interest rate	4.2%	4.1%
Dividend yield	0.0%	0.0%
Stock Options
The following table summarizes the stock option activity during the nine months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding balance as of December 31, 2025	6,186,318	$10.00	9.5	$14,715
Granted	687,164	15.58
Exercised	(8,174)	10.95		77
Forfeited or expired	(118,804)	13.03
Outstanding balance as of September 30, 2026	6,746,504	$10.51	8.8	$28,654
Vested and expected to vest as of September 30, 2026	6,746,504	$10.51	8.8	$28,654
Exercisable as of September 30, 2026	2,009,734	$8.99	8.6	$11,179
The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2026 and September 30, 2025 was $13.01 and $6.87, respectively. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s ordinary shares for those stock options that had an exercise price lower than the fair value of the Company’s ordinary shares.
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
The following table summarizes the RSU activity during the nine months ended September 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	741,454	$9.04
Granted	—	—
Vested	(220,070)	7.94
Forfeited	(6,179)	13.21
Unvested balance as of September 30, 2026	515,205	$9.46

No RSUs were granted during the nine months ended September 30, 2026. The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2025 was $6.16. The total fair value of shares vested for the nine months ended September 30, 2026 was $1.7 million. No shares vested during the nine months ended September 30, 2025.
Restricted Stock Awards
The Company’s RSAs generally have service-based vesting conditions over a four-year period, with one quarter of the RSAs vesting on the anniversary of the grant date and the remainder vesting monthly thereafter. All unvested awards are subject to forfeiture in the event the holder’s service with the Company voluntarily or involuntarily terminates.
The following table summarizes the RSA activity during the nine months ended September 30, 2026:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	82,129	$2.76
Granted	—	—
Vested	(22,286)	2.77
Forfeited	—	—
Unvested balance as of September 30, 2026	59,843	$2.76
No RSAs were granted during the nine months ended September 30, 2026. The weighted average grant date fair value of RSAs granted during the nine months ended September 30, 2025 was $9.55. The total fair value of shares vested for the nine months ended September 30, 2026 was less than $0.1 million. 24,781 awards vested during the nine months ended September 30, 2025.

Parascent Warrant Obligation
Prior to the ADC Option Agreement Termination (as defined below), under the terms of the Paragon Option Agreements (as defined below), Parascent was entitled to a grant of warrants to purchase in the aggregate a number of shares equal to 1.00% of the then outstanding shares of the Company’s ordinary shares, on a fully diluted basis, on December 31, 2026, at the fair market value determined by the Board of Directors (the “Parascent Warrant Obligation”). Parascent is an entity formed by Paragon as a vehicle to hold equity in the Company in order to share profits with certain employees of Paragon.
The Company and Paragon terminated the ADC Paragon Option Agreement on March 26, 2026 (the “ADC Option Agreement Termination”). In accordance with the ADC Option Agreement Termination, the Company granted 34,566 warrants to Parascent with a grant date of March 26, 2026. Parascent’s warrant has a service inception period for the grant preceding the grant date, with the full award being vested as of the grant date with no post-grant date service requirement.
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
There were no outstanding liability classified warrants to revalue as of September 30, 2026. The following table summarizes the assumptions used in calculating the fair value of the warrants as of September 30, 2025:

Expected term (in years)	10.0
Expected volatility	99.8%
Risk-free interest rate	4.2%
Dividend yield	0.0%

Share-Based Compensation Expense
The following table summarizes the classification of the Company’s share-based compensation expense in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
General and administrative	$2,339	$6,749	$1,172	$5,250
Research and development	1,881	5,549	813	3,305
Total share-based compensation expense	$4,220	$12,298	$1,985	$8,555
The following table summarizes the total unrecognized compensation cost (in thousands) and weighted average recognition period for the Company’s awards as of September 30, 2026:

	Total Unrecognized Compensation	Weighted Average Recognition Period
Unvested stock options	$40,756	2.9 years
Unvested RSAs	$164	2.0 years
Unvested RSUs	$4,802	2.9 years
The following table summarizes the award types of the Company’s share-based compensation expense in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Stock options	$3,680	$10,301	$1,789	$5,924
RSAs	21	61	35	238
RSUs	416	1,238	170	366
ESPP	103	275	—	—
Parascent warrant obligation	—	423	(9)	2,027
Total share-based compensation expense	$4,220	$12,298	$1,985	$8,555
10. Income Taxes
There was no income tax provision recorded for the three and nine months ended September 30, 2026 and September 30, 2025, therefore, the Company’s effective income tax rate was 0.0% for the three and nine months ended September 30, 2026 and September 30, 2025. The effective income tax rate for the three and nine months ended September 30, 2026 and for the three and nine months ended September 30, 2025 differed from the 21% federal statutory rate due primarily to the valuation allowance maintained against the Company’s net deferred tax assets.
11. License Agreements
Paragon Option Agreements
In September 2024, the Company entered into the Antibody Paragon Option Agreement with Paragon and Parascent for CR-001, with the selected targets PD-1 and VEGF (the “Antibody Paragon Option Agreement”). In October 2024, the Company entered into the ADC Paragon Option Agreement with Paragon and Parascent for CR-002, with an undisclosed target (as amended, the “ADC Paragon Option Agreement” and, together with the Antibody Paragon Option Agreement, the “Paragon Option Agreements”). Under the Paragon Option Agreements, the Company had the exclusive option (an “Option”), on a Research Program-by-Research Program basis, to enter into a separate agreement with Paragon consistent with a set of pre-negotiated terms. On March 18, 2025, the Company exercised its option for CR-001 under the Antibody Paragon Option Agreement and entered into the license agreement for CR-001 on April 28, 2025 (the “CR-001 License Agreement”), upon which the material obligations under the Antibody Paragon Option Agreement were completed. On September 26, 2025, the Company exercised its option for CR-002 under the ADC Paragon Option Agreement and entered into a license agreement with Paragon on November 5, 2025 (the “CR-002 License Agreement”). The Company will be required to make non-refundable milestone payments to Paragon of up to $22.0 million under the CR-001 License Agreement and up to $46.0 million under the CR-002 License Agreement upon the achievement of certain clinical development and regulatory milestones, as well as tiered royalty payments in the low-to-mid single-digits beginning on the first commercial sale of each developed product.
On April 28, 2025, the Company entered into an amended and restated ADC Paragon Option Agreement to add undisclosed targets for the product candidate formerly referred to as CR-003 (“Former CR-003”), pursuant to which Paragon agreed to execute a mutually agreed research plan for those targets aimed at producing a potential product candidate to be licensed for further development, manufacture, and commercialization by the Company. On February 24, 2026, the Company provided notice to Paragon of its intention to terminate the ADC Paragon Option Agreement and the agreement terminated on March 26, 2026. The Company will no longer license intellectual property rights with respect to Former CR-003 following the ADC Option Agreement Termination.
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
Under the Paragon Option Agreements, the Company was also responsible for certain additional development costs incurred by Paragon. The Company expensed fees incurred under the Paragon Option Agreements as the associated costs were incurred when the underlying services were rendered. Such amounts are classified within research and development expenses and general and administrative expenses in the accompanying condensed consolidated statement of operations and comprehensive loss. The following is a summary of expenses related to the development costs and license fees related to the Paragon Option Agreements recorded within the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Research and development expense	$3,000	$5,500	$6,184	$19,217
General and administrative expense	—	—	89	569
Total Paragon expenses	$3,000	$5,500	$6,273	$19,786
There was no balance and $0.1 million related to Paragon included in related party accounts payable and other current liabilities within the condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025, respectively.
Additionally, as part of the Paragon Option Agreements, on each of December 31, 2025 and December 31, 2026, the Company agreed to grant Parascent warrants to purchase an aggregate number of shares equal to 1.00% of its outstanding share capital as of the date of the grant on a fully-diluted basis, with an exercise price equal to the fair market value of the underlying ordinary shares on each respective grant date. Accordingly, the Company issued 402,731 warrants to Parascent on December 31, 2025. In connection with the ADC Option Agreement Termination, the Company issued 34,566 warrants to Parascent on March 26, 2026 (see Note 9).

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
CR-001 License Agreement
On April 28, 2025, the Company entered into the CR-001 License Agreement with Paragon for all antibodies discovered, generated, identified, or characterized by Paragon in the course of performing the CR-001 research program directed to PD-1 and VEGF, antibodies created by the Company derived from the licensed antibodies and directed to PD-1 and VEGF, and products that comprise the foregoing consistent with the pre-negotiated terms agreed to upon execution of the Paragon Option Agreements, pursuant to which Paragon granted the Company a royalty-bearing, worldwide, exclusive, and sublicensable license with respect to certain inventions, patent rights, sequence information, and other intellectual property rights related to monospecific antibodies directed at the VEGF and PD-1 targets (the “Licensed Antibody Technology”) to use, make, sell, import, export, and otherwise exploit certain licensed antibodies, derived antibodies, products, multispecific antibodies, and multispecific products in the field of prophylaxis, palliation, treatment and diagnosis of human disease and disorders in all therapeutic areas (the “field”) worldwide (the “territory”). Under the terms of the CR-001 License Agreement, the Company is obligated to pay Paragon up to $22.0 million based on specific development and regulatory milestones, including $2.5 million paid in February 2026 upon the first dosing of a patient in a Phase 1 trial, $3.0 million paid in August 2026 upon the first dosing of a patient in a Phase 2 trial, and a further milestone payment of $5.0 million due upon the first dosing of a patient in a Phase 3 trial. Following the execution of the CR-001 License Agreement, the Company is solely responsible for, and has sole authority and control over, all aspects of the development, manufacturing, and commercialization of product candidates under the CR-001 program, including regulatory strategy, communications, filings, and activities (including clinical trials). Paragon also granted the Company a royalty-bearing, worldwide, non-exclusive, sublicensable right and license under the Licensed Antibody Technology to use, make, sell, import, export, or otherwise exploit certain multispecific antibodies and products targeting PD-1 and VEGF. In addition, the following summarizes other key terms of the CR-001 License Agreement:
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
•The royalty term ends on the later of (i) the twelfth anniversary of the date of first commercial sale of a product or multispecific product or (ii) the expiration of the last-to-expire valid patent covering such product or multispecific product in the country at issue.
•The CR-001 License Agreement may be terminated on 60 days’ notice by the Company, upon material breach without cure; and to the extent permitted by law, upon a party’s insolvency or bankruptcy.

•The Company will control the preparing, filing, prosecuting, and maintenance of patents licensed to the Company under the CR-001 License Agreement.
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
On December 2, 2025, the Company and Paragon entered into Amendment No. 1 to the CR-001 License Agreement to amend certain terms of the CR-001 License Agreement for the sole purpose of accommodating and aligning with the sublicense for the CR-001 License Agreement with Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd. (“Kelun”) discussed below.
CR-002 License Agreement
On November 5, 2025, the Company entered into the CR-002 License Agreement for all ADCs discovered, generated, identified or characterized by Paragon in the course of performing the CR-002 research program directed to PD-L1, ADCs created by the Company derived from the licensed ADCs and directed to PD-L1, and products that comprise the foregoing with Paragon consistent with the pre-negotiated terms agreed to upon execution of the ADC Paragon Option Agreement, pursuant to which Paragon granted the Company a royalty-bearing, worldwide, exclusive and sublicensable license with respect to certain inventions, patent rights, sequence information and other intellectual property rights related to ADCs directed at PD-L1 and VEGF (the “Licensed ADC Technology”) to develop, manufacture, commercialize and otherwise exploit certain ADCs and products targeting PD-L1 in the field of prophylaxis, palliation, treatment and diagnosis of human disease and disorders in all therapeutic areas worldwide. Under the terms of the CR-002 License Agreement, the Company is obligated to pay Paragon up to $46.0 million based on specific development and regulatory milestones, including a $5.0 million fee for the nomination of a development candidate that was paid in October 2025 and a future milestone payment of $5.0 million upon the first dosing of a patient in a Phase 1 trial. Following the execution of the CR-002 License Agreement, the Company is solely responsible for, and has sole authority and control over, all aspects of the development, manufacturing and commercialization of CR-002, including regulatory strategy, communications, filings and activities (including clinical trials). In addition, the following summarizes other key terms of the CR-002 License Agreement:
•The Company will pay Paragon a low-to-mid single-digit percentage royalty based on annual net sales of the products in the field and in the territory, subject to a 30% reduction if there is no valid patent covering the product in the country.
•The royalty term ends on the later of (i) the twelfth anniversary of the date of first commercial sale of a product or (ii) the expiration of the last-to-expire valid patent covering such product in the country at issue.
•The CR-002 License Agreement may be terminated on 60 days’ notice by the Company, on material breach without cure; and to the extent permitted by law, on a party’s insolvency or bankruptcy.
•The Company will control the preparing, filing, prosecuting and maintenance of patents licensed to the Company under the CR-002 License Agreement.
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
Kelun CR-001 License Agreement

On December 2, 2025, the Company and Kelun entered into a license agreement (the “Kelun CR-001 License Agreement”) under which the Company granted Kelun an exclusive, royalty-bearing license to research, develop, manufacture and commercialize CR-001 in greater China (including mainland China, Hong Kong, Macau and Taiwan) (collectively, the “SKB Territory”). The Company retains all rights to CR-001 outside the SKB Territory.
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
•up to $30.0 million in development and regulatory milestone payments; and
•tiered royalties ranging from low- to mid-single digit percentages based on annual net sales in the SKB Territory, subject to customary reductions and a royalty floor on reductions.
The Kelun CR-001 License Agreement includes the provision of the initial supply of CR-001 drug product by the Company, a data-sharing framework, know-how and manufacturing technology transfer provisions, intellectual property provisions, and customary termination rights, including reversion and license-back mechanics in specified circumstances.
In July 2026, Kelun achieved a milestone event upon initiating a combination study under the Kelun CR-001 License Agreement, triggering a $5.0 million payment obligation by the Company. Accordingly, the Company paid $4.5 million to Kelun in August 2026 and $0.5 million of withholding taxes was remitted to tax authorities on Kelun’s behalf.
The Kelun CR-001 License Agreement is in the scope of ASC 606, Revenue from Contracts with Customers. The Company concluded that the Kelun CR-001 License Agreement contains two performance obligations for the transfer of an exclusive license and the provision of an initial supply of CR-001 as the two services are distinct within the context of the contract.
The Company determined the transaction price under ASC 606 to be $15.0 million, which includes Kelun’s $20.0 million payment to the Company upon signing, adjusted for a $5.0 million payment from the Company to Kelun as consideration upon achievement of a developmental milestone related to Kelun’s initiation of a combination study. Of the $15.0 million transaction price, $4.2 million was allocated to the initial supply performance obligation and $10.8 million was allocated to the license performance obligation, which was recognized at a point in time during the year ended December 31, 2025.
The transaction price was allocated to the two performance obligations on a relative estimated standalone selling prices utilizing market data. The standalone selling price of the performance obligations were estimated using a market approach that maximized the use of observable inputs.
The Company recognized $3.1 million and $4.2 million of revenue allocated to the provision of the initial supply during the three and nine months ended September 30, 2026, respectively, as the Company transferred control of the initial supply. All revenues recognized during the nine months ended September 30, 2026 were previously included as a contract liability as of December 31, 2025.
As of September 30, 2026, the $30.0 million in development and regulatory milestone payments are fully constrained as variable consideration due to the uncertainty associated with the occurrence of the underlying events that would trigger the development and regulatory milestone consideration and therefore are not included in the transaction price of the arrangement. The Company will reassess this conclusion at each subsequent reporting period and will only include amounts associated with development or regulatory milestones in the transaction price when, or if, the variable consideration is determined to be released from constraint.
As of September 30, 2026, the Company has not recognized any royalties under its licensing agreement. Royalties qualify for the sales-and-usage exemption under ASC 606 as (i) royalties are based strictly on the sale-and-usage by the licensee and (ii) a license of intellectual property is the sole or predominant item to which such royalties relate. Based on this exemption, these royalties are earned under the terms of a license agreement in the period the products are sold by the Company’s collaborator and the Company has a present right to payment.
SKB105 License and Collaboration Agreement

On December 2, 2025, the Company and Kelun entered into a License and Collaboration Agreement (the “SKB105 License Agreement”), under which Kelun granted the Company an exclusive license to research, develop, manufacture and commercialize SKB105, Kelun’s proprietary integrin beta-6-directed antibody-drug conjugate, in all territories outside the SKB Territory (as defined in the SKB105 License Agreement). The Company intends to develop SKB105 as CR-003, a product designation which previously referred to a preclinical ADC asset under the Paragon Option Agreements discussed elsewhere in this Note 11 to the condensed consolidated financial statements.
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
The Company concluded that the rights obtained under the SKB105 License Agreement represent an asset acquisition whereby the underlying licensed intellectual property is in-process research and development intellectual property with no alternative future use. The SKB105 License Agreement did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in the exclusive license.
The Company did not record any research and development expense for the SKB105 License Agreement for the three and nine months ended September 30, 2026. In January 2026, $8.0 million of withholding taxes was remitted to tax authorities on Kelun’s behalf and is included within purchase of research and development license on the consolidated statement of cash flows. A portion of the nonrefundable upfront $80.0 million payment represents costs for SKB105 drug supply that Kelun is obligated to provide to the Company that has not been received as of September 30, 2026, and will be used in future research and development activities. The Company recorded $1.8 million within prepaid expenses and other current assets on its consolidated balance sheet as of September 30, 2026, and will recognize the amounts into research and development expense as the SKB105 drug supply is received from Kelun throughout the remainder of 2026.
As of September 30, 2026, no development milestones had been triggered.
12. Leases
In May 2025, the Company entered into a noncancelable operating sublease agreement with Nano Dimension USA Inc. (“Sublandlord”) whereby the Company sublets approximately 25,000 square feet of office space located in Waltham, Massachusetts (“Waltham Sublease”). The sublease commencement date was June 1, 2025, with an initial term of 45 months.
In September 2026, the Company entered into an operating lease with NWALP PHOP Property Owner LLC (“Landlord”) for approximately 15,000 square feet of office space in Waltham, Massachusetts. The lease commencement date was September 15, 2026, and the lease has an initial term of twenty nine and one half months. The total undiscounted lease payments over the term are approximately $1.3 million.
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
As of September 30, 2026, the Company had $2.3 million of operating lease ROU assets, short term lease liabilities of $0.7 million and long term lease liability of $1.7 million on its condensed consolidated balance sheets. As of September 30, 2026, the operating lease arrangements had a weighted average remaining lease term of 2.42 years and a discount rate of 10.6%.
As of September 30, 2026, the total remaining operating lease payments included in the measurement of lease liabilities was as follows (in thousands):

Period ended December 31
2026 (remainder of the year)	$156
2027	1,117
2028	1,315
2029	223
Total undiscounted lease payments	2,811
Less: imputed interest	(353)
Total present value of operating lease liability	$2,458

13. Commitments and Contingencies
401(k) Plan
The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of management. For the three and nine months ended September 30, 2026 and September 30, 2025, the Company has not recorded any expense related to 401(k) Plan match contributions.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations, or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2026.
Legal Proceedings
From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of September 30, 2026, the Company was not a party to any material legal proceedings or claims.

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
14. Net Loss per Share
Basic and diluted net loss per share attributable to ordinary shareholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted
Ordinary Shares	$(35,127)	39,056,224	$(0.90)	$(20,947)	16,540,771	$(1.27)
Series A Preferred Shares (1)	(2,599)	2,890	$(899.31)	(3,660)	2,890	$(1,266.44)
Net loss	$(37,726)			$(24,607)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share, Basic and Diluted
Ordinary Shares	$(79,002)	33,360,473	$(2.37)	$(52,391)	6,640,402	$(7.89)
Series A Preferred Shares (1)	(6,844)	2,890	$(2,368.17)	(9,154)	1,160	$(7,891.38)
Net loss	$(85,846)			$(61,545)

(1) The weighted-average number of shares of as-converted Series A Preferred Shares used in the loss allocation was 2,890,000 for the three and nine months ended September 30, 2026 and 2,890,000 and 1,160,219 for the three and nine months ended September 30, 2025, respectively.

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

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Outstanding unvested restricted stock units	515,205	515,205	438,386	438,386
Outstanding unvested restricted stock awards	59,843	59,843	94,083	94,083
Outstanding and issued stock options	6,746,504	6,746,504	4,094,237	4,094,237
Total	7,321,552	7,321,552	4,626,706	4,626,706
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
The Company had no related party accounts payable and other current liabilities as of September 30, 2026. As of December 31, 2025, the Company had $0.1 million of accrued research and development costs and an immaterial amount of accrued general and administrative costs.
16. Asset Sale
On April 2, 2026, the Company entered into an asset purchase agreement for its GMI-1687 and GMI-1271 technology, including intellectual property, which had been acquired as part of the reverse merger and was not in active development, for cash consideration of $1.8 million. Additional contingent consideration is included in the asset purchase agreement and is dependent on future development, regulatory, and sales milestones. The Company recorded the cash consideration of $1.8 million as a gain on sale of a nonfinancial asset under ASC 610-20. As there was no recorded value for the assets sold, $1.8 million was recognized as other income during the nine months ended September 30, 2026 within the condensed consolidated statement of operations and comprehensive loss. No amounts were recognized within the condensed consolidated statement of operations and comprehensive loss during the three months ended September 30, 2026. The Company has fully constrained the variable consideration as of September 30, 2026.
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

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
License revenue	$3,117	$4,156	$—	$—
Less:
CR-001 external research and development costs	19,727	31,111	8,379	18,146
CR-002 external research and development costs	3,275	12,971	1,510	5,990
Discovery external research and development costs(1)	227	339	292	1,724
Personnel costs	12,515	34,403	7,436	19,873
Milestone and license fees(2)	3,000	5,500	5,595	7,415
Professional and other fees(3)	4,280	12,602	2,673	7,992
Other expense (income)(4)	(2,181)	(6,924)	(1,278)	405
Net loss and comprehensive loss	$(37,726)	$(85,846)	$(24,607)	$(61,545)
_________________________
(1)Discovery external research and development costs include costs associated with CR-003 and other candidate discovery activities.
(2)2026 amounts for milestone and license fees includes payments for $2.5 million and $3.0 million to Paragon related to the first dosing of a patient in a Phase 1 trial and a Phase 2 trial, respectively, for CR-001 per the CR-001 License Agreement.
(3)Professional and other fees includes professional fees, consulting fees, office and facilities expense, and miscellaneous other expense.
(4)Other expense (income) includes interest income and interest expense.
For the three and nine months ended September 30, 2026, all of the Company’s revenues were earned from a license agreement with a single customer located in China. As of September 30, 2026, all of the Company’s long-lived assets are located in the United States.
18. Subsequent Events
The Company has evaluated events and transactions occurring subsequent to September 30, 2026 through the date at which the financial statements were issued and concluded that no subsequent events have occurred that require disclosure.

26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included in Part I - Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this “Quarterly Report”). The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs and words such as “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” “expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “potential,” “plan,” “seek,” or “continue” and variations of such words and any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, and similar expressions are intended to identify forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” “Crescent Biopharma, Inc.,” “Crescent,” “GlycoMimetics, Inc.,” “GlycoMimetics,” refers to Crescent Biopharma, Inc. and its consolidated subsidiaries, including Crescent Biopharma Operating Company LLC, taken as a whole.
Overview
We are a clinical-stage biotechnology company focused on delivering the next wave of transformative therapies to bring a brighter future for people living with cancer. We have a bold vision to build the next leading biotechnology oncology company. We are executing across two distinct strategies to build our portfolio to achieve this vision. First, we are developing CR-001 (also known as SKB118), which we refer to as a PD-1 x VEGF bispecific antibody because it is designed to bind both the PD-1 immune checkpoint (“PD-1”) and Vascular Endothelial Growth Factor (“VEGF”), which has potential to replace pembrolizumab, marketed by Merck as Keytruda®, as the foundational immuno-oncology backbone; second, we are building a robust portfolio of potentially best-in-class antibody drug conjugates (“ADCs”). Importantly, as we execute on these two strategies, we intend to combine CR-001 and ADC therapies to create what we believe will be best-in-class synergistic combinations to transform care for multiple types of cancer. In the first quarter of 2026, we initiated a global Phase 1/2 trial of CR-001 (the “ASCEND trial”), with initial data expected in the first quarter of 2027, and, through our partner Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd. (“Kelun”), a Phase 1/2 trial of CR-003 (also known as SKB105) as a monotherapy in China, with proof-of-concept data expected in the first quarter of 2027. Additionally, Kelun initiated multiple Phase 2 clinical studies in China of its trophoblast cell-surface antigen 2 (TROP2)-directed ADC sacituzumab tirumotecan (“sac-TMT”) in combination with CR-001 to evaluate the safety, tolerability, and efficacy in patients with non-small cell lung cancer (“NSCLC”) and other solid tumors, with initial data from NSCLC patients anticipated in mid-2027 (second or third quarter). We also initiated a global Phase 1/2 trial of CR-002 (the “APOLLO trial”) in the fourth quarter of 2026, with initial data expected in the second half of 2027.
We initiated ASCEND, a global Phase 1/2 trial of CR-001 in up to eight solid tumor types in the first quarter of 2026. We believe that, because CR-001 incorporates the functional properties of ivonescimab, early clinical data from ivonescimab can serve as important validation of potential effectiveness and tolerability of both ivonescimab and CR-001, thereby allowing us to move quickly into late-stage development with a level of speed and confidence that would not exist if CR-001 did not incorporate the PD-1 and VEGF binding affinity, potency, and cooperative pharmacology of ivonescimab. In the first quarter of 2027, we anticipate sharing initial monotherapy data from ASCEND, including preliminary antitumor response as measured by overall response rate (“ORR”) from a first-line NSCLC cohort of up to 12 patients and the safety, tolerability, pharmacokinetics (“PK”) and pharmacodynamic (“PD”) data from more than 125 treatment-naïve and previously-treated patients across multiple solid tumor types. In mid-2027 (second or third quarter), we plan to share initial standard of care chemotherapy combination data from ASCEND.
CR-002 is a PD-L1-directed ADC designed to deliver a topoisomerase toxin to cancer cells that express PD-L1, a cell surface protein that suppresses T-cell activation. PD-L1 expression is elevated in numerous solid tumors compared to normal tissues, making it an attractive ADC target. In October 2026, CR-002 received allowance to proceed under an Investigational New Drug Application (“IND”) from the FDA, and we initiated the global Phase 1/2 APOLLO trial in the fourth quarter of 2026 in patients with advanced solid tumors, including NSCLC, head and neck squamous cell carcinoma, and various gastrointestinal and gynecological tumors. Initial data are expected in the second half of 2027.

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
Since our inception in September 2024, we have devoted substantially all of our resources to raising capital, organizing and staffing the Company, business and scientific planning, conducting discovery and research activities, establishing arrangements with third parties, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the reverse recapitalization and merger with GlycoMimetics, Inc. and sales of equity and debt securities (see Note 8 to the condensed consolidated financial statements above for more information).
We have incurred operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop. We incurred a net loss of $37.7 million and $85.8 million for the three and nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $257.7 million. For the nine months ended September 30, 2026, we have used net cash of $55.3 million for our operating activities.
As of September 30, 2026, we had cash and cash equivalents of $289.4 million. We expect that our existing cash will be sufficient to fund our operating plans for at least twelve months from the date of filing of this Quarterly Report. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure.
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
Our revenues to date have been generated through the Kelun CR-001 License Agreement. We may recognize revenue over the expected performance period under the agreement. The terms of this agreement include one or more of the following types of payments: non-refundable license fees, payments based on the achievement of specified milestones, and royalties on any net product sales. To date, we have received a non-refundable upfront payment for the license to CR-001. We expect that our revenue for the next several years will be derived primarily from our current license agreements and any additional licensing agreements that we may enter into in the future.
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
We expense research and development costs as incurred. Research and development expenses recorded in connection with services provided by Paragon under (i) the Antibody Discovery and Option Agreement, dated September 19, 2024 (the “Antibody Paragon Option Agreement”) and the ADC Paragon Option Agreement (together with the Antibody Paragon Option Agreement, the “Paragon Option Agreements”), and (ii) the CR-001 License Agreement with Paragon, dated April 28, 2025, as amended on December 2, 2025 (the “CR-001 License Agreement”), and CR-002 License Agreement with Paragon, dated November 5, 2025 (the “CR-002 License Agreement”), in our condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2026, was $3.0 million and $5.5 million, respectively, and $6.2 million and $19.2 million for the three and nine months ended September 30, 2025, respectively.
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
•submission and maintenance of INDs or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for any programs we may develop;
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
Other Income (Expense)
Other income (expense) includes interest income of $2.2 million and $5.2 million, for the three and nine months ended September 30, 2026, respectively, and $1.3 million and $1.8 million for the three and nine months ended September 30, 2025, respectively, relating to interest from our money market account. Other operating income (expense) includes $1.8 million of other income related to the sale of legacy GlycoMimetics intellectual property assets for the nine months ended September 30, 2026. Also included in other income (expense) is $2.2 million of interest expense incurred for the nine months ended September 30, 2025 relating to our previously outstanding convertible notes with an initial principal amount of $37.5 million (“Convertible Notes”) issued to various investors in October 2024, which converted to common stock (now, ordinary shares) and pre-funded warrants upon the close of the Merger.
Income Taxes
No provision for income taxes was recorded for the three and nine months ended September 30, 2026 and September 30, 2025. We recorded a full valuation allowance against our net deferred tax assets as of the balance sheet date, as we believe it is not more likely than not that the benefit will be realized due to our cumulative losses generated to date and expectation of future losses.
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

Results of Operations for the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
The following table summarizes our condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ Change
License agreement revenue	$3,117	$—	$3,117
Operating expenses
Research and development(1)	34,305	20,347	13,958
General and administrative(2)	8,719	5,538	3,181
Total operating expenses	43,024	25,885	17,139
Loss from operations	(39,907)	(25,885)	(14,022)
Other income:
Interest income	2,181	1,278	903
Total other income	2,181	1,278	903
Net loss and comprehensive loss	$(37,726)	$(24,607)	$(13,119)
_________________________
(1)Includes related party amount of $3,000 and $6,175 for the three months ended September 30, 2026 and September 30, 2025, respectively.
(2)Includes related party amount of $0 and $89 for the three months ended September 30, 2026 and September 30, 2025, respectively.

License Agreement Revenue
The following table summarizes our license revenue generated for the periods presented (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ Change
License agreement revenue	$3,117	$—	$3,117
Revenue of $3.1 million for the three months ended September 30, 2026 consisted of amounts earned for the transfer of a portion of the initial supply of CR-001 to Kelun.
Research and Development Expenses
The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ Change
External research and development costs:
CR-001(1)	$22,712	$8,714	$13,998
CR-002(2)	3,275	6,705	(3,430)
CR-003	227	—	227
Other external research and discovery(3)	—	357	(357)
Other research and development costs:
Personnel-related (including share-based compensation)(4)	7,324	4,211	3,113
Office, facilities, and software	481	282	199
Professional and consulting fees	286	78	208
Total research and development expenses	$34,305	$20,347	$13,958
_________________________
(1)Includes related party amount of $3,000 and $423 for the three months ended September 30, 2026 and September 30, 2025, respectively.
(2)Includes related party amount of $0 and $5,534 for the three months ended September 30, 2026 and September 30, 2025, respectively.
(3)Includes related party amount of $0 and $226 for the three months ended September 30, 2026 and September 30, 2025, respectively. Other external research and discovery also includes former CR-003 activities, which were previously presented under CR-003.
(4)Includes related party amount of $0 and $(8) for the three months ended September 30, 2026 and September 30, 2025, respectively.
Research and development expenses increased by $14.0 million during the three months ended September 30, 2026 compared to the same period in the prior year as we develop our pipeline and continue to hire resources to support our ongoing and future research and development.
External research and development expenses, including CROs, CMOs, and other third-party preclinical studies and clinical trials expenses, increased by $10.4 million, from $15.8 million for the three months ended September 30, 2025 to $26.2 million during the three months September 30, 2026. The increase is primarily related to increased clinical development on the global Phase 1/2 ASCEND trial and the costs incurred in preparation for the initiation of the global Phase 1/2 APOLLO trial.
Personnel-related expenses increased by $3.1 million, including a $1.1 million increase in share-based compensation during the three months ended September 30, 2026 compared to the same period in the prior year as we continue to hire employees to support ongoing and future research and development.
For the three months ended September 30, 2026 compared to the same period in the prior year, office, facilities, and software expense increased by $0.2 million and professional and consulting fees increased by $0.2 million, both as a result of continued support of our pipeline.
General and Administrative Expenses
The following table summarizes our total general and administrative expenses for the periods presented (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ Change
Personnel-related (including share-based compensation)	$5,191	$3,225	$1,966
Professional and consulting fees	1,744	1,276	468
Office, facilities, and software	1,461	849	612
Legal fees related to our intellectual property(1)	323	188	135
Total general and administrative expenses	$8,719	$5,538	$3,181
_________________________
(1)Includes related party amount of $0 and $89 for the three months ended September 30, 2026 and September 30, 2025, respectively.
General and administrative expenses increased by $3.2 million during the three months ended September 30, 2026 compared to the same period in the prior year. Personnel-related expenses increased by $2.0 million during the three months ended September 30, 2026 compared to the same period in the prior year, primarily as a result of increases in share based compensation and other compensation costs by $1.2 million and $0.8 million, respectively, during the three months ended September 30, 2026 compared to the same period in the prior year due to our continued hiring of executive and administrative employees.
Professional and consulting fees increased by $0.5 million during the three months ended September 30, 2026 compared to the same period in the prior year as a result of continued support of our pipeline. Office, facilities, and software increased by $0.6 million in continued support of our pipeline.
Interest Income
The following table summarizes our interest income for the periods presented (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ Change
Interest income	$2,181	$1,278	$903
Interest income increased by $0.9 million during the three months ended September 30, 2026 compared to the same period in the prior year due to sustained increased levels of cash and cash equivalents during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Results of Operations for the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
The following table summarizes our condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change
License agreement revenue	$4,156	$—	$4,156
Operating expenses
Research and development(1)	71,598	43,059	28,539
General and administrative(2)	25,328	18,081	7,247
Total operating expenses	96,926	61,140	35,786
Other operating income	1,770	—	1,770
Loss from operations	(91,000)	(61,140)	(29,860)
Other income (expense):
Interest income	5,154	1,780	3,374
Interest expense(3)	—	(2,185)	2,185
Total other income (expense)	5,154	(405)	5,559
Net loss and comprehensive loss	$(85,846)	$(61,545)	$(24,301)
_________________________
(1)Includes related party amount of $5,923 and $21,244 for the nine months ended September 30, 2026 and September 30, 2025, respectively.
(2)Includes related party amount of $0 and $719 for the nine months ended September 30, 2026 and September 30, 2025, respectively.
(3)Includes related party amount of $0 and $865 for the nine months ended September 30, 2026 and September 30, 2025, respectively.

License Agreement Revenue
The following table summarizes our license revenue generated for the periods presented (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change
License agreement revenue	$4,156	$—	$4,156
Revenue of $4.2 million for the nine months ended September 30, 2026 consisted of amounts earned for the transfer of the initial supply of CR-001 to Kelun.
Research and Development Expenses
The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change
External research and development costs:
CR-001(1)	$36,596	$19,412	$17,184
CR-002(2)	12,971	11,685	1,286
CR-003	339	—	339
Other external research and discovery(3)	—	2,179	(2,179)
Other research and development costs:
Personnel-related (including share-based compensation)(4)	19,786	9,355	10,431
Office, facilities, and software	1,301	380	921
Professional and consulting fees	605	48	557
Total research and development expenses	$71,598	$43,059	$28,539
_________________________
(1)Includes related party amount of $5,500 and $6,663 for the nine months ended September 30, 2026 and September 30, 2025, respectively.
(2)Includes related party amount of $0 and $10,514 for the nine months ended September 30, 2026 and September 30, 2025, respectively.
(3)Includes related party amount of $0 and $2,040 for the nine months ended September 30, 2026 and September 30, 2025, respectively. Other external research and discovery also includes former CR-003 activities, which were previously presented under CR-003.
(4)Includes related party amount of $423 and $2,027 for the nine months ended September 30, 2026 and September 30, 2025, respectively.
Research and development expenses increased by $28.5 million during the nine months ended September 30, 2026 compared to the same period in the prior year as we develop our pipeline and continue to hire resources to support our ongoing and future research and development.
External research and development expenses, including CROs, CMOs, and other third-party preclinical studies and clinical trials expenses, increased by $16.6 million, from $33.3 million for the nine months ended September 30, 2025 to $49.9 million during the nine months ended September 30, 2026. The increase is primarily related to increased clinical development on the global Phase 1/2 ASCEND trial and the costs incurred in preparation for the initiation of the global Phase 1/2 APOLLO trial.
Personnel-related expenses increased by $10.4 million during the nine months ended September 30, 2026 compared to the same period in the prior year as we continue to hire employees to support ongoing and future research and development. Share-based compensation increased by $2.2 million during the nine months ended September 30, 2026 compared to the same period in the prior year, primarily as a result of increases in employee awards and partially offset by a decrease in expense related to the Parascent warrants.
For the nine months ended September 30, 2026 compared to the same period in the prior year, office, facilities, and software expense increased by $0.9 million and professional and consulting fees increased by $0.6 million, both as a result of continuing support of our pipeline.
General and Administrative Expenses
The following table summarizes our total general and administrative expenses for the period presented (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change
Personnel-related (including stock-based compensation)(1)	$14,617	$10,517	$4,100
Professional and consulting fees(2)	5,850	5,303	547
Office, facilities, and software	3,798	1,760	2,038
Legal fees related to our intellectual property(3)	1,063	501	562
Total general and administrative expenses	$25,328	$18,081	$7,247
_________________________
(1)Includes related party amount of $0 and $213 for the nine months ended September 30, 2026 and September 30, 2025, respectively.
(2)Includes related party amount of $0 and $150 for the nine months ended September 30, 2026 and September 30, 2025, respectively.
(3)Includes related party amount of $0 and $356 for the nine months ended September 30, 2026 and September 30, 2025, respectively.
General and administrative expenses increased by $7.2 million during the nine months ended September 30, 2026 compared to the same period in the prior year. Personnel-related expenses increased by $4.1 million during the nine months ended September 30, 2026 compared to the same period in the prior year. Increases in personnel-related expenses were primarily the result of our continued hiring of executives and administrative employees, resulting in increases to both share-based compensation and other compensation costs during the nine months ended September 30, 2026 compared to the same period in the prior year by $1.5 million and $2.6 million, respectively.
Professional and consulting fees increased by $0.5 million during the nine months ended September 30, 2026 compared to the same period in the prior year as a result of continued support of our pipeline. Office, facilities, and software increased by $2.0 million, primarily as a result of continued support of our pipeline.
Interest Income
The following table summarizes our interest income for the periods presented (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change
Interest income	$5,154	$1,780	$3,374

Interest income increased by $3.4 million during the nine months ended September 30, 2026 compared to the same period in the prior year due to sustained increased levels of cash and cash equivalents during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Other Income
The following table summarizes our other income for the periods presented (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change
Other income	$1,770	$—	$1,770
Other income increased by $1.8 million during the nine months ended September 30, 2026 compared to the same period in the prior year due to the sale of the legacy GlycoMimetics intellectual property assets in the current year.
Interest Expense
The following table summarizes our interest expense for the periods presented (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change
Interest expense	$—	$(2,185)	$2,185
Interest expense for the nine months ended September 30, 2025 related to our previously outstanding Convertible Notes with an initial principal amount of $37.5 million issued to various investors in October 2024, which converted to common stock (now, ordinary shares) and pre-funded warrants upon the close of the Merger. No further interest expense is expected following the conversion of the Convertible Notes.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we continue clinical development of our CR-001 and CR-002 programs and continue the preclinical development of our CR-003 program. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the issuance of equity and debt securities.
In June 2025, we raised approximately $142.3 million in net proceeds from the Pre-Closing Financing (as defined in Note 1 to the condensed consolidated financial statements), excluding the previously received proceeds from the Convertible Notes, and received $1.3 million in cash from GlycoMimetics upon consummation of the Merger. Please see Note 1, “Nature of the Business” to the condensed consolidated financial statements for additional information.
In December 2025, we raised approximately $171.9 million in net proceeds from the Private Placement (as defined in Note 8 to the condensed consolidated financial statements).
In July 2026, we raised approximately $133.4 million in net proceeds from the July 2026 Offering (as defined in Note 8 to the condensed consolidated financial statements). For the three months ended September 30, 2026, we raised approximately $11.1 million from sales under our ATM Program (as defined in Note 8 to the condensed consolidated financial statements). Please see Note 8, “Convertible Preferred Shares and Shareholders' Equity (Deficit)” to the condensed consolidated financial statements for additional information.
As of September 30, 2026, we had cash and cash equivalents of $289.4 million.

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
Cash Flows
The following table summarizes our cash flows for the period presented (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net cash used in operating activities	$(55,337)	$(44,792)
Net cash used in investing activities	(6,390)	(726)
Net cash provided by financing activities	138,004	144,124
Net increase in cash, cash equivalents, and restricted cash	$76,277	$98,606
Net Cash Used in Operating Activities
For the nine months ended September 30, 2026, net cash used in operating activities was $55.3 million, which was primarily attributable to a net loss of $85.8 million, partially offset by non-cash charges of $11.0 million and net cash provided by changes in operating activities of $19.5 million. The changes in operating activities were primarily due to the receipt of proceeds from the Kelun CR-001 License Agreement, as well as an increase in our business activity and timing of vendor invoicing and payments. Non-cash charges primarily consisted of $12.3 million in share-based compensation expense, offset by a $1.8 million gain on the sale of legacy GlycoMimetics intellectual property assets.
For the nine months ended September 30, 2025, net cash used in operating activities was $44.8 million, which was primarily attributable to a net loss of $61.5 million, partially offset by non-cash charges of $10.9 million, and net cash provided by changes in operating activities of $5.9 million. The changes in operating activities were primarily due to an increase in our business activity as well as the timing of vendor invoicing and payments. Non-cash charges primarily consisted of $8.6 million in share-based compensation expense and of $2.2 million non-cash interest expense.
Net Cash Used in Investing Activities
For the nine months ended September 30, 2026, net cash used in investing activities was attributable to the remittance to tax authorities on Kelun’s behalf of $8.0 million in withholding taxes related to the SKB105 License Agreement, proceeds received from the sale of legacy GlycoMimetics intellectual property assets of $1.8 million, and $0.2 million of purchases of property and equipment associated with the build-out of the sublease of office space located in Waltham, Massachusetts.
For the nine months ended September 30, 2025, net cash used in investing activities was attributable to purchases of $0.7 million of property and equipment associated with the build out of the sublease of office space located in Waltham, Massachusetts.
Net Cash Provided by Financing Activities
For the nine months ended September 30, 2026, net cash provided by financing activities was $138.0 million, consisting of $135.1 million of net proceeds from the July 2026 Offering, $11.1 million of net proceeds from sales under our ATM Program, $0.3 million in proceeds from the issuance of ESPP shares, and $0.1 million of proceeds for employee stock option exercises, offset by $8.6 million of payments for deferred offering costs related to the Private Placement, the July 2026 Offering, and the ATM Program.

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
Contractual Obligations and Other Commitments
We enter into contracts in the normal course of business with CROs, CMOs, and other vendors for preclinical research studies, clinical trials, manufacturing, and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if the contract is cancelled within a specified time, and therefore, are cancellable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of September 30, 2026.
See Notes 11, 12, and 13 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for further information on our licensing agreements with Kelun, our contractual lease obligations for our office in Waltham, Massachusetts, and other commitments, including the commitments under our option and license agreements.

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
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations, or cash flows is disclosed in Note 2 to the condensed consolidated financial statements as of September 30, 2026 included in Part I, Item 1 of this Quarterly Report.
Off-Balance Sheet Arrangements
As of September 30, 2026, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage biotechnology company with a limited operating history. Since September 19, 2024 (inception), we have incurred significant operating losses. For the nine months ended September 30, 2026, we reported a net loss of $85.8 million and had an accumulated deficit of $257.7 million. We will need to raise substantial additional capital to continue to fund our operations in the future. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. If we are unable to acquire additional capital or resources, we will be required to modify our operational plans to complete future milestones and we may be required to delay, limit, reduce, or eliminate development or future commercialization efforts of product candidates and/or programs. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently anticipate. We may be forced to reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings or entering into strategic collaborations.

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
•are required to pay penalties under our Registration Rights Agreement for failing to timely register or maintain effectiveness of such registration statement for the applicable securities;
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
We have limited experience as a company in initiating and conducting clinical trials, and no experience in completing clinical trials. In part because of this limited experience, we cannot be certain that our ongoing or planned clinical trials will begin or be completed on time, if at all. In addition, we have not yet demonstrated an ability to obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing, and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. Further, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.
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
We have in the past, and we may in the future, raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, and we may be required to relinquish valuable rights to our research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements with third parties when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
To the extent that we raise additional capital through the sale of equity, including pursuant to any sales under convertible debt or other securities convertible into equity, the ownership interest of our shareholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our shareholders. For instance, immediately prior to the consummation of the Merger, certain institutional and accredited investors purchased shares of Pre-Merger Crescent common stock and pre-funded warrants for an aggregate purchase price of $200.0 million (which includes $37.5 million of gross proceeds we previously received from the issuance of the Convertible Notes in October 2024). Additionally, in December 2025, certain investors agreed to purchase ordinary shares of Crescent and pre-funded warrants for an aggregate purchase price of $185.0 million and in July 2026, we sold approximately 9.4 million of our ordinary shares and 525,897 pre-funded warrants exercisable for our ordinary shares in an underwritten public offering for net proceeds of approximately $133.4 million, after deducting underwriting discounts and commissions and other offering expenses. In addition, we are able to sell up to $188.5 million of our ordinary shares through an “at-the-market” equity offering program.
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
From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory, and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and clinical trials in solid tumor and other target indications, as well as the receipt of clinical data, and submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, the commercialization of our product candidates may be delayed or never achieved and, as a result, our share price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.
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

Further, conducting clinical trials in foreign countries, as we are doing for CR-001 and may may do for our future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled subjects in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks, including war, relevant to such foreign countries.
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
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union (“EU”) recently evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”), to be submitted in each EU member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.
If we encounter difficulties enrolling patients in our ongoing and future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
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
Preliminary, “topline”, initial or interim data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures.
From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of these data without the opportunity to fully and carefully evaluate complete data. As a result, the preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated or subsequently made subject to audit and verification procedures. As a result, any preliminary or topline data should be viewed with caution until the final data are available. From time to time, we may also disclose initial or interim data from our preclinical studies and clinical trials. Such data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments. Further, disclosure of such data by us could result in volatility in the price of our ordinary shares.
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
Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates, whether used alone or in combination with other therapies, could cause us or regulatory authorities to interrupt, delay or halt clinical trials or lead to the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities, or, if such product candidates are approved, result in a more restrictive label and other post-approval requirements. Any treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial, or could result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
Because we have limited financial and managerial resources, we focus our research and development efforts on certain selected programs. We have in the past and may again in the future utilize Paragon Therapeutics, Inc. (“Paragon”) to conduct certain research activities (primarily preclinical studies) pursuant to discovery and option agreements into which we may enter.
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
We conduct clinical trials for our CR-001 program, and expect to conduct clinical trials for future programs, at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.
We are currently conducting clinical trials for CR-001 at sites outside of the United States, and expect to conduct one or more of our future clinical trials for CR-002, CR-003, and any other future programs outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the study was not otherwise subject to an IND, the FDA will not accept the data as support for an application for regulatory approval unless the study is well-designed and well-

conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.
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
The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive, and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including our lead program, CR-001, and other programs, including CR-002 and CR-003, as well as planned programs such as CR-004, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication, or with respect to our product candidates regulated as biologics, that such candidates are safe, pure, and potent for their intended uses. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining regulatory approval. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical, or other data.
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
The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act (the “ACA”), includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product.
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
For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. On April 26, 2023, the European Commission published a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. The proposed revisions remain subject to final approval by the European Parliament, which is currently expected by the end of 2026. The proposed revisions (which would affect, among other things, the duration of regulatory data protection and market protection, including for orphan medicinal products, and revise the eligibility for expedited pathways etc.) are not expected to become applicable before 2028 but may have a significant impact on the pharmaceutical industry and our business over the long term.

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
The current Presidential administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how such policies will be implemented, the proposed policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our product candidates, if approved. As part of this strategy, President Trump has proposed imposing significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers entered into confidential pricing agreements with the federal government. Subsequently, in April 2026, the Trump administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act on imports of brand pharmaceuticals, biologics and associated pharmaceutical ingredients, which took effect in phases for specified categories of companies beginning July 31, 2026, and applied to all covered importers as of September 29, 2026. Exempted from these tariffs, among others, are companies that have executed or are negotiating agreements with the federal government regarding most favored nation pricing and onshoring of production and research and development. In addition, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as Globe and Guard. The final Globe regulation was published in September 2026 and implements a mandatory payment model under which manufacturers of eligible drugs will be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. A voluntary payment model, referred to as Generous, seeks to impose most favored nation pricing in Medicaid, and multiple manufacturers have announced their participation. While the impact of the final Globe and proposed Guard regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

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
In some countries, particularly member states of the EU (“EU member states”), the pricing of prescription medicinal product is subject to governmental control. EU member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a medicinal product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced EU member states, can further reduce prices. To obtain coverage and reimbursement or pricing approvals in some countries, we or current or future collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. This Health Technology Assessment (“HTA process”), which is currently governed by the national laws of the individual EU member states, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations, or prospects could be materially and adversely affected.
The UK controls the cost of branded prescription pharmaceuticals through a voluntary scheme and a statutory scheme, the latter of which is applicable to companies that do not opt-in to the former. These schemes require participating manufacturers or suppliers to make payments calculated as a percentage of net sales income from certain branded medicines, and the applicable payment percentages may be significant and may change over time. The current voluntary scheme and its headline payment rate are applicable until the end of 2028, when successor scheme will become applicable – the details of which are not yet known. If the UK were to significantly alter its regulations or agreements affecting the reimbursement or pricing of prescription pharmaceuticals, we could face significant new costs.

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
Disruptions at the FDA and other agencies or comparable foreign regulatory authorities may also slow the time necessary for the review and approval of applications for clinical trial or marketing authorization, which would adversely affect our business. For example, in previous years, including in 2018, 2019 and 2025, the U.S. government shut down and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, which have led to substantial personnel and leadership changes, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities, or otherwise affect our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.
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
Our success depends, and will continue to depend, in large part on our ability to obtain and maintain patent protection for our platform technologies, programs, and their uses, as well as our ability to operate without infringing on or violating the proprietary rights of others. Our ability to protect our technologies from unauthorized making, using, selling, offering to sell, or importing by third parties may depend on the extent to which we have rights under valid and enforceable patents that cover these activities. We rely, and will continue to rely, upon a combination of patents, trademarks, trade secret protection, confidentiality agreements, and licensing and collaboration arrangements to protect and expand the intellectual property related to our programs and technologies. While we do not currently solely own any patents or patent applications, we in-license certain patent rights from Paragon pursuant to the CR-001 License Agreement and the CR-002 License Agreement relating to certain of our product candidates, and patent rights from Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd. (“Kelun”) pursuant to that certain License and Collaboration Agreement, dated December 2, 2025, by and between us and Kelun (the “SKB105 License Agreement”) relating to CR-003 outside of mainland China, Hong Kong, Macau and Taiwan. Paragon has filed and we, alone and/or jointly with Paragon, have filed or intend to file provisional patent applications directed to antibodies that target PD-1 and VEGF, including, for example, applications covering composition of matter, dosing, pharmaceutical formulations, and methods of using such antibodies, including, but not limited to, CR-001. In addition, Paragon has filed and we, alone and/or jointly with Paragon, intend to file provisional patent applications directed to ADCs, including, for example, applications covering composition of matter, dosing, pharmaceutical formulations, and methods of using such antibodies, including, but not limited to, CR-002. Kelun has filed, and we and Kelun, alone and/or jointly, intend to file patent applications directed to ADCs, including, for example, applications covering composition of matter, dosing, pharmaceutical formulations, and methods of using such antibodies, including, but not limited to, CR-003. However, we or our licensors may not be able to protect our owned or in-licensed intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of patents, trade secrets, and other intellectual property. Filing, prosecuting, and defending patents on programs worldwide would be expensive and our intellectual property rights in some foreign jurisdictions can be less extensive than those in the United States; the reverse may also occur. As such, we may not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we apply for them. Our competitors may operate in countries where we do not have patent protection and can freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where we do not have patent protection and/or pending patent applications.

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
Because our development programs currently rely, and will continue to rely, on intellectual property rights in-licensed from Paragon and Kelun under each of the CR-001 License Agreement, CR-002 License Agreement (together with the

CR-001 License Agreement, the “Paragon License Agreements”) and SKB105 License Agreement, respectively, and may in the future require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may in the future be unable to acquire or in-license compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we identify as necessary for our programs. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on commercially reasonable terms or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we do obtain, our ability to commercialize any of our targeted therapeutics, if approved, would likely be delayed, or we may have to abandon development of the relevant program, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
We currently in-license granted patents related to our programs. Changes in either the patent laws or interpretation of patent laws in the United States, including patent reform legislation such as the Leahy-Smith Act could increase the uncertainties and costs surrounding the prosecution of our owned and in-licensed patent applications, if any, and the maintenance, enforcement, or defense of our owned and in-licensed issued patents, if any. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications, if any, and the enforcement or defense of our issued patents, if any, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Additionally, the USPTO and patent offices in other jurisdictions have often required that patent applications directed to pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Accordingly, our patents might be substantially narrower than anticipated. Thus, there is no assurance as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issued.

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
Risks Related to Our Reliance on Third Parties
We currently rely on licensing arrangements with Paragon and Kelun under the Paragon License Agreements, the Kelun CR-001 License Agreement, and the SKB105 License Agreement and may in the future rely on other intellectual property licensed from third parties. If we are unable to maintain our current collaborations or licensing arrangements, or if our collaborations or licensing arrangements are not successful, our business could be negatively impacted.
We rely on our current and future licensing arrangements with Paragon and Kelun under the Paragon License Agreements, the Kelun CR-001 License Agreement, and the SKB105 License Agreement for intellectual property rights underlying our current product candidates, and may in the future rely on licensing arrangements with other third parties for rights to a substantial portion of our discovery capabilities and product candidates, including for CR-001 and CR-002.
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
In addition, we currently rely on foreign CROs and CMOs, including WuXi Biologics (Hong Kong) Limited (“WuXi”) for CR-001 and CR-002 formulation and manufacturing of our stage 1 clinical trial materials, and will likely continue to rely on foreign CROs and CMOs in the future. Kelun is also based in China. On December 18, 2025, President Trump signed into law the National Defense Authorization Act of 2026 (“NDAA”), which includes § 851 often referred to as “the BIOSECURE Act”. Under the BIOSECURE Act, U.S. government agencies cannot (1) buy or obtain biotechnology equipment or services provided by a “biotechnology company of concern” (“BCC”); (2) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC; or (3) expend loan or grant funds for biotechnology equipment or services provided by a BCC, whether directly or through a loan or grant recipient. The BIOSECURE Act does not bar a U.S. company from all federal contracts or grants simply because it does business with a BCC. The restriction applies only when a federal contract or grant would procure covered biotechnology equipment or services—directly or indirectly—from a designated company. While WuXi is not currently listed as a BCC, earlier BIOSECURE drafts explicitly named it as a BCC. Additionally, on December 18, 2025, the chairmen of multiple Senate and House committees, including the House Select Committee on China, sent a letter to the Department of Defense recommending that WuXi be added to the Department of Defense’s 1260H list, which would make WuXi a BCC.
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
Foreign CMOs may be subject to U.S. legislation, including the BIOSECURE Act, trade restrictions, and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, in April 2025, the United States government imposed significant tariffs on imports from China and other countries and may impose more restrictions on goods, including biologically derived substances, manufactured in or imported from China or impose other restrictions on companies’ ability to work with Chinese biotech companies. Certain of these tariffs have gone into effect. In February 2026, the United States Supreme Court ruled that the use of the International Emergency Economic Powers Act (“IEEPA”) to impose tariffs was not authorized by Congress, invalidating a significant portion of tariffs that had been in effect since April 2025. While the ruling struck down the IEEPA-based tariffs, it does not prevent the administration from imposing tariffs using other legal authorities, and the administration has indicated its intention to pursue alternative statutory mechanisms to reinstate or impose new tariffs. In July 2026, the Trump administration imposed tariffs on goods from more than 80 countries under Section 301 of the Trade Act of 1974, which enables the government to impose tariffs in response to unfair trade practices. These tariffs are the subject of pending litigation, the outcome of which remains uncertain. There remains substantial uncertainty regarding future tariff rates and the countries and products to which such tariffs would apply. To the extent tariffs are applicable to the material we import from China and other countries, our financial condition could be adversely affected.

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
We are a clinical stage biotechnology company with a limited operating history, and, as of September 30, 2026, we had 80 full-time employees. We have been and will continue to be highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Any of our management team members may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
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

We may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our information technology systems, confidential information or business. Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of our third-party CROs, other contractors (including sites performing our clinical trials), third-party service providers and supply chain companies, and consultants, these systems are potentially vulnerable to attack, breakdown or other damage or service interruptions, misconfigurations, “bugs” or other vulnerabilities, malicious code, system malfunction, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, other social engineering / phishing schemes, denial or degradation of service attacks and sophisticated nation-state and nation-state-supported actors as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. Furthermore, any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Advances in artificial intelligence, including models capable of rapidly identifying and exploiting software vulnerabilities, may further increase the speed and effectiveness of cyberattacks. As a result, vulnerabilities or flaws in our products, systems or those of third parties upon which we rely may be discovered more quickly, reducing the time available for detection and remediation and increasing the likelihood or severity of security incidents.

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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that our measures and those of third parties will be effective in protecting our systems, networks and internal information. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which may have retroactive application) could adversely affect our shareholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For example, the United States enacted the Inflation Reduction Act of 2022 (“IRA”), which implements, among other changes, a 1% excise tax on certain stock buybacks. In addition, beginning in 2022, the Tax Cuts and Jobs Act eliminated the previously available option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. On July 4, 2025, the U.S. Congress enacted the One Big Beautiful Bill Act, which includes provisions that allow for the immediate expensing of domestic U.S. research and development expenses, a general requirement to reduce the deduction for research and development expense by any research credit taken, and other changes to the U.S. taxation of profits derived from foreign operations. The impact of this law on our tax position will depend on how the provision is implemented and interpreted by the Internal Revenue Service and other regulatory authorities. In addition, we have no assurance as to whether, when and how this provision may be subject to further amendment or repeal. Such changes, among others, may adversely affect our effective tax rate, results of operation, and general business condition.
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
The decision to enter into or amend any option agreement or license agreement with Paragon is subject to the approval of our board of directors. As noted above, our board of directors includes two Preferred Directors that are affiliated with and elected by Fairmount. As a result, Fairmount may exert influence on the decisions of our board of directors and management, including as it relates to the Company’s agreements with Paragon, which interests may differ from the interests of our shareholders given Fairmount’s interest in both us and Paragon, and indirect interest in Parascent. All directors of our board of directors owe fiduciary duties pursuant to Cayman Islands law, and are expected to comply with their respective fiduciary duties under Cayman Islands law relevant to related party transactions. In addition, we have adopted a related party transaction approval policy pursuant to which the Audit Committee of our board of directors is responsible for the review, consideration, and approval or ratification of related party transactions.
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
•allow the authorized number of directors to be changed only by resolution of our board of directors, subject to the terms of the Series A Certificate of Designation;
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
In addition, the Certificate of Designation relating to our Series A Preferred Shares may delay or prevent a change in control. At any time while at least 30% of the originally issued Series A Preferred Shares remain issued and outstanding, we may not consummate a Fundamental Transaction (as defined in the Series A Certificate of Designation) or any merger or consolidation with or into another entity or any share sale to, or other business combination in which our shareholders immediately before such transaction do not hold at least a majority of the share capital immediately after such transaction, without the affirmative vote of the Preferred Directors, acting together, or a simple majority of the then issued and outstanding Series A Preferred Shares. This provision of the Series A Certificate of Designation may make it more difficult for us to enter into any of the aforementioned transactions, even potential change of control transactions that could offer a premium over market value to the ordinary shareholders, as it would require the separate consent of the Preferred Directors, acting together, or a simple majority of the issued and outstanding Series A Preferred Shares.
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
Broad market and industry factors may negatively affect our operations and the market price of our ordinary shares, including, but not limited to, economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, geopolitical events, or other macroeconomic conditions. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, especially in light of ongoing comments and executive orders made by the Trump Administration, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), tighter credit, fluctuating interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations, and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers. In 2025, the United States announced reciprocal tariffs on a variety of countries and products. In February 2026, the United States Supreme Court invalidated a significant portion of tariffs that had been in effect since April 2025 based on the International Emergency Economic Powers Act (IEEPA). The ruling has created substantial uncertainty regarding the tariff landscape, including the method and timing of any refunds to previously collected tariffs and any imposition of new or similar tariffs under alternative statutory mechanisms, such as those imposed in July 2026 under Section 301 of the Trade Act of 1974. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified, or suspended. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflicts in Iran and elsewhere in the Middle East and between Russia and Ukraine as well as rising tensions with China have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. For example, trade policies and geopolitical disputes (including as a result of China-Taiwan relations) and other international conflicts can result in tariffs, sanctions, and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where we source our components or raw materials. In addition, tensions between the United States and China have led to a series of tariffs being imposed by the United States on imports from China mainland, as well as other business restrictions. Tariffs increase the costs of the components and raw materials we source. Countries may also adopt other measures, such as controls on imports or exports of goods, technology, or data, that could adversely impact our operations and supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f)) adopted or terminated any Rule 10b5-1 trading arrangement and/or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K).
Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report are set forth below.

Exhibit Number	Description	Form	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger and Reorganization, dated as of October 28, 2024, by and among GlycoMimetics, Inc., Gemini Merger Sub Corp., Gemini Merger Sub II, LLC, and Crescent Biopharma, Inc.	8-K	2.1	October 29, 2024
2.2†	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of February 14, 2025	8-K	10.1	February 14, 2025
2.3†	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated as of April 28, 2025, by and among GlycoMimetics, Inc., Gemini Merger Sub Corp., Gemini Merger Sub II, LLC, and Crescent Biopharma, Inc.	8-K	10.1	April 29, 2025
3.1	Memorandum and Articles of Association	8-K	3.4	June 18, 2025
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Shares	8-K	3.6	June 18, 2025

Exhibit Number	Description	Form	Exhibit	Filing Date

4.1	2026 Form of Pre-Funded Warrant	8-K	4.1	July 15, 2026
10.1*#	Amendment No.1 to the Crescent Biopharma, Inc. 2025 Employment Inducement Incentive Award Plan
10.2	Open Market Sale AgreementSM, dated July 1, 2026, by and between the Company and Jefferies LLC	S-3	1.2	July 1, 2026
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.
†	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crescent Biopharma, Inc.

Date: November 12, 2026	By:	/s/ Joshua Brumm
Joshua Brumm
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Richard Scalzo
Richard Scalzo
Chief Financial Officer
(Principal Financial Officer)